Form 10-K
period 2020-10-31
Mission Produce, Inc.
filed 2021-01-19
CIK 1802974

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________
FORM 10-K
_____________

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 31, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 001-39561
_____________
MISSION PRODUCE, INC.
(Exact name of Registrant as specified in its charter)
_____________

Delaware
(State or Other Jurisdiction of
Incorporation or Organization)
2500 East Vineyard Avenue, Suite 300
Oxnard, California
(Address of Principal Executive Offices)
96-3847744
(I.R.S. Employer
Identification No.)
93036
(Zip Code)

Registrant’s Telephone Number, Including Area Code: (805) 981-3650
_____________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	AVO	NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None
_____________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒
As of October 2, 2020, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $457 million, based on the closing price of the registrant’s common stock on the Nasdaq Global Select Market of $12.00 per share. The registrant has elected to use October 2, 2020 as the calculation date, which was the first day our common stock was publicly traded, because as of April 30, 2020 (the last business day of the registrant’s most recently completed second fiscal quarter) the registrant was a privately-held concern.
As of January 18, 2021, the registrant had 70,550,922 shares of common stock at $0.001 par value outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Certain sections of the registrant’s definitive proxy statement for the 2021 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K are incorporated by reference into Part III of this Form 10-K.

MISSION PRODUCE, INC.
TABLE OF CONTENTS

FORM 10-K
For the Year Ended October 31, 2020

FORWARD LOOKING STATEMENTS
This annual report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may”, “will”, “should”, “expects”, “plans”, “anticipates”, “could”, “intends”, “target”, “projects”, “contemplates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. We believe that these factors include, but are not limited to, the following:
•Our ability to generate revenues is limited by the annual supply of avocados and our ability to purchase or grow additional avocados.
•A significant portion of our revenues are derived from a relatively small number of customers.
•Mexican and Peruvian economic, political and societal conditions may have an adverse impact on our business.
•Our earnings are sensitive to seasonal factors and fluctuations in market prices of avocados.
•We and our growers are subject to the risks that are inherent in farming, including weather and price fluctuations.
•Food safety events, including instances of food-borne illness involving avocados, could create negative publicity for our customers and adversely affect sales and operating results.
•We are subject to United States Department of Agriculture (“USDA”) and Food and Drug Administration (“FDA”) regulations that govern the importation of foreign avocados into the United States.
•Changes to U.S. trade policy, tariff and import/export regulations may adversely affect our operating results.
•We are subject to domestic and international health and safety laws, which may restrict our operations, result in operational delays or increase our operating costs and adversely affect our financial results of operations.
•Compliance with environmental laws and regulations, including laws pertaining to the use of herbicides, fertilizers and pesticides or climate change, or liabilities thereunder, could result in significant costs that adversely impact our business, results of operations, financial position, cash flows and reputation.
•We depend on our infrastructure to have sufficient capacity to handle our business needs, and failure to optimize our supply chain or disruption of our supply chain could have an adverse effect on our business, financial condition and results of operations.
•Other risks and factors listed under “Risk Factors” and elsewhere in this report.
We have based the forward-looking statements contained in this report primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations, prospects, business strategy and financial needs. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, assumptions and other factors described in the section captioned “Risk Factors” and elsewhere in this report. These risks are not exhaustive. Other sections of this report include additional factors that could adversely impact our business and financial performance. Furthermore, new risks and uncertainties emerge from time to time and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this report. We cannot assure you that the results, events and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.
In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.
You should read this report, including documents that we reference and exhibits that have been filed, in this report and have filed as exhibits to this report, with the understanding that our actual future results, levels of activity, performance and achievements may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements.

The forward-looking statements made in this report relate only to events as of the date on which such statements are made. We undertake no obligation to update any forward-looking statements after the date of this report or to conform such statements to actual results or revised expectations, except as required by law.
This annual report also includes trademarks, tradenames and service marks that are the property of other organizations. Solely for convenience, trademarks and tradenames referred to in this annual report appear without the ® and ™ symbols, but those references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights, or that the applicable owner will not assert its rights, to these trademarks and tradenames.
We maintain a website at www.worldsfinestavocados.com, to which we regularly post copies of our press releases as well as additional information about us. Our filings with the Securities and Exchange Commission (“SEC”), are available free of charge through our website as soon as reasonably practicable after being electronically filed with or furnished to the SEC. Information contained in our website does not constitute a part of this report or our other filings with the SEC.

PART I
Item 1.         Business
Overview
Mission Produce, Inc. (“Mission Produce” or the “Company,” “Registrant,” or “Issuer,” and generally referred to as “we” or “us”) is a world leader in sourcing, producing and distributing fresh avocados, serving retail, wholesale and foodservice customers. In October 2020 we completed our initial public offering (“IPO”) of common stock, in which we sold 7,450,000 shares at a public offering price of $12.00 per share. Net proceeds were $78.1 million, after deducting underwriting discounts and commissions of $6.3 million and issuance costs of $5.0 million, paid by the Company.
We have two operating segments which are also reporting segments:
•Marketing and Distribution sources fruit primarily from growers and then distributes fruit through our global distribution network;
•International Farming owns and operates avocado orchards principally located in Peru, that supply our Marketing and Distribution segment with avocados. Substantially all of the avocados produced by our International Farming segment are sold to our Marketing and Distribution segment.
Products and services
We source, produce, pack and distribute avocados. The avocados we sell are primarily of the Hass variety. We sort and pack avocados and match their specifications to respective customer requirements. We sell both pre-ripe and ripened avocados, and with our network of ripening facilities, we can adjust the level of ripeness to the needs of our customers. Our custom ripening programs provide customers with the option of ordering avocados at five different stages of ripeness – hard, preconditioned, breaking, firm-ripe and ripe – which are delivered on specifically tailored schedules according to stage of ripeness.
We also provide value-added services including ripening, bagging, custom packing and logistical management. In addition, we provide our customers with merchandising and promotional support, insights on market trends and hands-on training to assist with their retail sales of our avocados. For example, we operate category management, merchandising and packaging programs, such as our “Avocado Intel,” “Minis,” “Emeralds in the Rough,” “Ready,” “Size Minded,” and shelf-life extension programs, to promote the sale of avocados that might otherwise be underutilized, to identify ready-to-eat and various size avocados for consumers and to increase shelf life.
Customers
We primarily serve retail, wholesale and foodservice customers. We focus on delivering quality avocados on time and within customer specifications. Owning and farming our own avocado orchards also helps to mitigate potential disruptions across our third-party grower supply relationships. We forecast avocado sourcing costs for the season for our own production, which enables us to enter into fixed price contracts with customers for a season without bearing pricing risk from spot market purchases. We do not have long-term contracts with our customers and focus instead on building strong, long-term relationships based on product quality and specifications, on-time delivery and customer support and service.

Supply chain and distribution network
We have developed a sophisticated global distribution network to transport avocados efficiently from our supply sources, to our packing facilities and distribution centers, and to our end-customers around the world. Proximity to growers enables us to develop stronger relationships, control the logistics of the supply chain from tree to packing, and export fruit from the country of origin faster. Most avocados we source are delivered to one of our four packing houses (two in Mexico, one in Peru, and one in California). At the packing houses, including our co-packers in Mexico, our avocados are sorted and packed for transportation to forward distribution centers globally. We manage transportation logistics across truck, ocean, air and rail platforms to bring product from their source to end markets. Our network of distribution facilities puts us in close proximity to our customers, allowing us to better provide the fruit on time and to specification, and to adapt to changing customer volume and ripeness needs. Within the United States, our distribution network enables the delivery of avocados within approximately eight hours or less. In Europe, we have a distribution center in the Netherlands through which we service our European customer base. Through our investment in Mr. Avocado, we have gained distribution access to retail customers in China.
Competition
We compete based on a variety of factors, including the appearance, taste, size, shelf life and overall quality of our products, price and distribution terms, the timeliness of our deliveries to customers and the availability of our products. The avocado and fresh produce business is highly competitive, and the effect of competition is intensified because our products are perishable. Competition in the sale of avocados that we sell comes from competing producers and distributors. We also compete with smaller packers and marketers.
Resources
We source avocados primarily from Mexico, California, and Peru, as well as Colombia, Guatemala and Chile. Our diverse sourcing network mitigates the impact of potential geographical or grower-specific supply disruptions and optimizes our ability to fulfill year-round global demand. We do not have exclusive sourcing contracts with growers.
Third-party growers
We have relationships with thousands of third-party growers. Our large scale and long track record of working with growers contributes to strong existing relationships and facilitates new relationships with third-party growers.
Farming
In addition to purchasing avocados from third-party growers, we grow avocados on owned or leased land to further diversify our sourcing network and provide additional control over our supply. In Peru, we own farmland with developed orchards that are in various stages of maturity as well as undeveloped land that we intend to plant in future years. In fiscal year 2020, we have secured farmland under long term leases in Guatemala that we have begun to develop. We also invest in a joint venture in Colombia that owns land that is under development. After planting, our avocado trees begin to produce avocados in approximately three years and reach full production in approximately five to seven years, depending on location.
We are also involved in the farming of other products on a limited scale. We have planted mango orchards in Peru to enable us to realize synergies from labor and facility management during the avocado off-season. We have also invested in a blueberry farming joint venture that enables us to utilize owned land on which it was not economically feasible to farm avocados. While we do not market blueberries, our investment in Moruga further allows us to leverage labor and facility investments in Peru.
Research and development
We have a dedicated research and development department focused on finding new ways to innovate across our value chain. For example, we were the first company to utilize ripening centers for avocados in the national distribution process, a practice that has since been adopted by other companies in the industry. More recently, we introduced the use of hydrocoolers early in the supply chain to quickly remove heat from avocados. This practice extends the shelf life of our avocados, enabling us to transport avocados longer distances. In fiscal year 2020, we launched a post-harvest innovation, featuring a quarter-sized biodegradable and food-safe packaging insert that blocks ethylene receptors to extend the shelf-life of fruit, helping our retail and foodservice customers reduce shrink and waste.
Total research and development expense was $0.4 million, $0.5 million, and $0.3 million for the years ended October 31, 2020, 2019, and 2018, respectively.

Intellectual property
Our intellectual property includes the federally registered trademark Mission Produce and related brand names. We do not have any patents or other material intellectual property.
Seasonality
The total sales and sales price of avocados fluctuates throughout the year due to variations in the demand and supply of avocados based on geographic location as well as events, like the Big Game, Cinco de Mayo and Fourth of July. For example, in California and Peru, the production of avocados peaks between May and August, whereas in Mexico production peaks between December and March. Although these geographical differences may lead to fluctuations in the purchase price of avocados, our diverse geographical avocado growth and production capabilities help us mitigate volatility in our access to supply of avocados. As a result of the volumes sourced from our farming operations in Peru, we have in recent years realized a greater portion of our net sales and gross profit during the third and fourth quarters of our fiscal year.
Employees
As of October 31, 2020, we had approximately 2,500 employees located worldwide, 1,500 of which were located in Peru, 700 of which were located in Mexico, and 300 of which were located in the United States. Due to the cyclical nature of avocado production, we also hire temporary and seasonal workers on our farms in Peru and packing houses in the U.S. to meet our needs.
We focus on conducting our business with honesty, respect and loyalty. Whether it be through water conservation, increasing use of renewable energy sources, providing meals, transportation and on-site healthcare to our employees in Peru or sponsoring higher-level education for our employees in the U.S., we are committed to operating in a socially responsible and environmentally sustainable manner. Our corporate culture embodies these values and, as a result, we believe we have a highly motivated and skilled work force that is committed to our business.
Regulation and Industry Associations
Our business is impacted by environmental, health and safety, government procurement, anti-bribery and other government regulations and requirements. Below is a summary of some of the significant regulations that impact our business.
As an agricultural producer and marketer of consumable products, our operations are subject to extensive regulation by various federal government agencies, including the FDA, the USDA and the Federal Trade Commission (“FTC”), as well as state and local agencies, with respect to product attributes, packing, labeling, storage and distribution. Under various statutes and regulations, these agencies prescribe requirements and establish standards for safety, purity and labeling. In addition, advertising of our products is subject to regulation by the FTC, and our operations are subject to health and safety regulations, including those issued under the Occupational Safety and Health Act (“OSHA”). Our packing facilities and products are subject to periodic inspection by federal, state and local authorities, including the California State Department of Food and Agriculture (“CFDA”), which oversees weights & measures compliance at our California packing facilities. All of our US facilities are also in compliance with the FDA’s Food Safety Modernization Act (“FSMA”). In addition, our operations in Mexico are subject to Mexican regulations and our operations in Peru are subject to Peruvian regulations.
The agricultural products sold and marketed by us are subject to additional specific government acts or regulations, including the Hass Avocado Promotion, Research and Information Act of 2000 for our avocados.
We are subject to numerous federal, state, local and foreign environmental laws and regulations. These laws and regulations govern, among other matters, the treatment, handling, storage, use and disposal of, and exposure to, hazardous materials and waste, including herbicides, fertilizers, pesticides and other agricultural products, the remediation of contaminated properties and climate change.
In the U.S., the Hass Avocado Board was established by the USDA to promote the sale of Hass variety avocados. This board provides a basis for unified funding of promotional activities based on an assessment on all avocados sold in the U.S. marketplace. The California Avocado Commission, which receives its funding from California avocado growers, has historically shouldered the promotional and advertising costs supporting avocado sales. We believe that the incremental funding of promotional and advertising programs in the U.S. will, in the long term, positively impact average selling prices and will favorably impact our avocado businesses. Similarly, Avocados from Mexico (“AFM”) was formed in 2013 as the marketing arm of the Mexican Hass Avocados Importers Association (“MHAIA”) and the Association of Growers and Packers of Avocados From Mexico (“APEAM”).
We seek to comply at all times with all such laws and regulations and to obtain any necessary permits and licenses, and we are not aware of any instances of material non-compliance.

Available Information
Our corporate headquarters are located at 2500 East Vineyard Avenue, Suite 300, and our telephone number is (805) 981-3650. Our internet address is www.worldsfinestavocados.com. The information on or that can be accessed through our website is not incorporated by reference in this report.
We make available free of charge certain reports and amendments that we file with the SEC, such as our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, our directors’ and officers’ Section 16 reports, as soon as reasonably practicable after filing or furnishing such materials to the SEC on the “Investor relations” section of our website. They are also available free of charge on the SEC’s website at www.sec.gov.

Item 1A.        Risk Factors
You should carefully consider the following risk factors, together with the other information contained in this annual report on Form 10-K, including our financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” before making a decision to purchase or sell shares of our common stock. We cannot assure you that any of the events discussed in the risk factors below will not occur. These risks could have a material and adverse impact on our business, results of operations, financial condition and growth prospects. If that were to happen, the trading price of our common stock could decline. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations or financial condition.
Risk Factors Summary
The following is a summary of the principal risks that could adversely affect our business, operations and financial results.
Risks Related to Our Business
•Our ability to generate revenues is limited by the annual supply of avocados and our ability to purchase or grow additional avocados.
•The loss of one or more of our largest customers, or a reduction in the level of purchases made by these customers, could negatively impact our sales and profits.
•We are subject to the risks of doing business internationally.
•Mexican economic, political and societal conditions may have an adverse impact on our business.
•Peruvian economic and political conditions may have an adverse impact on our business.
•Our earnings are sensitive to fluctuations in market prices of avocados.
•We are subject to increasing competition that may adversely affect our operating results.
•We and our growers are subject to the risks that are inherent in farming.
•Due to the seasonality of the business, our revenue and operating results may vary from quarter to quarter and year to year.
•Our performance may be impacted by general economic conditions or an economic downturn.
•The ongoing COVID-19 pandemic, restrictions intended to prevent its spread and resulting worldwide economic conditions could adversely impact our business, financial condition and results of operations.
•Increases in costs of commodities or other products we use in our business, such as fuel, packing, and paper, could adversely affect our operating results.
•Food safety events, including instances of food-borne illness involving avocados, could create negative publicity for our customers and adversely affect sales and operating results.
•A recall of our products could have a material adverse effect on our business. In addition, we may be subject to significant liability claims should the consumption of any of our products cause injury, illness or death.
•We are subject to possible changing USDA and FDA regulations that govern the importation of foreign avocados into the United States.
•Changes to U.S. trade policy, tariff and import/export regulations may adversely affect our operating results.

•We are subject to health and safety laws, which may restrict our operations, result in operational delays or increase our operating costs and adversely affect our financial results of operations.
•Compliance with environmental laws and regulations, including laws pertaining to the use of herbicides, fertilizers and pesticides or climate change, or liabilities thereunder, could result in significant costs that adversely impact our business, results of operations, financial position, cash flows and reputation.
•The acquisition of other businesses could pose risks to our financial condition and results.
•We depend on our infrastructure to have sufficient capacity to handle our business needs.
•Failure to optimize our supply chain or disruption of our supply chain could have an adverse effect on our business, financial condition and results of operations.
•Our ability to serve our customers is a function of reliable and cost-effective transportation. Disruption of the supply of these services and/or significant increases in the cost of these services could impact our operating income.
•We depend on our key personnel and if we lose the services of any of these individuals, or fail to attract and retain additional key personnel, we may not be able to implement our business strategy or operate our business effectively.
•The operation of our facilities depends on adequate supply of labor and good labor relations with our employees.
•System security risks, data protection breaches, cyber-attacks and systems integration issues could disrupt our internal operations or services provided to customers, and any such disruption could reduce our expected revenue, increase our expenses, damage our reputation and adversely affect our stock price.
•We are subject to stringent privacy laws, information security laws, regulations, policies and contractual obligations related to data privacy and security and changes in such laws, regulations, policies and contractual obligations could adversely affect our business.
•Our business depends on a strong and trusted brand, and any failure to maintain, protect, and enhance our brand would have an adverse impact on our business.
•We could be subject to changes in tax rates, the adoption of new U.S. or international tax legislation or exposure to additional tax liabilities.
Risks Related to Our Common Stock
•An active, liquid and orderly market for our common stock may not be maintained.
•The trading price of the shares of our common stock has been, and is likely to continue to be, highly volatile, and purchasers of our common stock could incur substantial losses.
•Our failure to meet the continued listing requirements of the Nasdaq could result in a delisting of our common stock.
•Our executive officers, directors and principal stockholders, if they choose to act together, have the ability to control or significantly influence all matters submitted to stockholders for approval. Furthermore, many of our current directors were appointed by our principal stockholders.
•Because we may not pay any cash dividends on our capital stock in the foreseeable future, capital appreciation, if any, may be your sole source of gain.
•A significant portion of our total outstanding shares are restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of our common stock to drop significantly, even if our business is doing well.
•We are an emerging growth company, and the reduced disclosure requirements applicable to emerging growth companies may make our common stock less attractive to investors.
•We incur significant costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives.
•If securities or industry analysts do not publish research or reports or publish unfavorable research or reports about our business, our stock price and trading volume could decline.
•If we fail to maintain proper and effective internal control over financial reporting, our ability to produce accurate and timely financial statements could be impaired, investors may lose confidence in our financial reporting and the trading price of our common stock may decline.

•Provisions in our charter documents and under Delaware law could discourage a takeover that stockholders may consider favorable and may lead to entrenchment of management.
•Our amended and restated certificate of incorporation provides that the Court of Chancery (“Chancery Court”) of the State of Delaware is the exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.
Risks Related to Our Business
Our ability to generate revenues is limited by the annual supply of avocados and our ability to purchase or grow additional avocados.
Our ability to distribute avocados is currently limited by our ability to acquire supply from third-party growers and to produce on our own farms. With a limited number of avocado trees on our farms and on the farms from which we purchase, our ability to replace supply from third parties and adapt to any changes in demand of our product may be limited. If we are unable to purchase sufficient volumes from third-party growers or demand for our products were to increase in the future, we would need additional production capacity, which may take time, whether by purchasing additional products from third-party suppliers or by waiting for our younger avocado trees to bear fruit. These purchases may expose us to increases in short-term costs and additional production may expose us to additional long-term operating costs. If supply were to decrease dramatically in the future, whether as a result of damage to farms, inclement weather, drought or labor problems, we may not be able to purchase sufficient fruit or the prices would dramatically increase. The impact of the limited supply could decrease our revenues or increase our costs of goods sold, which would harm our business and financial results.
The loss of one or more of our largest customers, or a reduction in the level of purchases made by these customers, could negatively impact our sales and profits.
Sales to our top 10 customers amounted to approximately 64%, 60%, and 57% of our net sales in the years ended October 31, 2020, 2019, and 2018, respectively. We expect that a significant portion of our revenues will continue to be derived from a relatively small number of customers. We believe these customers make purchase decisions based on a combination of price, product quality, consumer demand, customer service performance, desired inventory levels and other factors that may be important to them at the time the purchase decisions are made. Changes in our customers’ strategies or purchasing patterns, including a reduction in the number of suppliers from which they purchase, may adversely affect our sales. Additionally, our customers may face financial or other difficulties which may impact their operations and cause them to reduce their level of purchases from us, which could adversely affect our results of operations. Customers also may respond to any price increase that we may implement by reducing their purchases from us, resulting in reduced sales of our products. If sales of our products to one or more of our largest customers are reduced, this reduction may have a material adverse effect on our business, financial condition, and results of operations. Any bankruptcy or other business disruption involving one of our significant customers also could adversely affect our results of operations.
We are subject to the risks of doing business internationally.
We conduct a substantial amount of business with growers and customers who are located outside the United States. We purchase avocados from growers and packers in Mexico and other countries, own or lease thousands of acres and operate packing facilities in Peru, have farming joint ventures in Colombia and sell fresh avocados and processed avocado products to foreign customers. We also continually explore sourcing, distribution and sales opportunities in additional countries. We are also subject to regulations and taxes imposed by governments of the countries in which we operate. Significant changes to these government regulations and to assessments by tax authorities can have a negative impact on our operations and operating results.
Our current international operations are subject to a number of inherent risks, including:
•Local economic and political conditions, including local corruption or disruptions in supply, labor, transportation and trading;
•Restrictive U.S. and foreign governmental actions, such as restrictions on transfers of funds and trade protection measures, including import/export duties and quotas and customs duties and tariffs;
•Changes in legal or regulatory requirements affecting foreign investment, taxes, imports and exports; and
•Currency fluctuations that could affect our results of operations.
Moreover, our business is also impacted by the negotiation and implementation of free trade agreements between the United States and other countries, particularly in Mexico, which is the largest source of our supply of avocados. Such agreements can reduce barriers to international trade and thus the cost of conducting business internationally, including the cost of purchasing avocados. For instance, the United States recently ratified a new trilateral trade agreement with the governments of Canada and Mexico, known as the United States-Mexico-Canada Agreement (“USMCA”) to replace the North American Free Trade Agreement (“NAFTA”). If any of the three countries withdraws from the USMCA, our cost of doing business within the three countries could increase.

Mexican economic, political and societal conditions may have an adverse impact on our business.
Mexico is the largest source of our supply of avocados, and our business is affected by developments in that country. Shipments from Mexico to the United States are dependent on the border remaining open to imports, which has closed from time to time. In addition, security institutions in Mexico are under significant stress as a result of organized crime and gang and drug-related violence, which also could affect avocado production and shipments. This situation creates potential risks that could affect a large part of our sourcing in Mexico and would harm our operations if it impacts our facilities or personnel. In addition, Mexican growers strike from time to time to obtain higher prices for their avocados. We cannot provide any assurance that economic conditions or political developments, including any changes to economic policies or the adoption of other reforms proposed by existing or future administrations, in or affecting Mexico will not have a material adverse effect on market conditions or our business, results of operations or financial condition.
Peruvian economic and political conditions may have an adverse impact on our business.
A significant part of our farming operations are conducted in Peru. Accordingly, our business, financial condition or results of operations could be affected by changes in economic or other policies of the Peruvian government or other political, regulatory or economic developments in the country. During the past several decades, Peru has had a succession of regimes with differing policies and programs. Past governments have frequently intervened in the nation’s economy and social structure. Among other actions, past governments have imposed controls on prices, exchange rates and local and foreign investments, as well as limitations on imports, have restricted the ability of companies to dismiss employees and have prohibited the remittance of profits to foreign investors.
In 2018, Peru experienced heightened political instability derived from various currently ongoing investigations into allegations of money laundering and corruption linked to the “Operation Car Wash” investigation that was initiated by Brazilian authorities. Because we have significant operations in Peru, we cannot provide any assurance that political developments and economic conditions, including any changes to economic policies or the adoption of other reforms proposed by existing or future administrations, in Peru and/or other factors will not have a material adverse effect on market conditions, prices of our securities, our ability to obtain financing and our results of operations and financial condition.
Our earnings are sensitive to fluctuations in market prices of avocados.
The pricing of avocados depends on supply, and excess supply can lead to price competition in our industry. Growing conditions in various parts of the world, particularly weather conditions such as windstorms, floods, droughts, wildfires and freezes, as well as diseases and pests, are primary factors affecting market prices because of their influence on the supply and quality of product.
Pricing also depends on quality. Fresh produce is highly perishable and generally must be brought to market and sold soon after harvest. The selling price received depends on the availability and quality offered by us to customers and available in the market generally.
Pricing also depends on demand, and consumer preferences for particular food products are subject to fluctuations over time. Shifts in consumer preferences that can impact demand at any given time can result from a number of factors, including dietary trends, attention to particular nutritional aspects, concerns regarding the health effects of particular products, attention given to product sourcing practices and general public perception of food safety risks. Consumer demand for our products also may be impacted by any public commentary that consumers may make regarding our products, as well as by changes in the level of advertising or promotional support that we employ or that are employed by relevant industry groups or third parties. If consumer preferences trend negatively with respect to avocados, our sales volumes may decline as a result.
We are subject to increasing competition that may adversely affect our operating results.
The market for avocados and processed avocado products is highly competitive. Competition for the purchase of avocados from suppliers and the sale of avocados to distributors primarily comes from other avocado distributors. If we are unable to consistently pay growers a competitive price for their avocados, these growers may choose to have their avocados marketed by alternate distributors. If we are unable to offer attractive prices or consistent supply to retail and wholesale customers, they may choose to purchase from other companies. Such competition may adversely affect our volumes and prices, which would harm our business and results of operations.

We and our growers are subject to the risks that are inherent in farming.
Our results of operations may be adversely affected by numerous factors over which we have little or no control and that are inherent in farming, including reductions in the market prices for our products, adverse weather including drought, high winds, earthquakes and wildfires. Growing conditions, pest and disease problems and new government regulations regarding farming and the marketing of agricultural products.
Due to the seasonality of the business, our revenue and operating results may vary from quarter to quarter and year to year.
Our earnings may be affected by seasonal factors, including:
•the availability, quality and price of fruit;
•the timing and effects of ripening and perishability;
•the ability to process perishable raw materials in a timely manner;
•fixed overhead costs during off-season months at our farms; and
•the slight impacts on consumer demand based on seasonal and holiday timing.
In particular, our farming operations in Peru are affected by seasonal factors, as the harvest in Peru is generally concentrated in the third and fourth fiscal quarters.
Our performance may be impacted by general economic conditions or an economic downturn.
An overall decline in economic activity could adversely impact our business and financial results. Economic uncertainty may reduce consumer spending as consumers make decisions on what to include in their food budgets. This could also result in a shift in consumer preference. Shifts in consumer spending could result in increased pressure from competitors or customers that may require us to increase promotional spending or reduce the prices of some of our products and/or limit our ability to increase or maintain prices, which could lower our revenue and profitability. Instability in financial markets may impact our ability, or increase the cost, to enter into new credit agreements in the future. Additionally, it may weaken the ability of our customers, suppliers, third-party distributors, banks, insurance companies and other business partners to perform their obligations in the normal course of business, which could expose us to losses or disrupt the supply of inputs we rely upon to conduct our business. If one or more of our key business partners fail to perform as expected or contracted for any reason, our business could be negatively impacted.
The ongoing COVID-19 pandemic, restrictions intended to prevent its spread and resulting worldwide economic conditions could adversely impact our business, financial condition and results of operations.
The ongoing COVID-19 pandemic, and restrictions intended to prevent its spread, have already had a significant adverse impact on economic conditions around the world in 2020, including the United States and the geographic markets in which we operate or sell our products. The impact of the COVID-19 pandemic continues to evolve. While we have experienced minimal disruption to our overall business and have not experienced a significant loss of demand for our products during the pandemic, continued economic deterioration in the markets in which our products are sold, including unemployment, reductions in disposable income, declining consumer confidence, and perception of our products as non-essential, could result in future declines in the demand for our products. Going forward, the extent to which COVID-19 may impact our business will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the outbreak, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.
Should the coronavirus continue to spread, our business operations could be delayed or interrupted. For instance, if COVID-19 spreads to our headquarters in Oxnard, California, the domestic or international farms from which we source or our shipping and packing facilities, we may experience a decrease in labor availability from our employees. Current and potential government-imposed travel restrictions could also affect our supply and distribution chain. The spread of COVID-19 throughout the world has also created global economic uncertainty, which may cause potential customers and avocado consumers to closely monitor their costs and reduce their spending budget. Any of the foregoing could materially adversely affect our results of operations.
Increases in costs of commodities or other products we use in our business, such as fuel, packing, and paper, could adversely affect our operating results.
The price of various products that we use in the growth, shipping or distribution of avocados can significantly affect our costs. Fuel and transportation cost is a significant component of the price of much of the produce that we purchase from growers, and there can be no assurance that we will be able to pass on to our customers the increased costs we incur in these respects.

The cost of paper is also significant to us because most of our products are packed in cardboard boxes. If the price of paper increases and we are not able to effectively pass these price increases along to our customers, then our operating income will decrease.
Food safety events, including instances of food-borne illness involving avocados, could create negative publicity for our customers and adversely affect sales and operating results.
Food safety is a top priority, and we dedicate substantial resources to ensure that our customers enjoy safe, quality products. However, food safety events, including instances of food-borne illness, have occurred with avocados in the past, and could occur in the future. Food safety events at customers, whether or not they involve avocados, could adversely affect sales of those customers. In addition, customers who purchase our avocados for their food products could experience negative publicity, or experience a significant increase in food costs if there are food safety events. If such customers experience a decline in sales as a result of such food safety event, our results of operations may be adversely affected.
A recall of our products could have a material adverse effect on our business. In addition, we may be subject to significant liability claims should the consumption of any of our products cause injury, illness or death.
The sale of food products for human consumption involves the risk of injury to consumers. Such injuries may result from tampering by unauthorized third parties, product contamination or spoilage, including the presence of foreign objects, substances, chemicals, or residues introduced during the growing, storage, handling or transportation phases. While we are subject to governmental inspection and regulations and believe our facilities comply in all material respects with all applicable laws and regulations, we cannot be sure that consumption of our products will not cause a health-related illness in the future or that we will not be subject to claims or lawsuits relating to such matters. Even if a product liability claim is unsuccessful or is not fully pursued, the negative publicity surrounding any assertion that our products caused illness or injury could adversely affect our reputation with existing and potential customers and our corporate and brand image.
We are subject to possible changing United States Department of Agriculture and Food and Drug Administration regulations that govern the importation of foreign avocados into the United States.
The USDA has established, and continues to modify, regulations governing the importation of avocados into the United States, and also limits the countries from which avocados may be imported. Our permits that allow us to import foreign-sourced avocados into the United States generally are contingent on our compliance with these regulations. Our results of operations may be adversely affected if we are unable to comply with existing and modified regulations and are unable to secure avocado import permits in the future.
The FDA establishes, and continues to modify, regulations governing the distribution of avocado products, such as the new Food Safety Modernization Act, which implements mandatory preventive controls for food facilities and compliance with mandatory produce safety standards. Our results of operations may be adversely affected if we are unable to comply with these existing and modified regulations.
Changes to U.S. trade policy, tariff and import/export regulations may adversely affect our operating results.
Changes in U.S. or international social, political, regulatory and economic conditions or in laws and policies governing foreign trade, development and investment in the territories or countries where we currently conduct our business, as well as any negative sentiment toward the U.S. as a result of such changes, could adversely affect our business. The U.S. presidential administration has instituted or proposed changes in trade policies that include the negotiation or termination of trade agreements, the imposition of higher tariffs on imports into the U.S., economic sanctions on individuals, corporations or countries, and other government regulations affecting trade between the U.S. and other countries where we conduct our business.
As a result of policy changes and government proposals of the U.S. presidential administration, there may be greater restrictions and economic disincentives on international trade. The new tariffs and other changes in U.S. trade policy could trigger retaliatory actions by affected countries, and foreign governments have instituted or are considering imposing trade sanctions on U.S. goods. Such changes have the potential to adversely impact the U.S. economy or sectors thereof, our industry and the global demand for our products, and as a result, could have a negative impact on our business, financial condition and results of operations.
We are subject to health and safety laws, which may restrict our operations, result in operational delays or increase our operating costs and adversely affect our financial results of operations.
We are required to comply with health and safety laws and regulations in the United States, Peru and Mexico where our operations are subject to periodic inspections by the relevant governmental authorities. These laws and regulations govern, among others, health and safety work place conditions, including high risk labor and the handling, storage and disposal of chemical and other hazardous substances. Compliance with these laws and regulations and new or existing regulations that may be applicable to us in the future could increase our operating costs and adversely affect our financial results of operations and cash flows.

Compliance with environmental laws and regulations, including laws pertaining to the use of herbicides, fertilizers and pesticides or climate change, or liabilities thereunder, could result in significant costs that adversely impact our business, results of operations, financial position, cash flows and reputation.
We are subject to a variety of federal, state, local and foreign laws and regulations relating to environmental matters. In particular, our business depends on the use of herbicides, fertilizers, pesticides and other agricultural products and the use and disposal of these products in some jurisdictions are subject to regulation by various agencies. These laws and regulations may require that only certified or professional users apply the product or that certain products only be used in certain types of locations. These laws and regulations may also require users to post notices on properties at which products have been or will be applied, notification to individuals in the vicinity that products will be applied in the future, or labeling of certain products or may restrict or ban the use of certain products. We can give no assurance that we can prevent violations of these or other laws and regulations from occurring. If we fail to comply with these laws and regulations, we could be subject to, among other things, substantial penalties or fines, partial or complete cessation of our operations or a ban on the sale of part or all of our products in a jurisdiction. Even if we are able to comply with all such laws and regulations and obtain all necessary registrations and licenses, we cannot assure you that the herbicides, fertilizers, pesticides or other products we apply, or the manner in which we apply them, will not be alleged to cause injury to the environment, people or animals, or that such products will not be restricted or banned in certain circumstances. A decision by a regulatory agency to significantly restrict the use of or ban such products that have traditionally been used in the cultivation of one of our principal products could have an adverse impact on us. Under the Federal Insecticide, Fungicide and Rodenticide Act, the Federal Food, Drug and Cosmetic Act and the Food Quality Protection Act of 1996, the U.S. Environmental Protection Agency, or EPA, undertakes a series of regulatory actions relating to the evaluation and use of pesticides in the food industry. Similarly, in the EU, Regulation (EC) No. 1107/2009, which became effective on June 14, 2011, fundamentally changed the pesticide approval process from the current risk base to hazard criteria based on the intrinsic properties of the substance. Actions regarding the availability and use of herbicides, fertilizers, pesticides and other agricultural products, the costs of compliance, consequences of non-compliance, remediation costs and liabilities, unfavorable public perceptions of such products or products liability lawsuits could have a material adverse effect on our business, results of operations, financial position, cash flows and reputation.
There has been a broad range of proposed and promulgated state, national, local and international regulation aimed at reducing the effects of climate change. Such regulations apply or could apply in countries where we conduct operations or have interests or could conduct operations or have interests in the future. In the United States, there is a significant possibility that some form of regulation will be enacted at the federal level to address the effects of climate change. Such regulation could take several forms that could result in additional costs in the form of taxes, the restriction of output, investments of capital to maintain compliance with laws and regulations, or required acquisition or trading of emission allowances. Climate change regulation continues to evolve, and while it is not possible to accurately estimate either a timetable for implementation or our future compliance costs relating to implementation, such regulation could have a material effect on our business, results of operations, financial position or capital expenditures.
The acquisition of other businesses could pose risks to our financial condition and results.
We intend to review acquisition and investment prospects that would complement our business. While we are not currently a party to any definitive agreement with respect to any acquisitions, we may acquire other businesses or accounts in the future. Future acquisitions by us could result in accounting charges, potentially dilutive issuances of equity securities, and increased debt and contingent liabilities, any of which could have a material adverse effect on our business and the market price of our common stock. Acquisitions entail numerous risks, including the integration of the acquired operations, diversion of management’s attention to other business concerns, risks of entering markets in which we have limited prior experience, and the potential loss of key employees of acquired organizations. We may be unable to successfully integrate businesses or the personnel of any business that might be acquired in the future, and our failure to do so could have a material adverse effect on our business and on the market price of our common stock. We may also not be able to achieve an attractive return on our investments.
We depend on our infrastructure to have sufficient capacity to handle our business needs.
We have an infrastructure that supports our production and distribution, but if we lose machinery or facilities due to natural disasters or mechanical failure, we may not be able to operate at a sufficient capacity to meet our needs. We will also continue to make investments in existing and new facilities to meet our needs. Any inability to have sufficient facilities, or loss or failure of facilities, could have a material adverse effect on our business, which could impact our results of operations and our financial condition.
Failure to optimize our supply chain or disruption of our supply chain could have an adverse effect on our business, financial condition and results of operations.
Our ability to make, move and sell products in coordination with our suppliers is critical to our success. Our inability to maintain sufficient internal production capacity or our inability to enter into co-packing agreements on terms that are beneficial to the Company could have an adverse effect on our business. Failure to adequately handle increasing production costs and complexity, turnover of personnel, or production capability and efficiency issues could materially impact our ability to cost effectively produce our products and meet customer demand.
Additionally, damage or disruption to our collective production or distribution capabilities resulting from weather, any potential effects of climate change, natural disaster, disease, crop spoilage, fire or explosion, terrorism, pandemics, strikes, repairs or enhancements at our facilities, or other reasons, could impair our ability to produce or sell our products. Failure to take adequate steps to mitigate the likelihood or potential impact of such events, or to effectively manage such events if they occur, could adversely affect our business, financial condition and results of operations, and may require additional resources to restore our supply chain.
Our ability to serve our customers is a function of reliable and cost-effective transportation. Disruption of the supply of these services and/or significant increases in the cost of these services could impact our operating income.
We use multiple forms of transportation to bring our products to market. They include sea, truck and air-cargo. Transportation costs include ship and truck operating expenses, using chartered refrigerated ships and trucks and container equipment related costs. Disruption to the timely supply of these services or dramatic increases in the cost of these services for any reason including availability of fuel for such services, labor disputes, governmental regulation, or governmental restrictions limiting specific forms of transportation could have an adverse effect on our ability to serve our customers and consumers and could have an adverse effect on our financial performance.
We depend on our key personnel and if we lose the services of any of these individuals, or fail to attract and retain additional key personnel, we may not be able to implement our business strategy or operate our business effectively.
Our future success largely depends on the contributions of our management team, including Stephen Barnard, our CEO. We believe that these individuals’ expertise and knowledge about our industry and their respective fields and their relationships with other individuals in our industry are critical factors to our continued growth and success. The loss of the services of any member of our senior management team could have a material adverse effect on our business and prospects. Our success also depends upon our ability to attract and retain additional qualified sales, marketing and other personnel.
The operation of our facilities depends on adequate supply of labor and good labor relations with our employees.
Our employees are essential to our operations and our ability to farm, package and/or deliver our products. If we are unable to attract and retain enough skilled personnel at a reasonable cost, our results may be negatively affected.
System security risks, data protection breaches, cyber-attacks and systems integration issues could disrupt our internal operations or services provided to customers, and any such disruption could reduce our expected revenue, increase our expenses, damage our reputation and adversely affect our stock price.
Our internal computer systems and those of our current and any future partners, contractors and consultants are vulnerable to damage from cyber-attacks, computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. System failures, accidents or security breaches can cause interruptions in our operations and can result in a material disruption of our business operations. Experienced computer programmers and hackers may be able to penetrate our information technology security and misappropriate or compromise our confidential information or that of third parties, create system disruptions or cause shutdowns, or develop and deploy viruses, worms, and other malicious software programs that attack our programs or otherwise exploit any security vulnerabilities of our products. In addition, sophisticated hardware and operating system software and applications that we produce or procure from third parties may contain defects in design or manufacture, including “bugs” and other problems that could unexpectedly interfere with the operation of the system. The costs to us to eliminate or alleviate cyber or other security problems, bugs, viruses, worms, malicious software programs and security vulnerabilities could be significant, and our efforts to address these problems may not be successful and could result in interruptions, delays, cessation of service and loss of existing or potential customers that may impede our sales, production, distribution or other critical functions.
Portions of our information technology infrastructure may also experience interruptions, delays or cessations of service or produce errors in connection with systems integration or migration work that takes place from time to time. We may not be successful in implementing new systems and transitioning data, which could cause business disruptions and be more expensive, time consuming, disruptive and resource-intensive. Such disruptions could adversely impact our ability to fulfill orders and interrupt other processes. Any delayed sales, lower profit or lost customers resulting from these disruptions could adversely affect our financial results, stock price and reputation.
We are subject to stringent privacy laws, information security laws, regulations, policies and contractual obligations related to data privacy and security and changes in such laws, regulations, policies and contractual obligations could adversely affect our business.
In the ordinary course of business, we collect, store, process and transmit confidential business information and certain personal information relating to customers, employees and suppliers. We are subject to data privacy and protection laws and regulations that apply to the collection, transmission, storage and use of personally-identifying information, which among other things, impose certain requirements relating to the privacy, security and transmission of personal information. The legislative and regulatory landscape for privacy and data protection continues to evolve in jurisdictions worldwide, and there has been an increasing focus on privacy and data protection issues with the potential to affect our business. Failure to comply with any of these laws and regulations could result in enforcement action against us, including fines, imprisonment of company officials and public censure, claims for damages by affected individuals, damage to our reputation and loss of goodwill, any of which could have a material adverse effect on our business, financial condition, results of operations or prospects. Ongoing efforts to comply with evolving laws and regulations may be costly and require ongoing modifications to our policies, procedures and systems.
Data privacy remains an evolving landscape at both the domestic and international level, with new regulations coming into effect. For example, in June 2018 the State of California enacted the California Consumer Privacy Act of 2018 (“CCPA”), which went into effect on January 1, 2020 and requires companies that process information on California residents to make new disclosures to consumers about their data collection, use and sharing practices, allow consumers to opt out of certain data sharing with third parties and provide a new cause of action for data breaches. In addition, in the European Economic Area, or EEA, and the United Kingdom we are subject to the General Data Protection Regulation, or GDPR, which went into effect in May 2018 and which imposes stringent data privacy and security requirements on companies in relation to the processing of personal data. In particular, the GDPR includes obligations and restrictions concerning the consent and rights of individuals to whom the personal data relates, the transfer of personal data out of the EEA or the United Kingdom, security breach notifications and the security and confidentiality of personal data. If our or our partners’ or service providers’ privacy or data security measures fail to comply with the GDPR requirements, we may be subject to litigation, regulatory investigations, enforcement notices requiring us to change the way we use personal data and/or fines of up to 20 million Euros or up to 4% of the total worldwide annual turnover of the preceding financial year, whichever is higher, as well as compensation claims by affected individuals, negative publicity, reputational harm and a potential loss of business and goodwill.
It is possible that these laws may be interpreted and applied in a manner that is inconsistent with our practices and our efforts to comply with the evolving data protection rules may be unsuccessful. We must devote significant resources to understanding and complying with this changing landscape. Failure to comply with federal, state and international laws regarding privacy and security of personal information could expose us to penalties under such laws. Any such failure to comply with data protection and privacy laws could result in government-imposed fines or orders requiring that we change our practices, claims for damages or other liabilities, regulatory investigations and enforcement action, litigation and significant costs for remediation, any of which could adversely affect our business. Even if we are not determined to have violated these laws, government investigations into these issues typically require the expenditure of significant resources and generate negative publicity, which could harm our business, financial condition, results of operations or prospects.
Our business depends on a strong and trusted brand, and any failure to maintain, protect, and enhance our brand would have an adverse impact on our business.
Consumer and institutional recognition of the Mission Produce trademark and related brands and the association of these brands with our sourcing, production and distribution of fresh avocados are an integral part of our business. The occurrence of any events or rumors that cause consumers and/or institutions to no longer associate these brands with our products and services may materially adversely affect the value of our brand names and demand for our products and services.
In addition, one registered trademark that we own has been opposed and the registered or unregistered trademarks or trade names that we own or may own in the future may be challenged, infringed, declared generic, or determined to be infringing on or dilutive of other marks. We may not be able to protect our rights in these trademarks and trade names, which we need in order to build name recognition with potential customers. Moreover, third parties may file for registration of trademarks similar or identical to our trademarks; if they succeed in registering or developing common law rights in such trademarks, and if we are not successful in challenging such third-party rights, we may not be able to use these trademarks to develop brand recognition of our technologies and products. Furthermore, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of our registered or unregistered trademarks or trade names. If we are unable to establish name recognition based on our trademarks and trade names, we may not be able to compete effectively, which could have a material adverse effect on our business, financial condition, and results of operations.
We could be subject to changes in tax rates, the adoption of new U.S. or international tax legislation or exposure to additional tax liabilities.
We are subject to taxes in the U.S., Mexico, Peru and other countries. Due to economic and political conditions, tax rates in various jurisdictions may be subject to significant change. Our effective tax rates could be affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, or changes in tax laws or their interpretation. On December 30, 2020, Peru enacted tax law repealing current tax law which provided benefits to agribusiness entities. The new law will subject us to higher Peruvian corporate income tax rates than our current rate of 15% as follows: 20% for calendar years 2023 to 2024, 25% for calendar years 2025 to 2027, and 29.5% thereafter.
We are also subject to the examination of our tax returns and other tax matters by the U.S. Internal Revenue Service (“IRS”), the Servicio de Administracion Tributaria in Mexico (“SAT”), the Superintendencia Nacional de Administración Tributaria in Peru (“SUNAT”) and other tax authorities. We regularly assess the likelihood of an adverse outcome resulting from these examinations to determine the adequacy of its provision for taxes. There can be no assurance as to the outcome of these examinations. If our effective tax rates were to increase, or if the ultimate determination of our taxes owed is for an amount in excess of amounts previously accrued, our financial condition, operating results and cash flows could be adversely affected.

Risks Related to Our Common Stock
An active, liquid and orderly market for our common stock may not be maintained.
Prior to our IPO, there had been no public market for our common stock. Our common stock only recently began trading on Nasdaq, but we can provide no assurance that we will be able to maintain an active trading market for our common stock. Even if an active trading market is developed, it may not be sustained. The lack of an active market may impair your ability to sell your shares at the time you wish to sell them or at a price that you consider reasonable. An inactive market may also impair our ability to raise capital by selling shares and may impair our ability to acquire other businesses or technologies using our shares as consideration, which, in turn, could materially adversely affect our business.
The trading price of the shares of our common stock has been, and is likely to continue to be, highly volatile, and purchasers of our common stock could incur substantial losses.
Our stock price has been and is likely to continue to be volatile. The stock market has experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may not be able to sell their common stock at or above the price at which they paid. The market price for our common stock may be influenced by those factors discussed in this “Risk Factors” section and many others.
Our failure to meet the continued listing requirements of the Nasdaq could result in a delisting of our common stock.
If we fail to satisfy the continued listing requirements of the Nasdaq, such as the corporate governance requirements or the minimum closing bid price requirement, Nasdaq may take steps to delist our common stock. Such a delisting would likely have a negative effect on the price of our common stock and would impair your ability to sell or purchase our common stock when you wish to do so. In the event of a delisting, any action taken by us to restore compliance with listing requirements may not allow our common stock to become listed again, stabilize the market price or improve the liquidity of our common stock, prevent our common stock from dropping below the Nasdaq minimum bid price requirement or prevent future non-compliance with Nasdaq’s listing requirements.
Our executive officers, directors and principal stockholders, if they choose to act together, have the ability to control or significantly influence all matters submitted to stockholders for approval. Furthermore, many of our current directors were appointed by our principal stockholders.
Our executive officers, directors and greater than 5% stockholders, in the aggregate, own approximately 46% of our outstanding common stock as of October 31, 2020. Furthermore, many of our current directors were appointed by our principal stockholders. As a result, such persons or their appointees to our Board of Directors, acting together, have the ability to control or significantly influence all matters submitted to our Board of Directors or stockholders for approval, including the appointment of our management, the election and removal of directors and approval of any significant transaction, as well as our management and business affairs. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation, takeover or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other stockholders.
Because we may not pay any cash dividends on our capital stock in the foreseeable future, capital appreciation, if any, may be your sole source of gain.
We have paid cash dividends on our capital stock in the past but cannot guarantee that we will continue to do so in the future. Any determination to pay dividends in the future will be at the discretion of our Board of Directors and will depend upon results of operations, financial condition, any contractual restrictions, our indebtedness, restrictions imposed by applicable law and other factors our Board of Directors deems relevant. Any return to stockholders will therefore be limited to the appreciation of their stock. Shares of our common stock may not appreciate in value or even maintain the price at which stockholders have purchased their shares.
A significant portion of our total outstanding shares are restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of our common stock to drop significantly, even if our business is doing well.
Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that these sales may occur, could result in a decrease in the market price of our common stock. We had 70,550,922 shares of common stock outstanding as of October 31, 2020. In connection with our IPO, 59,975,922 shares are currently restricted as a result of securities laws or 180-day lock-up agreements (which may be waived, with or without notice, by BofA Securities, Inc. and J.P. Morgan Securities LLC but will be able to be sold beginning 180 days after the IPO, unless held by one of our affiliates, in which case the resale of those securities will be subject to volume limitations under Rule 144 of the Securities Act of 1933, as amended. We also intend to register all shares of common stock that we may issue under our equity compensation plans. Once we register these shares, they can be freely sold in the public market, subject to volume limitations applicable to affiliates and the lock-up agreements referred to above.

We are an emerging growth company, and the reduced disclosure and other procedural requirements applicable to emerging growth companies may make our common stock less attractive to investors.
We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”), and may remain an emerging growth company until the last day of the fiscal year following the fifth anniversary of the completion of our IPO. However, if certain events occur prior to the end of such five-year period, including if we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, our annual gross revenues exceed $1.07 billion or we issue more than $1.0 billion of non-convertible debt in any three-year period, we will cease to be an emerging growth company prior to the end of such five-year period. For so long as we remain an emerging growth company, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include:
•not being required to comply with the auditor attestation requirements in the assessment of our internal control over financial reporting pursuant to the Sarbanes-Oxley Act;
•not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, unless the SEC, determines the new rules are necessary for protecting the public;
•reduced disclosure obligations regarding executive compensation; and
•exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.
The JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. This allows an emerging growth company to delay the adoption of these accounting standards until they would otherwise apply to private companies. We have irrevocably elected to avail ourselves of this exemption and, as a result, our financial statements may not be comparable to companies that comply with public company effective dates. Investors may find our common stock less attractive if we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be reduced or more volatile.
We incur significant costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives.
As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company. We are subject to the reporting requirements of the Exchange Act, which require, among other things, that we file with the SEC, annual, quarterly and current reports with respect to our business and financial condition. In addition, the Sarbanes-Oxley Act, as well as rules subsequently adopted by the SEC and Nasdaq to implement provisions of the Sarbanes-Oxley Act, impose significant requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Further, pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the SEC has adopted additional rules and regulations in these areas, such as mandatory “say on pay” voting requirements that will apply to us when we cease to be an emerging growth company. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate.
We expect the rules and regulations applicable to public companies to substantially increase our legal and financial compliance costs and to make some activities more time consuming. If these requirements divert the attention of our management and personnel from other business concerns, they could have a material adverse effect on our business, financial condition and results of operations. The increased costs will decrease our net income or increase our net loss, and may require us to reduce costs in other areas of our business. For example, these rules and regulations have made it more difficult and more expensive for us to obtain director and officer liability insurance, requiring us to incur substantial costs to maintain the same or similar coverage. We cannot predict or estimate the amount or timing of additional costs we may incur to respond to these requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our Board of Directors, our board committees or as executive officers.
If securities or industry analysts do not publish research or reports or publish unfavorable research or reports about our business, our stock price and trading volume could decline.
The trading market for our common stock depends in part on the research and reports that securities or industry analysts publish about us, our business, our market or our competitors. If no securities or industry analysts commence or continue coverage of our company, the trading price for our stock would be negatively impacted. In the event we obtain securities or industry analyst coverage, if one or more of the analysts who covers us downgrades our stock, our stock price would likely decline. If one or more of these analysts ceases to cover us or fails to regularly publish reports on us, interest in our stock could decrease, which could cause our stock price or trading volume to decline.
If we fail to maintain proper and effective internal control over financial reporting, our ability to produce accurate and timely financial statements could be impaired, investors may lose confidence in our financial reporting and the trading price of our common stock may decline.
Pursuant to Section 404 of Sarbanes-Oxley, our management will be required to report upon the effectiveness of our internal control over financial reporting beginning with the annual report for our fiscal year ending October 31, 2021. When we lose our status as an “emerging growth company” and reach an accelerated filer threshold, our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting. The rules governing the standards that must be met for management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation. To comply with the requirements of being a reporting company under the Exchange Act, we have implemented additional financial and management controls, reporting systems and procedures; and hired additional accounting and finance staff. If we or, if required, our auditors are unable to conclude that our internal control over financial reporting is effective, investors may lose confidence in our financial reporting and the trading price of our common stock may decline.
There could be material weaknesses or significant deficiencies in our internal control over financial reporting in the future. Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition, results of operations or cash flows. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines we have a material weakness or significant deficiency in our internal control over financial reporting once that firm begin its Section 404 reviews, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, and we could be subject to sanctions or investigations by Nasdaq, the SEC or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.
Provisions in our charter documents and under Delaware law could discourage a takeover that stockholders may consider favorable and may lead to entrenchment of management.
Provisions in our amended and restated certificate of incorporation and our amended and restated bylaws may discourage, delay or prevent a merger, acquisition or other change in control of us that stockholders may consider favorable, including transactions in which stockholders might otherwise receive a premium for their shares. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock, thereby depressing the market price of our common stock. In addition, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our Board of Directors. Because our Board of Directors is responsible for appointing the members of our management team, these provisions could in turn affect any attempt by our stockholders to replace current members of our management team. These provisions provide, among other things, that:
•our Board of Directors has the exclusive right to expand the size of our Board of Directors and to elect directors to fill a vacancy created by the expansion of the Board of Directors or the resignation, death or removal of a director, which prevents stockholders from being able to fill vacancies on our Board of Directors;
•our Board of Directors is divided into three classes, Class I, Class II and Class III, with each class serving staggered three-year terms, which may delay the ability of stockholders to change the membership of a majority of our Board of Directors;
•our stockholders may not act by written consent, which forces stockholder action to be taken at an annual or special meeting of our stockholders;
•a special meeting of stockholders may be called only by the chairperson of our Board of Directors, our chief executive officer, president or our Board of Directors, which may delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors;
•our amended and restated certificate of incorporation prohibits cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;
•our Board of Directors may alter provisions of our bylaws without obtaining stockholder approval;
•the approval of the holders of at least two-thirds of the shares entitled to vote at an election of directors is required to adopt, amend or repeal our bylaws or repeal the provisions of our amended and restated certificate of incorporation regarding the election and removal of directors;
•stockholders must provide advance notice and additional disclosures in order to nominate individuals for election to the Board of Directors or to propose matters that can be acted upon at a stockholders’ meeting, which may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of our company; and
•our Board of Directors is authorized to issue shares of preferred stock and to determine the terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquirer.
Moreover, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which prohibits a person who owns in excess of 15% of our outstanding voting stock from merging or combining with us for a period of three years after the date of the transaction in which the person acquired in excess of 15% of our outstanding voting stock, unless the merger or combination is approved in a prescribed manner.
Our amended and restated certificate of incorporation provides that the Chancery Court of the State of Delaware is the exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.
Our amended and restated certificate of incorporation provide that, unless we consent in writing to the selection of an alternative form, the Chancery Court of the State of Delaware (or, in the event that the Chancery Court does not have jurisdiction, the federal district court for the District of Delaware or other state courts of the State of Delaware) shall, to the fullest extent permitted by law, be the sole and exclusive forum for: (i) any derivative action, suit or proceeding brought on our behalf; (ii) any action, suit or proceeding asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or stockholders owed to us or our stockholders; (iii) any action, suit or proceeding asserting a claim against us arising pursuant to any provision of the Delaware General Corporation Law, our amended and restated certificate of incorporation or our bylaws (as either may be amended from time to time); or (iv) any action, suit or proceeding asserting a claim against us governed by the internal affairs doctrine. We believe this provision benefits us by providing increased consistency in the application of Delaware law by chancellors particularly experienced in resolving corporate disputes, efficient administration of cases on a more expedited schedule relative to other forums and protection against the burdens of multi-forum litigation.
Notwithstanding the foregoing, the exclusive forum provision does not apply to suits brought to enforce any liability or duty created by the Exchange Act, the Securities Act or any claim for which the federal courts have exclusive jurisdiction. Our amended and restated certificate of incorporation provides that the federal district courts of the United States of America will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. If any such action is filed in a court other than a court located within the State of Delaware (a “foreign action”) in the name of any stockholder, such stockholder will be deemed to have consented to (a) the personal jurisdiction of the state and federal courts located within the State of Delaware in connection with any action brought in any such court to enforce such actions and (b) having service of process made upon such stockholder in any such action by service upon such stockholder’s counsel in the foreign action as agent for such stockholder.
This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and other employees. Alternatively, if a court were to find the choice of forum provision contained in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions.

Item 1B.        Unresolved Staff Comments
None.

Item 2.        Properties
Our headquarters are in Oxnard, California, where we lease approximately 20,000 square feet of space. In fiscal year 2020, we leased approximately 52,000 of space at another facility, where we expect to move our headquarters to by the second quarter of fiscal year 2021, once leasehold improvements are complete. Our principal operating, distribution, and packing facilities as of October 31, 2020 were as follows:

Location	Type	Approximate Square Footage	Owned or Leased
Laredo, Tex.(1)	Distribution	262,000	Owned
Chao, Peru	Packing	250,000	Owned
Oxnard, Calif.	Distribution, packing	230,000	Owned
Swedesboro, N.J.	Distribution	100,000	Leased
Uruapan, Mexico	Packing	90,000	Owned
Zamora, Mexico	Packing	80,000	Owned
Portland, Or.	Distribution	58,000	Leased
Atlanta, Ga.	Distribution	54,000	Leased
Denver, Colo.	Distribution	42,000	Leased
Chicago, Ill.	Distribution	40,000	Leased
Calgary, Alta.	Distribution	40,000	Leased
Dallas, Tex.	Distribution	35,000	Leased
Toronto, Ont.	Distribution	29,000	Leased
Breda, the Netherlands	Distribution	8,500	Leased
Total		1,318,500
(1)Under construction and expected to be completed in the third quarter of fiscal year 2021.
The table above excludes our farming land holdings, which include approximately 10,000 acres owned in Peru and 1,300 acres leased in Guatemala. A significant portion of these land holdings either have been or will be utilized for the development of avocado orchards.
We believe that our facilities are adequate to meet our current needs, and that suitable additional alternative spaces will be available in the future on commercially reasonable terms, if required. For additional information, see Note 7 of this annual report on Form 10-K.

Item 3.        Legal Proceedings
Our performance under our contracts and our compliance with the terms of those contracts and applicable laws and regulations are subject to continuous audit, review and investigation by our customers, including the U.S. federal government. In addition, we are from time to time involved in legal proceedings and investigations arising in the ordinary course of business, including those relating to employment matters, relationships with clients and contractors, intellectual property disputes and other business matters.
The Company is involved from time to time in claims, proceedings, and litigation, including the following:
On April 23, 2020, former Mission Produce, Inc. employees filed a class action lawsuit in the Superior Court of the State of California for the County of Los Angeles against us alleging violation of certain wage and labor laws in California, including failure to pay all overtime wages, minimum wage violations, and meal and rest period violations, among others. Additionally, on June 10, 2020, former Mission Produce, Inc. employees filed a class action lawsuit in the Superior Court of the State of California for the County of Ventura against us alleging similar violations of certain wage and labor laws. The plaintiffs in both cases seek damages primarily consisting of class certification and payment of wages earned and owed, plus other consequential and special damages. We are currently seeking to consolidate the two cases and narrow the potential classes. We believe that we have not violated any wage or labor laws and are vigorously defending against the claims. At this time, it is too soon to determine the outcome of the litigation. As a result, the Company has not accrued for any loss contingencies related to these claims because the amount and range of loss, if any, cannot currently be reasonably estimated.
The outcomes of our legal proceedings and other contingencies are inherently unpredictable, subject to significant uncertainties, and if one or more legal matters were resolved against the Company in a reporting period for amounts above management’s expectations, the Company’s financial condition and operating results for that period could be materially adversely affected.

Item 4.        Mine Safety Disclosures
Not applicable.

PART II
Item 5.         Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock has been publicly traded on the Nasdaq Global Select Market under the symbol “AVO” since our IPO on October 1, 2020, which was completed at a price to the public of $12.00 per share. Prior to our IPO, there was no public market for our common stock.
Holders of Common Stock
We had 92 shareholders of record of our common stock as of December 1, 2020. This number was derived from our shareholder records and does not include holders of our common stock whose shares are held in the name of various dealers, clearing agencies, banks, brokers and other fiduciaries.
Dividend Policy
We have paid cash dividends on our capital stock in the past but cannot guarantee that we will continue to do so in the future. Any determination to pay dividends in the future will be at the discretion of our Board of Directors and will depend upon results of operations, financial condition, capital requirements, business prospects, restrictions imposed by applicable law and other factors our Board of Directors deems relevant.
Securities Authorized for Issuance Under Equity Compensation Plans
See Item 12 of Part III of this annual report on Form 10-K for information about our equity compensation plans which is incorporated by reference herein.
Performance Graph
Not applicable.
Unregistered Sales of Equity Securities
None.
Use of Proceeds from IPO
On September 30, 2020, our registration statement on Form S-1 (File No. 333-248596) was declared effective by the SEC for our IPO. At the closing of the offering on October 5, 2020, we sold 8,000,000 shares of common stock, including 1,750,000 shares sold by certain selling stockholders, at a public offering price of $12.00 per share. Also in October 2020, we sold an additional 1,200,000 shares at $12.00 per share to underwriters at their option, under the provision of the offering. We received gross proceeds of $89.4 million, which resulted in net proceeds to us of $78.1 million, after deducting underwriting discounts and commissions of $6.3 million and offering-related transaction costs of $5.0 million. The selling stockholders received gross proceeds of $21 million. None of the expenses associated with the IPO were paid to directors, officers, persons owning 10% or more of any class of equity securities, or to their associates, or to our affiliates. BofA Securities, Inc., J.P. Morgan Securities LLC and Citigroup Global Markets Inc. acted as joint book-running managers for the offering. There has been no change in our planned use of proceeds from our IPO contained in our registration statement on Form S-1/A.
Issuer Repurchases of Equity Securities
None.

Item 6.        Selected Financial Data
The following tables set forth selected financial data as of, and for the periods ended on, the dates indicated. We have derived the statement of operations data from our audited financial statements included elsewhere in this annual report. You should read this data together with our financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this annual report. Our historical results for any prior period are not indicative of our future results.

Prior to September 21, 2018, we owned a 50% interest in Grupo Arato, during which time it was accounted for under the equity method. On September 20, 2018, we acquired the remaining 50% interest in Grupo Arato, at which time we ceased accounting for this investment under the equity method and consolidated Grupo Arato within the consolidated financial statements.

	Year Ended October 31,
(In millions, except for per share and per pound amounts)	2020		2019	2018
Consolidated Income Statement Data
Net sales	$862.3		$883.3	$859.9
Net income	28.8	(1)	71.7	72.4	(2)
Net income per share:
Basic	$0.45		$1.13	$1.37
Diluted	0.45		1.13	1.37
Dividends declared per common share	0.21		0.09	0.09
Other Information
Pounds of avocados sold	619		559	640
Average sales price per pound(3)	$1.37		$1.56	$1.34
Gross profit per pound(4)	$0.20		$0.28	$0.08
Consolidated Balance Sheet data
Total assets	$777.3		$689.4	$621.8
Total long-term debt and capital leases	170.0		178.6	195.2
(1)In the second quarter of fiscal year 2020, we recognized a $21.2 million pre-tax impairment charge on our equity method investee Moruga. Refer to Note 5 for more information.
(2)In fiscal year 2018, we recognized a pre-tax remeasurement gain of $62 million following the acquisition of Grupo Arato. Refer to Note 4 for more information.
(3)Calculated by dividing net sales from our Marketing & Distribution segment by the total pounds of avocados sold in the stated period.
(4)Calculated by dividing gross profit by the total sales volume in the stated period.

Item 7.        Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes included elsewhere in this annual report. This discussion and analysis contains forward-looking statements based upon our current beliefs, plans and expectations that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” or in other parts of this annual report.

Overview
We are a world leader in sourcing, producing and distributing fresh avocados, serving retail, wholesale and foodservice customers. We source, produce, pack and distribute avocados to our customers and provide value-added services including ripening, bagging, custom packing and logistical management. In addition, we provide our customers with merchandising and promotional support, insights on market trends and training designed to increase their retail avocado sales.
We have two operating segments, which are also reporting segments. These reporting segments are Marketing and Distribution and International Farming. Our Marketing and Distribution reporting segment primarily sources fruit from growers and then distributes the fruit through our global distribution network. Our International Farming segment owns and operates avocado orchards (principally located in Peru) that supply our Marketing and Distribution segment with a stable supply of avocados. Substantially all of the avocados produced by our International Farming segment are sold to our Marketing and Distribution segment. Our International Farming segment represents the operations of Grupo Arato, which was accounted for under the equity method of accounting until we consolidated the entity on September 20, 2018.

Recent developments
IPO
In October 2020, we completed our IPO of common stock, in which we sold 7,450,000 shares and 1,750,000 shares were sold by certain selling stockholders. The shares began trading on the Nasdaq Global Select Market on October 1, 2020 at a public offering price of $12.00 per share. Net proceeds were $78.1 million, after deducting underwriting discounts and issuance costs. We intend to use the proceeds for working capital and other general corporate purposes.
Moruga impairment
During the second quarter of fiscal year 2020, industry-wide production information regarding the 2019-2020 blueberry harvest in Peru became available. As a result, we tested our investment in Moruga for impairment and concluded that the estimated fair value of the investment in Moruga was less than the carrying value of the investment and we concluded that the impairment is other-than-temporary. We recorded a non-cash impairment charge of $21.2 million to reduce the carrying balance of the investment to its estimated fair value of $22.2 million during the second quarter of fiscal year 2020 (see Note 5 to the Consolidated Financial Statements for more information).
COVID-19 pandemic impact
The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains and created significant volatility and disruption of financial markets. Government imposed closures and shelter-in-place orders across our key global markets have created volatility in supply and demand conditions. We have successfully implemented contingency plans throughout our operations in the U.S., Mexico and Peru in response to these dynamic market conditions. We believe that we are well positioned for the future as we continue to navigate the crisis and prepare for an eventual return to a more normal operating environment.
The COVID-19 pandemic began to have an adverse impact on our operating results during March, resulting in cancelled orders and altered customer buying patterns. The effects of the pandemic were most pronounced with our foodservice customer base. However, we have managed the COVID-19 pandemic thus far with minimal disruption to our overall business. In response to the COVID-19 disruptions, we have implemented a number of measures to protect the health and safety of our workforce. These measures include restrictions on non-essential business travel, the institution of work-from-home policies wherever feasible and the implementation of strategies for workplace safety at our facilities. We are unsure of the degree to which the pandemic will impact our future performance. The extent of the impact will depend on numerous factors, including the duration and spread of the pandemic and related government restrictions, which are uncertain and cannot be predicted.

Results of Operations
The operating results of our businesses are significantly impacted by the price and volume of avocados we farm, source and distribute. In addition, our results have been, and will continue to be, affected by quarterly and annual fluctuations due to a number of factors, including but not limited to pests and disease, weather patterns, changes in demand by consumers, food safety advisories, the timing of the receipt, reduction, or cancellation of significant customer orders, the gain or loss of significant customers, the availability, quality and price of raw materials, the utilization of capacity at our various locations and general economic conditions.
Our financial reporting currency is the U.S. dollar and the functional currency of our subsidiaries is the U.S. Dollar and substantially all of our sales are denominated in U.S. dollars. A significant portion of our purchases of avocados are denominated in the Mexican Peso and a significant portion of our growing and harvesting costs are denominated in Peruvian Soles. Fluctuations in the exchange rates between the U.S. Dollar and these local currencies usually do not have a significant impact on our gross margin because the impact affects our pricing by comparable amounts. Our margin exposure to exchange rate fluctuations is short-term in nature, as our sales price commitments are generally limited to less than one month and orders can primarily be serviced with procured inventory. Over longer periods of time, we believe that the impact exchange rate fluctuations will have on our cost of goods sold will largely be passed on to our customers in the form of higher or lower prices.
Prior to September 21, 2018, we owned a 50% interest in Grupo Arato, during which time it was accounted for under the equity method. On September 20, 2018, we acquired the remaining 50% interest in Grupo Arato, at which time we ceased accounting for this investment under the equity method and consolidated Grupo Arato within the consolidated financial statements.

	Year Ended October 31,
	2020		2019		2018
(In millions, except percentages)	Dollar	%	Dollar	%	Dollar	%
Net sales	$862.3	100.0%	$883.3	100.0%	$859.9	100.0%
Cost of sales	737.7	85.6%	728.6	82.5%	805.9	93.7%
Gross profit	124.6	14.4%	154.7	17.5%	54.0	6.3%
Selling, general and administrative expenses	56.2	6.5%	48.2	5.5%	35.3	4.1%
Operating income	68.4	7.9%	106.5	12.1%	18.7	2.2%
Interest expense	(6.7)	(0.8)%	(10.3)	(1.2)%	(5.4)	(0.6)%
Equity method income	4.0	0.5%	3.4	0.4%	12.4	1.4%
Impairment on equity method investment	(21.2)	(2.5)%	—	—%	—	—%
Remeasurement gain on acquisition of equity method investee	—	—%	—	—%	62.0	7.2%
Other (expense) income, net	(0.7)	(0.1)%	(3.6)	(0.4)%	0.9	0.1%
Income before income taxes	43.8	5.1%	96.0	10.9%	88.6	10.3%
Provision for income taxes	15.0	1.7%	24.3	2.8%	16.2	1.9%
Net income	$28.8	3.3%	$71.7	8.1%	$72.4	8.4%
Net sales
Our net sales are generated predominantly from the shipment of fresh avocados to retail, wholesale and foodservice customers worldwide. Our net sales are affected by numerous factors, including mainly the balance between the supply of and demand for our produce and competition from other fresh produce companies. Our net sales are also dependent on our ability to supply a consistent volume and quality of fresh produce to the markets we serve.

	Year Ended October 31,
(In millions)	2020	2019	2018
Net sales:
Marketing and Distribution	$846.9	$873.7	$858.5
International Farming	15.4	9.6	1.4
Total net sales	$862.3	$883.3	$859.9
Net sales decreased $21.0 million or 2% in fiscal year 2020 compared to fiscal year 2019 primarily due to a 12% decrease in average per unit sales prices partially offset by an 11% increase in volume. Average price decreases were concentrated in the second half of fiscal year 2020 primarily due to strong industry supply relative to prior year in California and Peru related to weather conditions.
Net sales increased $23.4 million or 3% in fiscal year 2019 compared to fiscal year 2018 primarily due to an increase in the average sales price per pound of 18% compared to fiscal year 2018. The increase in average sales price per pound was partially offset by a 13% decrease in volume of avocados sold due primarily to lower industry supply conditions. We attribute much of the increase in price to the strong consumer demand throughout the year and limited industry supply. Industry supply was negatively impacted by weather-related events in Peru and California, while the percentage growth in exportable production from Mexico was lower than prior years. The increase in International Farming net sales is due to the full year impact of consolidating Grupo Arato. Grupo Arato sells virtually all of its fruit to our Marketing and Distribution segment, and its third-party revenues are primarily derived from packing services provided to avocado and blueberry growers in Peru.
Gross profit
Costs of sales is composed primarily of avocado procurement costs from independent growers and packers, logistic costs, packaging costs, labor, costs associated with cultivation (the cost of growing crops), harvesting and depreciation. Avocado procurement costs from third-party suppliers can vary significantly between and within fiscal years and correlate closely with market prices for avocados. While we have long-standing relationships with our growers and packers, we predominantly purchase fruit on a daily basis at market rates. As such, the cost to procure products from independent growers can have a significant impact on our costs.
Logistics costs include land and sea transportation and expenses related to port facilities and distribution centers. Land transportation costs consist primarily of third-party trucking services to support North American distribution, while sea transportation cost consists primarily of third-party shipping of refrigerated containers from supply markets in South and Central America to demand markets in North America, Europe and Asia. Variations in containerboard prices, which affect the cost of boxes and other packaging materials, and fuel prices can have an impact on our product cost and our profit margins. Variations in the production yields, and other input costs also affect our cost of sales.
In general, changes in our volume of products sold can have a disproportionate effect on our gross profit. Within any particular year, a significant portion of our cost of products are fixed, particularly in our International Farming segment. Accordingly, higher volumes processed through packing and distribution facilities or produced on company-owned farms directly reduce the average cost per pound of fruit grown on company owned orchards, while lower volumes directly increase the average cost per pound of fruit grown on company owned orchards.

	Year Ended October 31,
	2020	2019	2018
Gross profit (in millions)	$124.6	$154.7	$54.0
Gross profit as a percentage of net sales	14.4%	17.5%	6.3%
Gross profit decreased fiscal year 2020 over fiscal year 2019 as a result of lower gross margin percentage partially offset by higher sales volumes. Our gross margin percentage decreased 310 basis points primarily due to higher third-party fruit costs during first quarter of fiscal year 2020 compared to the same period of last year. The market conditions experienced during the early part of fiscal year 2019 were non-recurring in nature, as customer prices remained steady despite significant declines in fruit costs incurred due to the instability of supply from Mexico. In addition, gross profit in the International Farming segment was negatively impacted by lower sales pricing during the second half of fiscal year 2020 due to larger industry volumes from California and Peru relative to prior year.
Fiscal year 2019 performance benefited from increased profit on the sale of avocados sourced from third-party growers that was due to improved efficiency in several key areas across our product sourcing, production and distribution footprint, which helped to complement the favorable market supply conditions and continued strong consumer demand. Fiscal year 2019 gross margins and margin percentage also benefited from growth in and the full year impact of consolidating Grupo Arato into our International Farming segment, which on average generates a significantly higher gross margin percentage than our historical Marketing and Distribution business.
Selling, general and administrative expenses
Selling, general and administrative expenses primarily include the costs associated with selling, advertising and promotional expenses, professional fees, general corporate overhead and other related administrative functions.

	Year Ended October 31,
(In millions)	2020	2019	2018
Selling, general and administrative expenses	$56.2	$48.2	$35.3
Selling, general and administrative expenses increased $8.0 million or 17% in fiscal year 2020 compared to fiscal year 2019 primarily due to higher stock-based compensation expense due to an award that vested during the fourth quarter of fiscal year 2020 in connection with the successful completion of our IPO. We also incurred higher professional fees as well as organizational costs associated with the establishment of farming operations in Guatemala.
Selling, general and administrative expenses increased $12.9 million or 37% in fiscal year 2019 compared to fiscal year 2018 primarily due to an increase in accrued management bonuses (approximately $5.5 million due to operating income growth), the full year impact of consolidating Grupo Arato (approximately $7.1 million) and higher professional fees.

Equity method investees
Equity method income is primarily generated by earnings or losses from our investments in Henry Avocado, Moruga and Shanghai Mr Avocado Ltd.

	Year Ended October 31,
(In millions)	2020	2019	2018
Equity method income	$4.0	$3.4	$12.4
Impairment on equity method investment	(21.2)	—	—
Remeasurement gain on acquisition of equity method investee	—	—	62.0
Equity method income increased $0.6 million or 18% in fiscal year 2020 compared to fiscal year 2019 due to earnings increases from Moruga due to the timing of blueberry harvests in Peru, partially offset by a decrease in earnings from Henry Avocado.
During the second quarter of fiscal year 2020, industry wide production information regarding the 2019-2020 blueberry harvest in Peru became available, indicating that there is greater competition and expansion by competitors than what we were previously expecting. We believe that the increase in supply due to expansion will result in a reduction in pricing over the long-term. As a result of this factor, among others, we lowered our long-term revenue and profitability forecasts of Moruga during the second quarter of fiscal year 2020, and concluded that the reduction in the forecasted revenues was an indicator of impairment. As a result, we tested our investment in Moruga for impairment and concluded that the estimated fair value of the investment in Moruga was less than the carrying value of the investment. Due to the change in long-term pricing and revenue expectations, we concluded that the impairment is other-than-temporary. We recorded an impairment charge of $21.2 million to reduce the carrying balance of the investment to its estimated fair value of $22.2 million during the second quarter of fiscal year 2020 (see Note 5 to the Consolidated Financial Statements for more information).
Equity method income decreased fiscal year 2019 over fiscal year 2018 due to the acquisition and subsequent consolidation of our investment in Grupo Arato (approximately $8.4 million). In fiscal year 2018, earnings from our investment in Grupo Arato were accounted for as equity method income through September 2018. In September 2018, we acquired the remaining outstanding capital stock of Grupo Arato, which resulted in a remeasurement gain of $62 million recorded during fiscal year 2018.
Interest expense
Interest expense consists primarily of interest on borrowings under working capital facilities that we maintain and interest on other long-term debt used to make capital and equity investments.

	Year Ended October 31,
(In millions)	2020	2019	2018
Interest expense	$6.7	$10.3	$5.4
Interest expense decreased $3.6 million or 35% in fiscal year 2020 compared to fiscal year 2019 due to a combination of lower interest rates and lower average debt balances. A substantial portion of our debt has variable interest rates that are based on LIBOR, which has declined significantly since fiscal year 2019. Average debt balances were lower reflecting principal payments of existing long-term debt as well as prepayments of term debt that were made in fiscal year 2019.
Interest expense increased $4.9 million or 91% in fiscal year 2019 compared to fiscal year 2018 due to higher average debt balances, principally as a result of the full year impact of the additional borrowings that were used to finance the Grupo Arato acquisition in September 2018.
Other (expense) income, net
Other (expense) income, net consists of interest income, currency exchange gains or losses, interest rate derivative gains or losses and other miscellaneous income and expense items.

	Year Ended October 31,
(In millions)	2020	2019	2018
Other (expense) income, net	$(0.7)	$(3.6)	$0.9
Other expense decreased $2.9 million or 81% in fiscal year 2020 compared to fiscal year 2019 primarily due to foreign currency gains resulting from the weakening of the Mexican peso exchange rate relative to the US dollar and higher interest income due to higher average cash balances, partially offset by higher losses on interest rate contracts driven by market movements in short-term interest rates during fiscal year 2020.

Other (expense) income, net decreased $4.5 million or 491% in fiscal year 2019 compared to fiscal year 2018 primarily due to unrealized losses on interest rate contracts intended to fix interest rates on long-term debt resulting from declining short-term interest rates as well as foreign currency exchange losses that resulted from a weaker US dollar relative to the Mexican peso over the course of the year. These impacts were partially offset by higher interest income resulting from higher bank balances and the non-recurrence of debt extinguishment costs incurred in fiscal year 2018 in relation to debt refinancing performed subsequent to the Grupo Arato acquisition.
Provision for income taxes
The provision for income taxes consists of the consolidation of the tax provisions, computed on a separate entity basis, in each country in which we have operations. We recognize the effects of tax legislation in the period in which the law is enacted. Our deferred tax assets and liabilities are remeasured using enacted tax rates expected to apply to taxable income in the years we estimate the related temporary differences to reverse. Realization of deferred tax assets is dependent upon future earnings, the timing and amount of which are uncertain.
We recognize a tax benefit from an uncertain tax position only if it is more likely than not the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement. Interest and penalties related to unrecognized tax benefits are recognized within provision for income taxes.

	Year Ended October 31,
	2020	2019	2018
Provision for income taxes (in millions)	$15.0	$24.3	$16.2
Effective tax rate	34.2%	25.3%	18.3%
The provision for income taxes decreased $9.3 million or 38% in fiscal year 2020 compared to fiscal year 2019. The effective tax rate increased by 8.9% in fiscal year 2020 over fiscal year 2019. The higher effective tax rate was primarily due to the (i) nondeductible impairment of Moruga in fiscal year 2020, (ii) nondeductible executive compensation incurred as a result of the IPO in fiscal year 2020, and (iii) tax benefit related to net operating loss (“NOL”) carryback provisions of the Coronavirus Aid, Relief and Economic Security (“CARES Act”) enacted in March 2020. The NOL carryback provisions allow the Company to carryback its fiscal year 2018 NOL to offset taxable income on a previously filed tax return. The result is a revaluation of deferred tax assets due to the utilization of NOLs at a higher tax rate in the carryback period.
The provision for income tax increased $8.1 million or 50% in fiscal year 2019 compared to fiscal year 2018. The effective tax rate increased 7.0% in fiscal year 2019 compared to fiscal year 2018. The higher effective tax rate was primarily due to non-recurring items in fiscal 2018 including the (i) favorable impact of remeasuring net deferred tax assets and liabilities at newly enacted tax rates and (ii) net tax benefit related to the application of the transition tax on accumulated foreign earnings due to the favorable impact of foreign tax credits. Both non-recurring items were provisions in the Tax Cuts and Jobs Act (“TCJ Act”) which was enacted in December 2017.

Segment Results of Operations
The CEO evaluates and monitors segment performance primarily through segment sales and segment adjusted earnings before interest expense, income taxes and depreciation and amortization (“adjusted EBITDA”). Management believes that adjusted EBITDA by segment provides useful information for analyzing the underlying business results as well as allowing investors a means to evaluate the financial results of each reportable segment in relation to the Company as a whole. These measures are not in accordance with, nor are they a substitute for or superior to, the comparable financial measures by generally accepted accounting principles in the United States (“U.S. GAAP”).
Adjusted EBITDA refers to net income (loss), before interest expense, income taxes, depreciation and amortization expense, stock-based compensation expense, other income (expense), and income (loss) from equity method investees, further adjusted by any non-recurring or one-time items that are distortive to results (impairment of equity method investment, remeasurement gain on acquisition of equity method investee, and Grupo Arato’s pre-acquisition adjusted EBITDA).

Net sales

	Year Ended October 31,
	2020			2019			2018
(In millions)	Marketing & Distribution	International Farming	Total	Marketing & Distribution	International Farming	Total	Marketing & Distribution	International Farming	Total
Third party sales	$846.9	$15.4	$862.3	$873.7	$9.6	$883.3	$858.5	$1.4	$859.9
Affiliated sales	—	66.4	66.4	—	80.7	80.7	—	—	—
Equity method sales(1)	—	—	—	—	—	—	—	36.5	36.5
Total segment sales	$846.9	$81.8	$928.7	$873.7	$90.3	$964.0	$858.5	$37.9	$896.4
Intercompany eliminations	—	(66.4)	(66.4)	—	(80.7)	(80.7)	—	—	—
Equity method eliminations(1)	—	—	—	—	—	—	—	(36.5)	(36.5)
Total net sales	$846.9	$15.4	$862.3	$873.7	$9.6	$883.3	$858.5	$1.4	$859.9
(1)Our 50% proportionate share of Grupo Arato’s sales from November 1, 2017 through September 20, 2018 when Grupo Arato was accounted for as an equity method investment.
Adjusted EBITDA

	Year Ended October 31,
(In millions)	2020	2019	2018
Marketing & Distribution adjusted EBITDA	$68.2	$88.0	$28.3
International Farming adjusted EBITDA(1)	23.3	35.0	14.8
Total reportable segment adjusted EBITDA	$91.5	$123.0	$43.1
Net income	28.8	71.7	72.4
Interest expense	6.7	10.3	5.4
Provision for income taxes	15.0	24.3	16.2
Depreciation and amortization	18.1	16.5	9.4
Equity method income	(4.0)	(3.4)	(12.4)
Impairment on equity method investment	21.2	—	—
Remeasurement gain on acquisition of equity method investee	—	—	(62.0)
Other expense (income), net	.7	3.6	(.9)
Stock-based compensation	5.0	—	—
	$91.5	$123.0	$28.1
Pre-acquisition International Farming adjusted EBITDA(2)	—	—	15.0
Total adjusted EBITDA	$91.5	$123.0	$43.1
(1)Included 50% of our proportionate share of Grupo Arato’s adjusted EBITDA from November 1, 2017 through September 20, 2018 when Grupo Arato was accounted for as an equity method investment, and 100% of Grupo Arato’s adjusted EBITDA thereafter when we acquired the remaining 50% ownership..
(2)Total adjusted EBITDA excluded our 50% proportionate share of Grupo Arato’s adjusted EBITDA from November 1, 2017 through September 20, 2018 when Grupo Arato was accounted for as an equity method investment.
Marketing and Distribution
Net sales in our Marketing and Distribution segment decreased $26.8 million or 3% in fiscal year 2020 compared to fiscal year 2019 primarily due to a 12% decrease in average per unit sales prices partially offset by an 11% increase in volume. Average price decreases were concentrated in the second half of fiscal year 2020 primarily due to strong industry supply in California and Peru, relative to prior year.
Adjusted EBITDA decreased $19.8 million or 23% in fiscal year 2020 over fiscal year 2019 primarily due to lower gross profit per pound of avocados sold. The decrease in gross margin was due primarily to the benefit of lower low third-party fruit costs during the first quarter of fiscal year 2019. The market conditions experienced in the prior year period were non-recurring in nature, as customer prices remained steady despite significant declines in fruit costs due to the instability of supply from Mexico.
Net sales increased $15.2 million or 2% in fiscal year 2019 compared to fiscal year 2018 due to the same factors impacting the overall increase in net sales discussed above.
Adjusted EBITDA increased $59.7 million or 211% in fiscal year 2019 compared to fiscal year 2018 primarily due to a higher gross profit per pound of avocados sold. The higher margin per pound was in-part due to the benefit of abnormally low third-party fruit costs during the first quarter of fiscal year 2019. The market conditions experienced in the prior year period were non-recurring in nature, as customer prices remained steady despite significant declines in fruit costs due to the instability of supply from Mexico. The higher margin per pound was also in-part due to improved efficiency in several key areas across our product sourcing, production and distribution footprint, which helped to complement the favorable market supply conditions and continued strong consumer demand. This increase was partially offset by higher selling, general and administrative expenses that were driven by increases in accrued management bonuses (approximately $5.5 million due to operating income growth).
International Farming
Substantially all avocado sales of our International Farming reportable segment are to our Marketing and Distribution reportable segment, with the remainder of revenue largely derived from services provided to independent third parties.
Total segment sales in our International Farming segment decreased $8.5 million or 9% in fiscal year 2020 compared to fiscal year 2019 primarily due to lower per unit sales pricing on the sale of avocados. Average sales prices declined by 24%, driven by strong industry supply during the harvest window which was concentrated in the second half of the fiscal year. The impact of lower sales pricing was partially offset by a 20% increase in volume harvested during fiscal year 2020. Volume increases were driven by improved production yields resulting from maturity of our avocado orchards. Net sales in our International Farming segment increased $5.8 million or 60% in fiscal year 2020 compared to fiscal year 2019 primarily due to higher packing service revenues provided to third-party growers driven by their higher volumes.
Adjusted EBITDA decreased $11.7 million or 33% in fiscal year 2020 compared to fiscal year 2019 primarily due to lower sales which was driven by lower pricing during the second half of fiscal year 2020. Adjusted EBITDA for International Farming is generally concentrated in the third and fourth quarters of our fiscal year in alignment with the harvest season for avocados in Peru.
Total segment sales increased $52.4 million or 138% and net sales increased $8.2 million or 586% in fiscal year 2019 compared to fiscal year 2018 primarily due to the full year impact of consolidating Grupo Arato, which was acquired on September 20, 2018. The International Farming sales prior to September 20, 2018 represent our proportionate 50% share of Grupo Arato’s sales prior to the consolidation of our investment in Grupo Arato. Overall, volumes from our International Farming reporting segment decreased 21% in fiscal year 2019 over fiscal year 2018 due primarily to weather conditions that negatively impacted production yields, while average sales prices increased by 33% as a result of industry supply shortages.
Adjusted EBITDA increased $20.2 million or 136% in fiscal year 2019 compared to fiscal year 2018 primarily attributable to the full year impact of consolidating the Grupo Arato farming operation. In addition, adjusted EBITDA benefited from higher sales prices experienced during fiscal year 2019 due to tighter industry supply that more than offset volume reductions due to lower production yields that were caused by weather conditions. Within any particular year, a significant portion of our cost of international farming products are fixed. Accordingly, changes in volumes produced on company-owned farms or average sales prices will have a disproportionate effect on adjusted EBITDA.

Liquidity and Capital Resources
Operating activities

	Year Ended October 31,
(In millions)	2020	2019	2018
Net income	$28.8	$71.7	$72.4
Depreciation and amortization	18.1	16.5	9.4
Equity method income	(4.0)	(3.4)	(12.4)
Impairment on equity method investment	21.2	—	—
Remeasurement gain on acquisition of equity method investee	—	—	(62.0)
Dividends received from equity method investees	1.7	1.4	4.2
Stock-based compensation	5.0	—	—
Other	0.2	4.6	7.7
Changes in working capital	7.9	1.8	13.4
Net cash provided by operating activities	$78.9	$92.6	$32.7
Net cash provided by operating activities decreased $13.7 million in fiscal year 2020 compared to fiscal year 2019, reflecting lower net income, partially offset by an impairment charge on our equity method investment in Moruga, favorable net change in working capital, and higher stock-based compensation expense. Within working capital, favorable changes in inventory and trade accounts receivables were partially offset by unfavorable changes in grower payables and miscellaneous receivables. The decrease in pricing on third-party fruit during the second half of fiscal year 2020 resulted in lower revenue and lower cost-basis, resulting in lower trade accounts receivable and inventory balances, as well as lower grower payables balances as of October 31, 2020. Changes in miscellaneous receivables were largely due to change in value-added tax (“VAT”)

receivable, which is correlated with the timing of material purchases and claim activity. We also experienced an increase in other assets attributable to implementation costs associated with cloud-based computing software solutions.
Net cash provided by operating activities increased $59.9 million in fiscal year 2019 compared to fiscal year 2018, largely due to the effect of a remeasurement gain on the acquisition of Grupo Arato recognized in fiscal year 2018. We also incurred higher depreciation and amortization charges due to property, plant, and equipment acquired in the acquisition of Grupo Arato. These increases were partially offset by net unfavorable change in working capital and lower equity method income and dividends from equity method investees as a result of the acquisition and subsequent consolidation of Grupo Arato.
Within working capital, changes in inventory were unfavorable due to an increase in the volume of avocados on hand and higher average purchase prices as of October 31, 2019 compared to the prior year combined with additional capitalized farming costs in Peru as a result of more acreage coming into production. Changes in accounts receivable were unfavorable primarily due to a shift in the sales mix during the fourth quarter of fiscal year 2019 towards domestic customers with longer payment terms. In addition, net sales during the fourth quarter of fiscal year 2018 included a larger percentage of sales of Peruvian fruit in Europe for which payment is received shortly after revenue is recognized. Changes in prepaid expenses and other current assets were affected by higher non-grower supplier advances within our Peruvian operation related to material suppliers and fixed asset procurement. Changes in miscellaneous receivables were favorable, primarily attributed to the timing of Peruvian VAT refunds in fiscal year 2019. Changes in accounts payable and accrued expenses were favorable, primarily due to higher incentive accruals driven by strong operating performance. Higher grower payables were attributed to Mexican avocado growers having higher inventory volumes and prices in October 2019 as compared to October 2018. The increase in other liabilities was due to a long-term grower liability accrued in fiscal year 2019 and additional accruals of interest and penalties on our uncertain tax positions.
Investing activities

	Year Ended October 31,
(In millions)	2020	2019	2018
Purchases of property and equipment	$(67.3)	$(29.7)	$(27.2)
Proceeds from sale of property, plant and equipment	3.0	0.1	—
Investment in equity method investees	(3.4)	(1.9)	(0.4)
Purchase of Grupo Arato, net of acquired cash	—	—	(37.3)
Other	—	0.8	0.4
Net cash used in investing activities	$(67.7)	$(30.7)	$(64.5)

Property, plant and equipment
In fiscal years 2020 and 2019, we made expenditures for the construction of our new distribution center in Laredo, Texas, farm development and packinghouse expansion in Peru, and land improvements on new land leased in Guatemala. Our new distribution center in Texas is expected to expand our distribution capacity in North America.

In fiscal year 2020, proceeds from the sale of property, plant and equipment were primarily from the sale of two properties.
Investment in equity method investees
In fiscal years 2020 and 2019, we made capital contributions to our joint venture in Copaltas S.A.S. to support the purchase of additional farmland in Colombia.

Financing activities

	Year Ended October 31,
(In millions)	2020	2019	2018
Proceeds from issuance of common stock in public offering, net of issuance costs	$78.1	$—	$—
Dividends paid	(13.0)	(5.6)	(4.5)
Borrowings (payments) on revolving line of credit	—	(6.0)	(12.0)
Long-term borrowings	—	—	185.4
Principal payments on long-term borrowings, capital leases and supplier financing	(13.0)	(14.6)	(118.3)
Other	(2.0)	(0.6)	(2.2)
Net cash provided by (used in) financing activities	$50.1	$(26.8)	$48.4
IPO
Net proceeds from our IPO were $78.1 million, after deducting underwriting discounts and issuance costs. We intend to use the proceeds for working capital and other general corporate purposes, which may include the repayment of indebtedness, and to fund future acquisitions (if any).
Shareholders’ equity

We paid dividends of $0.21 per share in fiscal year 2020 compared to $0.09 per share in fiscal year 2019.
Borrowings and repayments of debt
We utilize a revolving line of credit for short-term working capital purposes. Principal payments on our term loans and other notes payable under our credit facility are made in accordance with debt maturity schedules under the facility.
Capital resources

	October 31,
(In millions)	2020	2019
Cash and cash equivalents	$124.0	$64.0
Working capital	170.2	126.5
Capital resources include cash flows from operations, cash and cash equivalents, and debt financing.
We have a $275 million syndicated credit facility with Bank of America, N.A., comprised of two term loans totaling $175 million and a revolving credit facility (“revolver”) providing up to $100 million in borrowings that will expire in October 2023. The credit facility also includes a swing line facility and an accordion feature which allows us to increase the borrowings by up to $125 million, with bank approval. We did not have any outstanding borrowings under the revolver as of October 31, 2020 and 2019. Interest on the revolver bears rates at a spread over LIBOR that varies with our leverage ratio. As of October 31, 2020 and 2019, interest rates on the revolver were 1.90% and 3.54%, respectively. Proceeds from the term loan borrowings were used to partially fund the acquisition of Grupo Arato in October 2018.
As of October 31, 2020, we were required to comply with the following financial covenants: (a) a quarterly consolidated leverage ratio of not more than 3.00 to 1.00 and (b) a quarterly consolidated fixed charge coverage ratio of not less than 1.50 to 1.00. As of October 31, 2020, our consolidated leverage ratio was 0.7 to 1.00 and our consolidated fixed charge coverage ratio was 1.8 to 1.00 and we were in compliance with all such covenants of the credit facility. The loans are secured by real property, personal property and the capital stock of our subsidiaries. We pay fees on unused commitments on the credit facility.

Contractual obligations
The following table summarizes contractual obligations pursuant to which we are required to make cash payments. The information is presented as of October 31, 2020:

		Payments due by period
(In millions)	Total	< 1 year	2-3 years	4-5 years	> 5 years
Long-term debt	$174.7	$7.5	$94.0	$73.2	$—
Interest on long-term debt(1)	20.4	6.0	11.2	3.2	—
Capital lease commitments	6.2	1.8	3.0	1.4	—
Operating lease commitments	53.5	5.5	8.9	6.8	32.3
Purchase commitments	7.7	7.7	—	—	—
Total	$262.5	$28.5	$117.1	$84.6	$32.3
(1)Includes interest payments on our credit facility based on rates as of October 31, 2020. The impact of our outstanding floating-to-fixed interest rate swap on the variable rate debt interest payments has been reflected in the interest payments noted above. As a result, approximately $100 million of our variable rate debt under the credit facility has been treated as if it were 4.28% fixed rate debt.
In May 2020, we entered into a lease for our new corporate headquarters in Oxnard, California. The lease commenced in July 2020, with a 20 year term, ending in 2040. The total lease payments over the term of the lease are $28.1 million.
In April 2020, we entered into an agreement with a general contractor to construct a new distribution facility in Laredo, Texas. This facility will support our distribution of Mexican sourced fruit into North American markets and will include border crossing, cold storage and value-added processing capabilities. The total estimated cost of the contract is $42 million, of which $25.2 million has been incurred as of October 31, 2020. The project is scheduled for completion in the third quarter of fiscal year 2021.

Critical Accounting Estimates
Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Additionally, we frequently engage third party valuation experts to assist us with estimates described below. Actual results could differ from those estimates.
Investments. We maintain investments in other growers, packers and distributors of avocados. We account for these non-marketable investments using the equity method of accounting if the investment gives us the ability to exercise significant influence over, but not control, an investee. Significant influence generally exists when we have an ownership interest representing between 20% and 50% of the voting stock of the investee. Under the equity method of accounting, investments are stated at initial cost and are adjusted for subsequent additional investments and our proportionate share of earnings or losses and distributions. We evaluate whether our equity method investments are impaired when certain indications of impairment are present. Although a current fair value below the recorded investment is an indicator of impairment, we recognize an impairment loss on our equity method investments only if the loss in value is deemed to be an other-than-temporary-impairment (“OTTI”). If an impairment of an equity method investment is determined to be other than temporary, we record an impairment charge sufficient to reduce the investment’s carrying value to its fair value, which results in a new cost basis in the investment. The primary factors we consider in our determination of whether declines in fair value are other than temporary are the length of time that the fair value of the investment is below our carrying value; the severity of the decline; and the financial condition, operating performance and near term prospects of the investee. In addition, we consider the reason for the decline in fair value, be it general market conditions, industry specific or investee specific; and our intent and ability to hold the investment for a period of time sufficient to allow for a recovery in fair value. As our assessment of the fair value of our investments and any resulting impairment losses and the timing of when to recognize such charges requires judgment and includes estimates and assumptions, actual results could differ materially from our estimates and assumptions.
Goodwill. Our goodwill represents the excess of the purchase price of business combinations over the fair value of the net assets acquired. We assess goodwill for impairment on an annual basis during the fourth quarter of each fiscal year, and between annual tests whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. An impairment exists by the amount the fair value of a reporting unit to which goodwill has been allocated is less than their respective carrying values. The impairment for goodwill is limited to the total amount of goodwill allocated to the reporting unit. Goodwill impairment testing requires significant judgment and management estimates, including, but not limited to, the determination of (i) the number of reporting units, (ii) the goodwill and other assets and liabilities to be allocated to the reporting units and (iii) the fair values of the reporting units. The estimates and assumptions described above, along with other factors such as discount rates, will significantly affect the outcome of the impairment tests and the amounts of any resulting impairment losses.

Income taxes. We account for deferred tax liabilities and assets for the future consequences of events that have been recognized in our consolidated financial statements or tax returns. Measurement of the deferred items is based on enacted tax laws. In the event the future consequences of differences between financial reporting bases and tax bases of our assets and liabilities result in a deferred tax asset, we perform an evaluation of the probability of being able to realize the future benefits indicated by such asset. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that all or some portion of the deferred tax asset will not be realized.
As a multinational corporation, we are subject to taxation in many jurisdictions, and the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in various taxing jurisdictions. If we ultimately determine that the payment of these liabilities will be unnecessary, the liability will be reversed, and we will recognize a tax benefit during the period in which it is determined the liability no longer applies. Conversely, we record additional tax charges in a period in which it is determined that a recorded tax liability is less than the ultimate assessment is expected to be.
We recognize the tax benefit from an uncertain tax position only if it is more likely than not the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement. Interest and penalties related to unrecognized tax benefits are recognized within provision for income taxes.
The application of tax laws and regulations is subject to legal and factual interpretation, judgment and uncertainty. Tax laws and regulations themselves are subject to change as a result of changes in fiscal policy, changes in legislation, the evolution of regulations and court rulings. Therefore, the actual liability for U.S. or foreign taxes may be materially different from management’s estimates, which could result in the need to record additional tax liabilities or potentially reverse previously recorded tax liabilities.
Stock-based compensation. The Company uses the fair value recognition method for accounting for stock-based compensation. Under the fair value recognition method, cost is measured at the grant date based on the fair value of the award and is recognized as expense on the straight-line basis over the requisite service period, which is generally the vesting period. When vesting is based on the occurrence of certain defined liquidity events, expense relative to such awards is measured based on the grant date fair value of the award and is recorded when the event occurs. Forfeitures are recognized in the period they occur.

The fair value of stock options is estimated as of the date of grant using the Black-Scholes option model. We use a third-party valuation specialist to determine the inputs of the model, including volatility, risk-free interest rate, and the estimated life of the option term. The fair value of restricted stock units is determined based on the market price of our common stock on the date of grant.
Recently Issued Accounting Standards
Refer to Note 2 to the consolidated financial statements included herein for information on recently issued accounting standards.
JOBS Act
As an emerging growth company under the JOBS Act, we can take advantage of an extended transition period for complying with new or revised accounting standards. This allows an emerging growth company to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have irrevocably elected to avail ourselves of this exemption and, as a result, our financial statements may not be comparable to companies that comply with public company effective dates. We intend to rely on other exemptions provided by the JOBS Act, including without limitation, not being required to comply with the auditor attestation requirements of Section 404(b) of Sarbanes-Oxley. As a result, our combined financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.
We will remain an emerging growth company until the earliest of (i) the last day of the fiscal year following the fifth anniversary of the consummation of our IPO, (ii) the last day of the fiscal year in which we have total annual gross revenue of at least $1.07 billion, (iii) the last day of the fiscal year in which we are deemed to be a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock held by non-affiliates exceeded $700 million as of the last business day of the second fiscal quarter of such year, or (iv) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.
Off-Balance Sheet Arrangements
During the periods presented we did not have, nor do we currently have, any off-balance sheet arrangements as defined under SEC rules.

Item 7A.        Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
Our cash and cash equivalents consist of cash in readily available checking accounts and money market funds. As a result, the fair value of our portfolio is relatively insensitive to interest rate changes. Our long-term debt bears interest at a variable rate. A 10% increase or decrease in the interest rate on our long-term debt would not have a material effect on our financial position, results of operations or cash flows.
Foreign Currency Risk
The majority of our sales are currently conducted in U.S. dollars, while a portion of our input costs are denominated in foreign currencies. Any transactions that may be conducted in foreign currencies are not expected to have a material effect on our results of operations, financial position or cash flows.
Effects of Inflation
Inflation generally affects us by increasing our cost of labor, material, and general overhead costs. We do not believe inflation has had a material effect on our results of operations during the periods presented.

Item 8.        Financial Statements and Supplementary Data
The financial statements required pursuant to this item are incorporated by reference herein from the applicable information included in Item 15 of this annual report and are presented beginning on page F-1.

Item 9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.        Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation and supervision of our Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this Annual Report on Form 10-K.
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost‑benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of October 31, 2020.

Management’s Annual Report on Internal Control Over Financial Reporting
This annual report does not include a report of management’s assessment regarding internal control over financial reporting due to a transition period established by the rules of the SEC for newly public companies.
Attestation Report of the Registered Public Accounting Firm
This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm due to a transition period established by rules of the SEC for newly public companies. Additionally, our independent registered public accounting firm will not be required to opine on our internal control over financial reporting until we are no longer an emerging growth company.
Changes in Internal Control Over Financial Reporting
Other than described below, there have been no changes in our internal control over financial reporting during the year ended October 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Our management previously identified a material weakness in our internal control over financial reporting for the years ended October 31, 2019 and 2018. This material weakness related to a lack of sufficient technical accounting resources. Control deficiencies that aggregated to the material weakness relating to a lack of sufficient technical accounting resources included controls related to (1) determination of the functional currency and foreign currency translation, (2) accounting for uncertain tax positions and income taxes, and (3) purchase accounting, among others. Control deficiencies relating to a lack of sufficient technical accounting resources also included insufficient resources for the timely review of certain accounting analyses and associated journal entries, and of the financial statement and disclosure preparation process. In aggregate we have deemed these deficiencies to be a material weakness.
In response to the material weaknesses identified, management developed and implemented the following remedial actions to address the underlying causes of the material weaknesses, which were subject to senior management review and Audit Committee oversight:
•We hired additional accounting personnel with appropriate technical accounting and financial reporting experience;
•We hired a director of income taxes to assist in the review and oversight of the preparation and review of the income tax provision who has appropriate technical accounting experience;
•We supplemented and continue to supplement our current resources with external technical accounting resources;
•We have revised our internal controls to provide a more formal process for our review procedures during the financial statement close process, and enhanced our internal controls to identify and evaluate significant non-routine transactions.
We have determined that through the actions described above we have remediated the previously identified material weakness associated with our internal controls over financial reporting.

Item 9B.        Other Information
Not applicable.

PART III
Item 10.        Directors, Executive Officers and Corporate Governance
The information required by this item will be contained in our definitive proxy statement to be filed with the SEC in connection with our 2021 Annual Meeting of Stockholders, or the Definitive Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended October 31, 2020, under the headings “Election of Directors,” “Executive Officers,” and “Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference.
Code of Conduct and Ethics
We have adopted a Code of Conduct and Ethics that applies to our officers, directors and employees, which is available on our website at www.worldsfinestavocados.com. The Code of Conduct and Ethics contains general guidelines for conducting the business of our company consistent with the highest standards of business ethics and is intended to qualify as a “code of ethics” within the meaning of Section 406 of the Sarbanes-Oxley Act of 2002 and Item 406 of Regulation S-K. In addition, we intend to promptly disclose (1) the nature of any amendment to our Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions and (2) the nature of any waiver, including an implicit waiver, from a provision of our code of ethics that is granted to one of these specified officers, the name of such person who is granted the waiver and the date of the waiver on our website in the future.

Item 11.        Executive Compensation
The information required by this item will be set forth in the section headed “Executive Compensation and Other Information” in our Definitive Proxy Statement and is incorporated herein by reference.

Item 12.        Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item will be set forth in the section headed “Security Ownership of Certain Beneficial Owners and Management” in our Definitive Proxy Statement and is incorporated herein by reference.
The information required by Item 201(d) of Regulation S-K will be set forth in the section headed “Executive Compensation” in our Definitive Proxy Statement and is incorporated herein by reference.

Item 13.        Certain Relationships and Related Transactions, and Director Independence
The information required by this item will be set forth in the section headed “Certain Relationships and Related Person Transactions,” “Board Independence” and “Committees of the Board of Directors” in our Definitive Proxy Statement and is incorporated herein by reference.

Item 14.        Principal Accounting Fees and Services
The information required by this item will be set forth in the section headed “Independent Registered Public Accountants’ Fees” in our Definitive Proxy Statement and is incorporated herein by reference.

PART IV
Item 15.        Exhibits, Financial Statement Schedules
A.All financial statements
The financial statements of Mission Produce, Inc., together with the report thereon of Deloitte & Touche LLP, an independent registered public accounting firm, are included in this annual report on Form 10-K beginning on page F-1.
B.Financial statement schedules
All schedules have been omitted because the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.
C.Exhibits
The documents set forth are filed herewith or incorporated herein by reference.
INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Date	Number	Filed Herewith
3.1#	Amended and Restated Certificate of Incorporation	8-K	10/7/2020	3.1
3.2#	Amended and Restated Bylaws	8-K	10/7/2020	3.2
4.1#	Form of Common Stock Certificate	S-1/A	9/22/2020	4.1
10.1#+	Mission Produce, Inc. Amended and Restated 2003 Stock Incentive Plan	S-1/A	9/22/2020	10.1
10.2#+	Form of Stock Option Agreement pursuant to the Mission Produce, Inc. Amended and Restated 2003 Stock Incentive Plan	S-8	10/5/2020	10.2
10.3#+	Mission Produce, Inc. 2020 Incentive Award Plan	S-1	9/4/2020	10.3
10.4#+	Non-Employee Director Compensation Program	S-1	9/4/2020	10.4
10.5#+	Form of Stock Option Agreement pursuant to the Mission Produce, Inc. 2020 Incentive Award Plan	S-1	9/4/2020	10.5
10.6#+	Form of RSU Agreement pursuant to the Mission Produce, Inc. 2020 Incentive Award Plan	S-1	9/4/2020	10.6
10.7#	Form of Indemnification Agreement between Mission Produce, Inc. and certain of its directors and officers	S-1	9/4/2020	10.7
10.8#	Credit Agreement, dated as of October 11, 2018, by and among Mission Produce, Inc., as Borrower, certain subsidiaries of the Borrower party thereto as guarantors, Bank of America, N.A. as administrative agent, Swingline Lender and L/C Issuer, Farm Credit West, PCA as Syndication Agent, City National Bank and J.P. Morgan Chase Bank, N.A. as co-documentation agents, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Farm Credit West, PCA as joint lead arrangers and joint bookrunners, and other lenders party thereto	S-1	9/4/2020	10.8
10.9#	First Amendment to Credit Agreement and Consent, dated September 18, 2020, by and among Mission Produce, Inc., as Borrower, certain subsidiaries of the Borrower party thereto as guarantors, Bank of America, N.A. as administrative agent, Swingline Lender and L/C Issuer, Farm Credit West, PCA as Syndication Agent, City National Bank and J.P. Morgan Chase Bank, N.A. as co-documentation agents, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Farm Credit West, PCA as joint lead arrangers and joint bookrunners, and other lenders party thereto	S-1/A	9/22/2020	10.9
10.10#	Form of Amended and Restated Stockholder Agreement, by and among Mission Produce, Inc. and the stockholder party thereto	S-1/A	9/22/2020	10.10
10.11	Lease Agreement				X
21.1#	List of Subsidiaries of the Registrant	S-1	9/4/2020	21.1
23.1	Consent of Deloitte & Touche LLP				X
24.1	Power of Attorney (page 36)				X
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Date	Number	Filed Herewith
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

#	Previously filed
+	Indicates management contract or compensatory plan.
*
These certifications are being furnished solely to accompany this annual report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of the Registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

Item 16.        Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized, on January 19, 2021.

MISSION PRODUCE, INC.

/s/ Stephen J. Barnard
Stephen J. Barnard
Chief Executive Officer

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Stephen J. Barnard and Bryan E. Giles, or either of them, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with Exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or substitute or substitutes may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below on January 19, 2021, by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title

/s/ Stephen J. Barnard
Stephen J. Barnard	President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ Bryan E. Giles
Bryan E. Giles	Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Steve A. Beebe
Steve A. Beebe	Director

/s/ Stephen W. Bershad
Stephen W. Bershad	Director

/s/ Luis A. Gonzalez
Luis A. Gonzalez	Director

/s/ Bonnie C. Lind
Bonnie C. Lind	Director

/s/ Jay A. Pack
Jay A. Pack	Director

/s/ Bruce C. Taylor
Bruce C. Taylor	Director

/s/ Linda B. Segre
Linda B. Segre	Director

MISSION PRODUCE, INC.

Report of Independent Registered Public Accounting Firm
To the shareholders and the Board of Directors of Mission Produce, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Mission Produce, Inc. and subsidiaries (the "Company") as of October 31, 2020 and 2019, the related consolidated statements of comprehensive income, shareholders' equity, and cash flows, for each of the three years in the period ended October 31, 2020, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of October 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended October 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ Deloitte & Touche LLP

Los Angeles, California
January 19, 2021

We have served as the Company's auditor since 2019.

MISSION PRODUCE, INC.
CONSOLIDATED BALANCE SHEETS

	October 31,
(In millions, except for shares)	2020	2019
Assets
Current Assets:
Cash and cash equivalents	$124.0	$64.0
Restricted cash	1.4	1.6
Accounts receivable
Trade, net of allowances of $0.3 and $0.2, respectively	57.5	67.9
Grower and fruit advances	1.5	3.8
Miscellaneous receivables	13.4	12.9
Inventory	38.6	44.9
Prepaid expenses and other current assets	8.8	8.4
Income taxes receivable	2.9	2.5
Total current assets	248.1	206.0
Property, plant and equipment, net	379.1	330.3
Equity method investees	46.7	62.7
Loans to equity method investees	4.5	3.9
Deferred income taxes	4.4	3.0
Goodwill	76.4	76.4
Other assets	18.1	7.1
Total assets	$777.3	$689.4

Liabilities and Shareholders' Equity
Liabilities:
Accounts payable	$20.5	$19.7
Accrued expenses	28.3	21.2
Income taxes payable	1.7	4.1
Grower payables	18.8	27.2
Long-term debt—current portion	7.4	6.3
Capital leases—current portion	1.2	1.0
Total current liabilities	77.9	79.5
Long-term debt, net of current portion	166.7	174.0
Capital leases, net of current portion	3.3	4.6
Income taxes payable	3.8	3.4
Deferred income taxes	27.8	27.3
Other long-term liabilities	24.3	21.6
Total liabilities	303.8	310.4
Commitments and contingencies (Note 7)
Shareholders' Equity
Common stock ($0.001 par value, 1,000,000,000 shares authorized; 70,550,922 and 63,386,251 shares issued and outstanding as of October 31, 2020 and 2019, respectively)	0.1	0.1
Additional paid-in capital	222.8	139.7
Notes receivable from shareholders	(0.1)	(0.1)
Accumulated other comprehensive loss	(0.5)	—
Retained earnings	251.2	239.3
Total shareholders' equity	473.5	379.0
Total liabilities and shareholders' equity	$777.3	$689.4
See accompanying notes to consolidated financial statements.

MISSION PRODUCE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended October 31,
(In millions, except for per share amounts)	2020	2019	2018
Net sales	$862.3	$883.3	$859.9
Cost of sales	737.7	728.6	805.9
Gross profit	124.6	154.7	54.0
Selling, general and administrative expenses	56.2	48.2	35.3
Operating income	68.4	106.5	18.7
Interest expense	(6.7)	(10.3)	(5.4)
Equity method income	4.0	3.4	12.4
Impairment on equity method investment	(21.2)	—	—
Remeasurement gain on acquisition of equity method investee	—	—	62.0
Other (expense) income, net	(0.7)	(3.6)	0.9
Income before income taxes	43.8	96.0	88.6
Provision for income taxes	15.0	24.3	16.2
Net income	$28.8	$71.7	$72.4

Net income per share:
Basic	$0.45	$1.13	$1.37
Diluted	$0.45	$1.13	$1.37

Other comprehensive income, net of tax
Foreign currency translation adjustments	(0.5)	—	—
Comprehensive income	$28.3	$71.7	$72.4
See accompanying notes to consolidated financial statements.

MISSION PRODUCE, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In millions, except for	Common stock		Additional paid-in capital	Notes receivable from shareholders	Accumulated other comprehensive loss	Retained earnings	Total shareholders' equity
shares and per share data)	Shares	Amount
Balance at October 31, 2017	51,421,192	$0.1	$27.3	$(0.4)	$—	$106.2	$133.2
Dividends declared ($0.09 per share)	—	—	—	—	—	(4.5)	(4.5)
Exercise of stock options	108,800	—	0.1	(0.1)	—	—	—
Repayment of stock option notes receivable	—	—	—	0.1	—	—	0.1
Issuance of common stock	11,961,659	—	112.3	—	—	—	112.3
Net income	—	—	—	—	—	72.4	72.4
Balance at October 31, 2018	63,491,651	$0.1	$139.7	$(0.4)	$—	$174.1	$313.5
Dividends declared ($0.09 per share)	—	—	—	—	—	(5.6)	(5.6)
Repayment of stock option notes receivable	—	—	—	0.3	—	—	0.3
Purchase and retirement of stock	(105,400)	—	—	—	—	(0.9)	(0.9)
Net income	—	—	—	—	—	71.7	71.7
Balance at October 31, 2019	63,386,251	$0.1	$139.7	$(0.1)	$—	$239.3	$379.0
Dividends declared ($0.21 per share)	—	—	—	—	—	(13.0)	(13.0)
Issuance of common stock in public offering, net of issuance costs	7,450,000	—	78.1	—	—	—	78.1
Issuance of common stock	7,921	—	0.1	—	—	—	0.1
Stock-based compensation	—	—	4.6	—	—	—	4.6
Reclassification of liability-based awards	—	—	0.3	—	—	—	0.3
Exercise of stock options	17,000	—	—	—	—	—	—
Purchase and retirement of stock	(310,250)	—	—	—	—	(3.9)	(3.9)
Repayment of stock option notes receivable	—	—	—	—	—	—	—
Net income		—	—	—	—	28.8	28.8
Other comprehensive loss	—	—	—	—	(0.5)	—	(0.5)
Balance at October 31, 2020	70,550,922	$0.1	$222.8	$(0.1)	$(0.5)	$251.2	$473.5
See accompanying notes to consolidated financial statements.

MISSION PRODUCE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended October 31,
(In millions)	2020	2019	2018
Operating Activities
Net income	$28.8	$71.7	$72.4
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for losses on accounts receivable	0.2	0.1	0.1
Depreciation and amortization	18.1	16.5	9.4
Amortization of debt issuance costs	0.3	0.2	0.1
Equity method income	(4.0)	(3.4)	(12.4)
Impairment on equity method investment	21.2	—	—
Remeasurement gain on acquisition of equity method investee	—	—	(62.0)
Stock-based compensation	5.0	—	—
Dividends received from equity method investees	1.7	1.4	4.2
Loss on sale of equipment	0.5	—	0.2
Deferred income taxes	(1.0)	0.6	6.3
Other	(2.6)	—	—
Debt refinancing charges	—	—	1.0
Unrealized losses on derivative financial instruments	2.8	3.7	—
Changes in operating assets and liabilities:
Trade accounts receivable	10.3	(2.7)	6.0
Grower fruit advances	2.3	(2.7)	(0.9)
Miscellaneous receivables	(3.8)	5.5	(1.3)
Inventory	5.9	(12.3)	4.2
Prepaid expenses and other current assets	(2.0)	(1.3)	(2.1)
Income taxes receivable	(0.4)	(0.4)	(0.2)
Other assets	(4.2)	0.2	—
Accounts payable and accrued expenses	8.2	5.2	(1.5)
Income taxes payable	(1.9)	2.9	1.3
Grower payables	(8.6)	4.3	7.3
Other long-term liabilities	2.1	3.1	0.6
Net cash provided by operating activities	$78.9	$92.6	$32.7

Investing Activities
Purchases of property and equipment	(67.3)	(29.7)	(27.2)
Proceeds from sale of property, plant and equipment	3.0	0.1	—
Purchase of Grupo Arato, net of acquired cash	—	—	(37.3)
Investment in equity method investees	(3.4)	(1.9)	(0.4)
Loans to equity method investees	—	—	(5.2)
Proceeds from sale of Mission Asparagus assets	—	—	0.5
Proceeds from sale of Cabilfrut	—	—	6.1
Issuance of notes receivable	(0.2)	(0.2)	(0.3)
Proceeds from notes receivable	0.2	1.5	—
Supplier deposits, net	0.6	(0.6)	(0.4)
Investments, net	(0.6)	0.1	(0.3)
Net cash used in investing activities	$(67.7)	$(30.7)	$(64.5)

Financing Activities
Proceeds from issuance of common stock in public offering, net of issuance costs	78.1	—	—
Borrowings on revolving credit facility	14.0	45.0	95.0
Payments on revolving credit facility	(14.0)	(51.0)	(107.0)
Borrowings under long-term debt obligations	—	—	185.4
Principal payments on long-term debt obligations	(6.3)	(14.2)	(118.3)
Principal payments on capital lease obligations	(0.9)	(0.4)	—

MISSION PRODUCE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended October 31,
(In millions)	2020	2019	2018
Payments for long-term supplier financing	(5.8)	—	—
Payment for debt extinguishment costs	—	—	(0.9)
Dividends paid	(13.0)	(5.6)	(4.5)
Repayment of stock option notes receivable	0.1	0.3	0.1
Debt issuance costs	(0.2)	—	(1.4)
Purchase and retirement of stock	(1.9)	(0.9)	—
Net cash provided by (used in) financing activities	$50.1	$(26.8)	$48.4
Net increase in cash, cash equivalents and restricted cash	61.4	35.1	16.6
Cash, cash equivalents and restricted cash, beginning of period	65.6	30.5	13.9
Cash, cash equivalents and restricted cash, end of period	$127.0	$65.6	$30.5

Supplemental Information
Summary of cash, cash equivalents and restricted cash reported within the consolidated balance sheets:
Cash and cash equivalents	$124.0	$64.0	$26.3
Restricted cash	1.4	1.6	4.2
Restricted cash included in other assets	1.6	—	—
Total cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows	$127.0	$65.6	$30.5
Cash paid during the year for:
Interest	$6.3	$10.5	$5.5
Income taxes	18.5	21.5	8.4
Non-cash investing and financing activities:
Construction-in-progress included in accounts payable and accrued expenses	$4.0	$0.3	$0.2
Capital leases for equipment and machinery	—	2.8	2.2
Common stock issued in lieu of compensation (7,921 and 58,565 shares issued in 2020 and 2018, respectively)	0.1	—	0.3
Common stock issued as consideration (11,903,094 shares issued) (see Note 4)	—	—	112.0
Non-cash contribution from equity method investee (See Note 4)	—	—	4.4
See accompanying notes to consolidated financial statements.

MISSION PRODUCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.     Nature of Business
Mission Produce, Inc. together with its consolidated subsidiaries (“Mission,” “the Company,” “we,” “us” or “our”), is a global leader in the avocado industry. The Company’s expertise lies in the farming, packaging, marketing and distribution of avocados to food retailers, distributors and produce wholesalers worldwide. The Company procures avocados principally from California, Mexico and Peru. Through our various operating facilities, we grow, sort, pack, bag and ripen avocados for distribution to domestic and international markets. We distribute our products both domestically and internationally and report our results of operations in two operating segments: Marketing & Distribution and International Farming (see Note 13).

2.     Summary of Significant Accounting Policies
Basis of presentation and consolidation
The accompanying consolidated financial statements include the accounts of the Company and its consolidated subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). All intercompany balances have been eliminated in consolidation. Grupo Arato Holdings SAC (“Grupo Arato”) was consolidated on September 20, 2018 (see Note 4). The Company’s fiscal year ends on October 31st each year.
Stock split and authorized shares

On September 18, 2020, the Company’s Board of Directors approved a 17-for-1 stock split of the Company’s issued and outstanding shares of common stock. The split was effected on September 18, 2020. On September 21, 2020 the Company reincorporated in the state of Delaware, resulting in an increase to the authorized shares of its common stock to 1,000,000,000 with a new par value per share of $0.001. All information related to the Company’s common stock and per common share amounts for all periods presented in the accompanying consolidated financial statements have been retroactively adjusted to give effect to the 17-for-1 stock split and increase to the authorized shares of the Company’s common stock as a result of reincorporation.
IPO
In October 2020, we completed our initial public offering (“IPO”) of common stock, in which we sold 7,450,000 shares at a public offering price of $12.00 per share. Net proceeds were $78.1 million, after deducting underwriting discounts and commissions of $6.3 million and issuance costs of $5.0 million, which were paid by the Company.
Use of estimates
The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Cash, cash equivalents and restricted cash
The Company considers all highly liquid instruments with an original maturity of three months or less to be cash equivalents. The carrying amounts of cash and cash equivalents approximate their fair values.
Restricted cash represents cash and cash equivalents that are restricted to withdrawal or use as of the reporting date under contractual terms or regulatory requirements. As of October 31, 2020 and 2019, the restricted cash balance related to statutory requirements to support various programs at the Company’s farms. Restricted cash is included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statements of cash flows.
Accounts receivable
Trade accounts receivable are reported at amounts due from customers, net of an allowance for doubtful accounts. Receivables are considered past due based on the contractual terms of the sale. The Company maintains an allowance for doubtful accounts to reflect its estimate of the uncollectability of the trade accounts receivable based on past collection history and the identification of specific potential customer risks. If

MISSION PRODUCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
the financial condition of the Company’s customers was to deteriorate beyond the Company’s estimate, resulting in an impairment of their ability to make payments, the Company may charge off receivables from such customers.
Grower and fruit advances
The Company makes advances to growers and foreign suppliers who supply fruit to the Company. Such advances reduce amounts otherwise due to the growers or suppliers for fruit sales.
Miscellaneous receivables
Miscellaneous receivables represent non-trade receivables and primarily consist of value-added taxes collected on behalf of the tax authorities. Value added taxes included in miscellaneous receivables were $10.6 million and $12.2 million as of October 31, 2020 and 2019, respectively.
Inventory
Inventories are recorded at the lower of cost or net realizable value using the first-in, first-out method for finished goods and raw materials. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.
Crop growing costs are valued at the lower of cost or net realizable value and are deferred and charged to cost of goods sold when the related crop is harvested and sold. The deferred crop growing costs included in inventory consist primarily of orchard maintenance costs such as cultivation, irrigation, fertilization, soil amendments, pest control and pruning.
We assess the recoverability of inventories through an ongoing review of inventory levels in relation to sales and forecasts and product marketing plans. When the inventory on hand, at the time of review, exceeds the foreseeable demand, the value of inventory that is not expected to be sold is written down. The amount of the write-down is the excess of historical cost over estimated net realizable value. Once established, these write-downs are considered permanent adjustments to the cost basis of the excess inventory.
The assessment of the recoverability of inventories and the amounts of any write-downs are based on currently available information and assumptions about future demand and market conditions. Demand for avocado products may fluctuate significantly over time, and actual demand and market conditions may be more or less favorable than our projections. In the event that actual demand is lower than originally projected, additional inventory write-downs may be required.

As of October 31, 2018, inventories included a $2.0 million purchase accounting adjustment that was recorded to increase inventories related to our acquisition of Grupo Arato (see Note 4). These inventories, including the fair value adjustments, were recognized in cost of sales during the year ended October 31, 2019 as the underlying inventories were sold.
Property, plant and equipment, net
Property, plant and equipment, net is stated at cost, net of accumulated depreciation. Depreciation is computed using the straight-line method using rates based upon the estimated useful lives of the related assets. Property, plant and equipment includes the costs of planting and developing orchards that are capitalized until the orchards become commercially productive. Net proceeds from the sales of fruit before commercial production begins is applied to the capitalized cost of the trees. Planting costs consist primarily of the costs to purchase and plant nursery stock. Orchard development costs consist primarily of maintenance costs of orchards such as cultivation, pruning, irrigation, labor, spraying and fertilization, and interest costs during the development period. The Company ceases the capitalization of costs and commences depreciation when the orchards become commercially productive and once productive, the orchard maintenance costs are accounted for as crop growing costs.
Useful lives are as follows: orchards—20 years; buildings and improvements—5 to 40 years; plant and office equipment—3 to 20 years. Leased equipment and leasehold improvements meeting certain criteria are capitalized and amortized over the shorter of the lease term or the useful life of the asset using the straight-line method.
Equity method investees
The Company maintains investments in other fruit growers, packers and distributors. These investments are accounted for under the equity method of accounting when we have the ability to exercise significant influence, but not control, over the investee. Significant influence generally exists when we have an ownership interest representing between 20% and 50% of the voting stock of the investee. Under the equity method of accounting, investments are stated at initial cost and are adjusted for subsequent additional investments and our proportionate share of earnings or losses and distributions.

MISSION PRODUCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
We evaluate whether our equity method investments are impaired when certain indications of impairment are present. Although a current fair value below the recorded investment is an indicator of impairment, we recognize an impairment loss on our equity method investments only if the loss in value is deemed to be an other-than-temporary-impairment (“OTTI”). If an impairment of an equity method investment is determined to be other than temporary, we would record OTTI sufficient to reduce the investment’s carrying value to its fair value, which results in a new cost basis in the investment.
During the second quarter of fiscal year 2020, industry-wide production information regarding the 2019-2020 blueberry harvest in Peru became available, indicating that there is greater competition and expansion by competitors than what we were previously expecting. We believe that the increase in supply due to expansion will result in a reduction in pricing over the long-term. As a result of this factor, among others, management lowered its long-term revenue and profitability forecasts of Moruga during the second quarter of 2020 and concluded that the reduction in the forecasted revenues was an indicator of impairment. As a result, management tested its investment in Moruga for impairment and concluded that the estimated fair value of the investment in Moruga was less than the carrying value of the investment. Due to the change in long-term pricing and revenue expectations, management concluded that the impairment is other-than-temporary and recorded an impairment charge of $21.2 million during the second quarter of fiscal year 2020 (see Note 5 for more details).
Long-lived assets
The Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of any such asset may not be recoverable. Long-lived assets are assessed for impairment by comparing the carrying amount of an asset to future undiscounted net cash flows expected to be generated from the use of the asset and its eventual disposition. If the future undiscounted net cash flows are less than the carrying amount of the asset being tested, an impairment is recorded for the difference between the carrying amount of the asset and the estimated fair value of the asset. The estimate of undiscounted cash flows is based upon, among other things, certain assumptions about future operating performance, growth rates and other factors. Estimates of undiscounted cash flows may differ from actual cash flows due to, among other things, technological changes, economic conditions, changes to the business model or changes in operating performance. For fiscal years 2020 and 2019, we did not identify any indicators of impairment that would have required the Company to test its long-lived assets for impairment.
Goodwill
Our goodwill represents the excess of the purchase price of business combinations over the fair value of the net assets acquired. We assess goodwill for impairment on an annual basis during the 4th quarter of each year, and between annual tests whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. An impairment exists by the amount the fair value of a reporting unit to which goodwill has been allocated is less than their respective carrying values. The impairment for goodwill is limited to the total amount of goodwill allocated to the reporting unit. Goodwill impairment testing requires significant judgment and management estimates, including, but not limited to, the determination of (i) the number of reporting units, (ii) the goodwill and other assets and liabilities to be allocated to the reporting units and (iii) the fair values of the reporting units. The estimates and assumptions described above, along with other factors such as discount rates, will significantly affect the outcome of the impairment tests and the amounts of any resulting impairment losses.
As of October 31, 2020 and 2019, we had goodwill of $76.4 million which is entirely attributable to our acquisition of Grupo Arato on September 20, 2018 (see Note 4). The goodwill has been allocated to our International Farming reportable segment (see Note 13), which is an operating segment and reporting unit. The results of our annual goodwill impairment assessments indicated that it was more likely than not that the fair value of our reporting unit’s goodwill had exceeded its carrying value. As a result, we concluded that there were no impairments for the years ended October 31, 2020 and 2019.
Fair values of financial instruments
The Company applies the provisions of Accounting Standards Codification (“ASC”) 820, Fair Value Measurements, for fair value measurements of financial assets and financial liabilities and for fair value measurements of nonfinancial items that are recognized or disclosed at fair value in the financial statements. ASC 820 establishes a framework for measuring fair value and expands disclosures about fair value measurements.
Fair value is defined as the price that would be received when selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In determining the fair value for the assets and liabilities required or permitted to be recorded, the Company considers the principal or most advantageous market in which it would transact, and it considers assumptions that market participants would use when pricing the asset or liability.
ASC 820 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes three levels of inputs that may be used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to measurements involving significant unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are as follows:

MISSION PRODUCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Level 1: Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;
Level 2: Quoted prices, other than those in Level 1, in markets that are not active or for similar assets and liabilities, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability;
Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity).
There were no transfers between level 1, level 2 or level 3 measurements during the years ended October 31, 2020 and 2019.
We believe that the carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and short-term borrowings approximates fair value based on either their short-term nature or on terms currently available to the Company in financial markets. Due to current market rates, we believe that our long-term obligations have fair values that approximate carrying values. Refer to Note 10 for further information.
Derivatives
From time to time we enter into interest rate swaps to limit our exposure to fluctuations in interest rates with respect to long-term debt. We determine at inception whether the derivative instruments will be designated as cash flow hedges.
We account for derivatives and hedging activities in accordance with ASC 815, Derivatives and Hedging, as amended. ASC 815 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and hedging activities. It requires the recognition of all derivative instruments as either assets or liabilities in the consolidated balance sheets and measurement of those instruments at fair value. The accounting treatment of changes in fair value depends upon whether or not a derivative instrument is designated as a hedge and, if so, the type of hedge. We record all derivative instruments at fair value in our consolidated balance sheets. For derivatives designated as cash flow hedges, to the extent effective, we recognize the changes in fair value in accumulated other comprehensive income (loss) until the hedged item is recognized in income. Any ineffectiveness in the hedge is recognized immediately in income in the line item that is consistent with the nature of the hedged risk. We formally document all relationships between hedging instruments and hedged items, as well as risk management objectives and strategies for undertaking various hedge transactions, at the inception of the transactions.
Revenue recognition
The Company adopted Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, and all related amendments in ASC 606 at the beginning of our 2020 fiscal year using the modified retrospective transition method. ASC 606 is comprised of a comprehensive revenue recognition standard, which requires the recognition of revenue when performance obligations to customers have been satisfied in amounts equal to the consideration to which the Company expects to be entitled.
For our customer contracts, we identify the performance obligations (products or services), determine the transaction price, allocate the contract transaction price to the performance obligations, and recognize the revenue when the performance obligation is fulfilled, which is when the product is shipped to or received by the customer, depending on the specific terms of the arrangement. Our revenues are recorded at a point in time. Revenue recognized from product sales is based primarily on purchase orders issued by customers which specify shipping terms and details of the transaction. The performance obligations in a given transaction are determined by the individual purchase orders with revenue recognized at the time that the performance obligations have been satisfied. The Company’s customers have an implicit and explicit right to return products that do not conform to the specifications generally agreed upon or detailed in the individual purchase orders. The Company evaluates the need for provisions related to product return allowances based on estimates and records such provisions as a reduction in revenue in the same period that revenue for the related transactions is recognized.
We offer rebate programs to certain customers. These programs are not significant, and the amounts paid to customers related to rebate programs are recorded as a reduction of the sales price and revenue recognized as a result of the transaction. The Company maintains liabilities for the rebate amounts that remain unremitted to customers as of each period end and are included in accrued expenses.
The Company routinely enters into consignment arrangements to purchase avocados from foreign suppliers in which we do not take legal title of the good prior to selling those goods to customers. The Company has evaluated its role in such transactions and has concluded that it has control of the products due to our ability to determine the sales price and our role as the primary obligor in the transactions with the end customer. As a result, the Company is deemed to act as the principle rather than the agent and recognizes and reports revenue on a gross basis for its consignment arrangements.
The Company elected the following practical expedients upon its adoption of ASC 606. The Company elected to account for shipping and handling activities that occur prior to the transfer of control of goods to the customer as fulfillment activities related to the promise to transfer goods rather than as a promised service. The Company elected to exclude amounts collected from customers for sales and other similar taxes from the transaction price.

MISSION PRODUCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The adoption of ASC 606 did not have an impact on our results as of and for the year ended October 31, 2020.
Stock-based compensation
The Company uses the fair value recognition method for accounting for stock-based compensation. Under the fair value recognition method, cost is measured at the grant date based on the fair value of the award and is recognized as expense on the straight-line basis over the requisite service period, which is generally the vesting period. When vesting is based on the occurrence of certain defined liquidity events, expense relative to such awards is measured based on the grant date fair value of the award and is recorded when the event occurs. Forfeitures are recognized in the period they occur.

The fair value of stock options is estimated as of the date of grant using the Black-Scholes option model, which requires various inputs, including volatility, risk-free interest rate, and the estimated life of the option term. See Note 9 for more information.

The fair value of restricted stock units (“RSUs”) is determined based on the market price of our common stock on the date of grant.
Advertising costs
Advertising costs are expensed when incurred and are included as a component of selling, general and administrative expense. Such costs were $0.4 million, $0.3 million, and $0.4 million for the years ended October 31, 2020, 2019 and 2018, respectively.
Employee benefits
Eligible employees of the Company may participate in a 401(k)-retirement plan, whereby the employees may elect to make contributions pursuant to a salary reduction agreement upon meeting age and length-of-service requirements. Employees can defer up to 60% of their compensation subject to fixed annual limits. The Company makes a 100% matching contribution on deferrals up to 3%, and 50% on deferrals over 3% up to 5%. Total contributions made by the Company for each of the years ended October 31, 2020, 2019 and 2018, were $0.7 million.
Income taxes
The Company uses the liability method to account for income taxes as prescribed by ASC 740. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. Deferred tax expense (benefit) is the result of changes in deferred tax assets and liabilities. Deferred income tax assets and liabilities are adjusted to recognize the effects of changes in tax laws or enacted tax rates in the period during which they are signed into law. The factors used to assess the Company’s ability to realize its deferred tax assets are the Company’s forecast of future taxable income and available tax planning strategies that could be implemented. Under ASC 740 a valuation allowance is required when it is more likely than not that all or some portion of the deferred tax assets will not be realized due to the inability to generate sufficient future taxable income of the correct character. Failure to achieve previous forecasted taxable income could affect the ultimate realization of deferred tax assets and could negatively impact the Company’s effective tax rate on future earnings.
We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement.
As a multinational corporation, we are subject to taxation in many jurisdictions, and the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in various taxing jurisdictions. If we ultimately determine that the payment of these liabilities will be unnecessary, the liability will be reversed, and we will recognize a tax benefit during the period in which it is determined the liability no longer applies. Conversely, we record additional tax charges in a period in which it is determined that a recorded tax liability is less than the ultimate assessment is expected to be.
The application of tax laws and regulations is subject to legal and factual interpretation, judgment and uncertainty. Tax laws and regulations themselves are subject to change as a result of changes in fiscal policy, changes in legislation, the evolution of regulations and court rulings. Therefore, the actual liability for U.S. or foreign taxes may be materially different from management’s estimates, which could result in the need to record additional tax liabilities or potentially reverse previously recorded tax liabilities.
Foreign currency translation and remeasurement
The Company’s foreign operations are subject to exchange rate fluctuations and foreign currency transaction costs. The functional currency for substantially all of our foreign subsidiaries is the United States dollar. When remeasuring from a local currency to the functional currency, monetary assets and liabilities are remeasured into U.S. dollars at exchange rates in effect at the balance sheet dates and non-monetary assets, liabilities and equity are remeasured at historical rates when remeasuring from a local currency to the functional currency. Sales and expenses are remeasured using weighted-average exchange rates for each period. Gains and losses resulting from foreign currency transactions are recognized in other (expense) income, net in the consolidated statements of comprehensive income.

MISSION PRODUCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Earnings per share
The Company computes earnings per share (“EPS”) in accordance with ASC 260, Earnings Per Share. ASC 260 requires companies with complex capital structures to present basic and diluted EPS. Basic EPS is measured as net income divided by the weighted average shares outstanding during the period.
Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of contracts to issue shares (e.g., equity awards) as if they had been converted at the beginning of the periods presented, or issuance date, if later. The computation of diluted EPS includes the estimated impact of the exercise of contracts to purchase common stock using the treasury stock method. Potential shares that have an anti-dilutive effect (i.e., those that increase earnings per share or decrease loss per share) are excluded from the calculation of diluted EPS.
Risk concentration
Accounts receivable from one single customer represented 11% and 15% of trade accounts receivables, net of allowance, as of October 31, 2020 and 2019, respectively.
Sales to our top 10 customers amounted to approximately 64%, 60%, and 57% of our net sales for the years ended October 31, 2020, 2019, and 2018, respectively. For the year ended October 31, 2020, two single customers represented 12% and 10% of net sales, respectively. For the year ended October 31, 2019, one single customer represented 15% of net sales. For the year ended October 31, 2018, two single customers each represented 12% and 11% of net sales, respectively. All of these customers were from our Marketing and Distribution segment.
Recently adopted accounting standards
In September 2018, the Financial Accounting Standards Board (“FASB”) issued ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40), Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract. This ASU requires implementation costs incurred by customers in cloud computing arrangements (i.e., hosting arrangements) to be capitalized under the same premises of authoritative guidance for internal-use software and deferred over the non-cancellable term of the cloud computing arrangements plus any option renewal periods that are reasonably certain to be exercised by the customer or for which the exercise is controlled by the service provider. The Company adopted the new standard early as permitted by the standard, during the fourth quarter of fiscal year 2020, on a prospective basis. As a result of the adoption, cloud hosting implementation costs will be capitalized in prepaid expenses and other current assets and other assets in the consolidated balance sheets and amortized over their expected life.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, and subsequent updates following, which is a comprehensive new recognition standard that supersedes previous existing revenue recognition guidance. The standard is intended to clarify the principles of recognizing revenue and create common revenue recognition guidance between GAAP and International Financial Reporting Standards. The new standard consists of a comprehensive model which requires the recognition of revenue when control of promised goods are transferred to customers in an amount that reflects the consideration to which the entity expects to be entitled. It also requires expanded disclosures surrounding revenue recognition. The standard (including clarification guidance issued) is effective for fiscal periods beginning after December 15, 2018. The Company adopted the new standard at the beginning of fiscal year 2020 using the modified retrospective transition method, under which the cumulative effect of initially applying the new guidance is recognized as an adjustment to the opening balance of retained earnings on the first day of our 2020 fiscal year. The adoption of the amendment did not have an impact on the Company’s financial condition, results of operations and cash flows.
Recently issued accounting standards
As a company with less than $1.07 billion of revenue during our last fiscal year, we qualify as an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act. This classification allows the Company to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. The Company has elected to use the adoption dates applicable to private companies. As a result, the Company’s financial statements may not be comparable to the financial statements of issuers who are required to comply with the effective date for new or revised accounting standards that are applicable to public companies.
In August 2020, the FASB issued ASU 2020-06, Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging- Contracts in Entity’s Own Equity (Subtopic 815-40), to reduce the complexity associated with applying GAAP principles for certain financial instruments with characteristics of liabilities and equity. The amendments in this ASU reduce the number of accounting models for convertible instruments and expand the existing disclosure requirements over EPS as it relates to convertible instruments. This ASU will be effective for our fiscal year beginning November 1, 2024 and interim periods therein. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. The amendments may be adopted through either a modified retrospective method, or a fully retrospective method. The Company is evaluating the impact of the adoption of this ASU on our financial condition, results of operations and cash flows.
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform, which provides optional expedients and exceptions for applying GAAP principles to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in this ASU apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate

MISSION PRODUCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
expected to be discontinued as a result of reference rate reform. The optional expedients in this ASU are available for adoption as of March 12, 2020 through December 31, 2022. The Company is evaluating the impact of the adoption of this ASU on our financial condition, results of operations and cash flows.
In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes, as part of its Simplification Initiative to reduce the cost and complexity in accounting for income taxes. ASU 2019-12 removes certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. ASU 2019-12 also amends other aspects of the guidance to help simplify and promote consistent application of GAAP. This ASU will be effective for us beginning November 1, 2022. The Company is continuing to assess the impact of the adoption of this ASU on our financial condition, results of operations and cash flows.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. This guidance requires financial assets measured at amortized cost basis to be presented at the net amount expected to be collected. It also requires credit losses on available-for-sale debt securities to be presented as an allowance, rather than reducing the carrying amount. The amendments should be applied on either a prospective transition or modified-retrospective approach depending on the subtopic. This ASU will be effective for us beginning November 1, 2023. Early adoption is permitted. The Company is evaluating the impact of the adoption of this ASU on our financial condition, results of operations and cash flows.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), and subsequent updates following, which requires a dual approach for lessee accounting under which a lessee would account for leases as finance leases or operating leases. Both finance leases and operating leases will result in the lessee recognizing a right-of use asset (“ROU”) and a corresponding lease liability. For finance leases, the lessee would recognize interest expense and amortization of the right-of-use asset, and for operating leases, the lessee would recognize a straight-line total lease expense. The guidance also requires qualitative and specific quantitative disclosures to supplement the amounts recorded in the financial statements so that users can understand more about the nature of an entity’s leasing activities, including significant judgments and changes in judgments. Topic 842 is effective for our fiscal year beginning November 1, 2022 and interim periods within our fiscal year beginning November 1, 2023. Though we are still evaluating the impact of the adoption of this ASU on our financial condition, results of operations and cash flows, we expect to report increased assets and liabilities as a result of recording right-of-use assets and lease liabilities.

3.     Details of Certain Account Balances
Inventory
Major classes of inventory were as follows:

	October 31,
(In millions)	2020	2019
Finished goods	$16.3	$24.1
Crop growing costs	11.9	9.2
Packaging and supplies	10.4	11.6
Inventory	$38.6	$44.9
Property, plant and equipment, net
Property, plant and equipment, net, consisted of the following:

	October 31,
(In millions)	2020	2019
Land	$131.0	$124.1
Orchard costs	50.2	44.7
Buildings and improvements	73.3	71.2
Plant and office equipment	150.7	137.1
Construction-in-progress	55.0	16.7
Property, plant and equipment	$460.2	$393.8
Accumulated depreciation	(81.1)	(63.5)
Property, plant and equipment, net	$379.1	$330.3
Property, plant and equipment, net, included various capital leases which totaled $5.7 million and $5.6 million, less accumulated depreciation of $0.6 million and $0.3 million as of October 31, 2020 and 2019, respectively.

MISSION PRODUCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Depreciation expense was $18.1 million, $16.5 million, and $9.4 million for the years ended October 31, 2020, 2019, and 2018, respectively, of which $0.3 million, $0.3 million, and less than $0.1 million was for depreciation on capital leases, respectively.
As of October 31, 2020, $2.1 million of property, plant and equipment, net was held for sale, and accordingly classified in prepaid and other current assets in the consolidated balance sheets. The assets were sold during November 2020 at a gain of $0.2 million.
Accrued expenses
Accrued expenses consisted of the following:

	October 31,
(In millions)	2020	2019
Employee compensation	$15.3	$14.4
Freight	4.4	3.6
Interest rate swaps	2.2	—
Construction-in-progress	1.8	—
Other	4.6	3.2
Accrued expenses	$28.3	$21.2
Other long-term liabilities
Other long-term liabilities consisted of the following:

	October 31,
(In millions)	2020	2019
Uncertain tax positions	$13.9	$12.7
Interest rate swaps	4.3	3.7
Employee compensation	1.8	0.5
Deferred rent	1.4	1.1
Other	2.9	3.6
Other long-term liabilities	$24.3	$21.6
Other (expense) income, net
Other (expense) income, net consisted of the following:

	Year Ended October 31,
(In millions)	2020	2019	2018
Unrealized losses on derivative financial instruments	$(2.8)	$(3.7)	$—
Realized losses on derivative financial instruments	(1.4)	—	—
Foreign currency gains and (losses)	1.3	(1.3)	1.5
Interest income	2.4	1.7	0.7
Debt extinguishment costs	—	—	(0.9)
Other	(.2)	(.3)	(0.4)
Other (expense) income, net	$(0.7)	$(3.6)	$0.9

4.     Acquisitions
Prior to September 20, 2018, the Company owned 50% of the outstanding capital stock of Grupo Arato and 30% of the outstanding capital stock of Moruga Inc. SAC (“Moruga”). The Company had historically accounted for these investments under the equity method of accounting.
Grupo Arato owns, farms, packs and sells avocados to the Company, with the Company marketing and distributing substantially all of the supply produced by Grupo Arato. Prior to September 20, 2018 the Company owned 50% of Grupo Arato, and the remaining 50% was owned by a third party (Shareholder B) who was a pre-existing shareholder of the Company.

MISSION PRODUCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Moruga is an entity that develops and operates blueberry orchards on land owned by Grupo Arato as well as land leased from third parties. The fruit is marketed for sale in domestic and foreign markets by a third-party. Moruga predominantly farms blueberries on land that cannot grow avocados due to the conditions of the land (i.e. the altitude and slope of the land) and allows the Company to utilize its hourly labor force during the time in which the harvests have been completed for the avocados. The blueberry operation is not a core business of the Company, and the Company does not plan on changing its strategy and further expanding into blueberries. Prior to September 20, 2018, the Company owned 30% of the capital stock of Moruga, Shareholder B owned 30% of the capital stock and another independent third party (Shareholder C) owned 40% of the capital stock.
On September 20, 2018, the Company concurrently acquired all of Shareholder B’s interests in Grupo Arato and Moruga. Because the Company increased its ownership interest in Grupo Arato to 100%, the acquisition of Grupo Arato was accounted for in accordance with ASC 805, Business Combinations, by using the acquisition method of accounting. The Company evaluated the accounting treatment of its post-acquisition 60% ownership interest in Moruga in accordance with ASC 810, Consolidation, and concluded that the investment should continue to be accounted for under the equity method of accounting because the Company does not have a controlling financial interest in Moruga.
The Company acquired the remaining outstanding capital stock of Grupo Arato to gain control of a significant volume of fruit at the source which the Company can then allocate to global markets and customers in a manner consistent with its financial and strategic objectives. The total consideration paid by the Company amounted to $163.1 million, which included $158.7 million to acquire the additional interests in Grupo Arato and Moruga, and $4.4 million to settle a pre-existing liability with Shareholder B. The consideration included cash consideration of $11.1 million, a short-term note payable to Shareholder B of $40 million, and the issuance of shares of common stock of the Company determined to have a fair value of $112 million. The short-term note payable was paid in full by October 31, 2018.
A valuation analysis was performed by management, with the assistance of a third-party valuation specialist, to determine the fair value of the equity instruments issued by the Company as consideration, the fair value of Grupo Arato, and the fair value of the 30% interest acquired in Moruga. These values were determined by using discounted cash flows under the income approach, with the resulting values supported by using a market approach. The fair value of the common stock issued by the Company as purchase consideration was determined to be $107.6 million, the fair value of the 50% interest acquired in Grupo Arato was determined to be $121.8 million, and the fair value of the 30% interest acquired in Moruga was determined to be $36.9 million. The acquisition of Grupo Arato represents a business combination in stages. Accordingly, the Company recognized a $62 million remeasurement gain on the step-up of its non-controlling pre-acquisition interest in Grupo Arato which has been included in remeasurement gain on acquisition of equity method investee in the consolidated statements of comprehensive income. The remeasurement gain was calculated by subtracting the carrying balance of our investment in Grupo Arato of $59.7 million from the estimated fair value of our 50% interest in Grupo Arato determined just prior to our acquisition of the remaining 50% interest which was estimated to be $121.7 million.
Determining fair values using the discounted cash flow method is based on significant inputs that are not observable in the market, which are defined as Level 3 inputs in accordance with ASC 820-10-35. Key assumptions used in determining the fair value of the common stock issued, the acquired interest in Grupo Arato, and the 30% acquired interest in Moruga using the discounted cash flows include the determination of the weighted average cost of capital used to discount the cash flows, assumptions around future revenue growth, profitability, and capital expenditures. The weighted average discount rate used to determine the fair value of the common stock issued, the 50% acquired interest in Grupo Arato and the 30% acquired interest in Moruga was 10%, 15% and 15%, respectively.
The following table summarizes the consideration paid for Grupo Arato and the amounts of the assets acquired and liabilities assumed recognized at the acquisition date:

(In millions, except for shares)	Consideration
Cash	$11.1
Short-term notes	40.0
Equity instruments (11,903,094 shares of the Company’s common stock)	112.0
Fair value of consideration issued	$163.1
Less: fair value of the consideration issued to settle liability to Shareholder B	(4.3)
Less: fair value of the consideration issued allocated to Moruga	(37.0)
Fair value consideration issued to acquire a 50% interest in Grupo Arato	$121.8
Fair value of Grupo Arato at 100%	$243.5
Recognized amounts of identifiable assets acquired and liabilities assumed
Current assets	$48.0
Property, plant and equipment	196.5
Goodwill	76.4
Other assets	6.1
Current liabilities	(29.8)
Long-term debt	(53.7)
Total identifiable assets	$243.5

MISSION PRODUCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The $76.4 million allocated to goodwill on our consolidated balance sheets represents the excess of the purchase price over the values of assets acquired and liabilities assumed and is attributable to improved coordination of the supply chain resulting from vertical integration. The goodwill is not tax deductible. We recognized $0.3 million of acquisition related costs in which have been included in selling, general and administrative expenses in the consolidated statements of comprehensive income. The unaudited, pro forma consolidated statements of comprehensive income as if Grupo Arato had been included in the consolidated results of the Company as of the beginning of the year ended October 31, 2018 would have resulted in revenues of $862.3 million and net income of $82.7 million for the year ended October 31, 2018. Included in the unaudited pro forma net income for the year ended October 31, 2018 is the remeasurement gain of $62 million, which has been reduced by income taxes of $13 million.

5.     Equity Method Investees
Henry Avocado
The Company owns a 49% interest in Henry Avocado Corporation (“Henry Avocado”), based in Escondido, California. Henry Avocado packs, distributes and sells fresh avocados in the domestic market from California growers and also imports packed Chilean and Mexican avocados. Henry Avocado also operates a farm management and orchard leasing business where it performs various farming functions on behalf of growers. There is a basis difference between the Company’s historical investment in Henry Avocado and the amount recorded in members’ capital by the investee of $4.0 million as of October 31, 2020 and 2019, comprised solely of goodwill.
Mr. Avocado
The Company owns a 33% interest in Shanghai Mr. Avocado Limited (“Mr. Avocado”), a Chinese joint venture enterprise, through its Mission Produce Asia Ltd. subsidiary. The primary business operations include the marketing, ripening and distribution of fresh avocados within China. The entity was established in April 2017 to begin distribution through a single cold-storage and distribution facility.
Moruga
The Company owns a 60% interest in Moruga. Moruga’s primary business activity is to develop and operate blueberry farms. The entity was established in August 2014 to begin small-scale plantings. Refer to Note 4 for additional information. There is a basis difference between the Company’s historical investment in Moruga and the amount of underlying equity in net assets of $10.3 million and $31.9 million as of October 31, 2020 and 2019, respectively. The basis difference is primarily comprised of goodwill.
During the second quarter of fiscal year 2020, industry-wide production information regarding the 2019-2020 blueberry harvest in Peru became available, indicating that there is greater competition and expansion by competitors than what we were previously expecting. We believe that the increase in supply due to expansion will result in a reduction in pricing over the long-term. As a result of this factor, among others, management lowered its long-term revenue and profitability forecasts of Moruga during the second quarter of 2020 and concluded that the reduction in the forecasted revenues was an indicator of impairment. As a result, management tested its investment in Moruga for impairment and concluded that the estimated fair value of the investment in Moruga was less than the carrying value of the investment. Due to the change in long-term pricing and revenue expectations, management concluded that the impairment is other-than-temporary.
The Company recorded an impairment charge of $21.2 million to reduce the carrying balance of the investment to its estimated fair value of $22.2 million during the second quarter of fiscal year 2020. The fair value of the investment is a Level 3 measurement in the fair value hierarchy and management estimated the fair value of the investment, with the assistance of a third-party valuation specialist, using a combination of the guideline publicly-traded companies (“GPC”) method under the market approach and the discounted cash flow (“DCF”) method under the income approach. We applied an equal weighting to the value conclusions resulting from the two employed approaches, because there was sufficient information available to estimate the fair value of the investment under both methods.
Under the GPC method, valuation multiples are calculated from the operating data and market metrics of the guideline publicly traded companies and the selected multiples are evaluated and adjusted based on the strengths and weaknesses of the entity relative to the comparable guideline publicly-traded companies. The most significant input used to estimate the fair value of the investment under the GPC method is the selected Business Enterprise Value (“BEV”) to EBITDA multiple. We utilized the derived BEV to EBITDA multiples of the guideline publicly traded companies to select a multiple of 10.5x for the first forecast year and 10.0x for the second forecast year. The median and mean BEV to EBITDA multiple of the comparable publicly traded entities that we evaluated was 12.3x and 12.8x, respectively.
Under the DCF method, the most significant inputs used to estimate the fair value of the investment are the cash flow projections, which are most sensitive to the revenue projections, and the weighted average cost of capital (or discount rate) which is used to discount and present value the projected cash flows. For our revenue projections, we assumed a compounded annual growth rate of 4.8% for the discrete forecast period from 2020 to 2030, prior to reaching the terminal period. The weighted average cost of capital was estimated using a capital asset pricing model and the discount rate used to present value the future cash flows was 9.0%.

MISSION PRODUCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Copaltas
The Company owns a 50% interest in Copaltas S.A.S. (“Copaltas”), a Colombian joint venture enterprise. The primary business operations include the development and operation of avocado farms within Colombia. The entity was established in December 2017.
Cabilfrut
The Company owned a 50% interest in Agricola y Comercial Cabilfrut S.A. (“Cabilfrut”), organized and incorporated in Chile with its primary operations located in Cabildo, Valparaiso Region, Chile. The primary business operations included the packing, marketing and distribution of fresh avocados and citrus. In April 2018, the Company finalized an agreement to sell its entire interest in Cabilfrut for $6.1 million in cash. The Company recognized a gain of $0.1 million that was included in equity method income in the consolidated statements of comprehensive income during the year ended October 31, 2018. Transaction costs were not material.
Grupo Arato
The Company acquired the remaining 50% interest in Grupo Arato on September 20, 2018, and ceased accounting for its investment under the equity method on this date. Refer to Note 4 for additional information regarding Grupo Arato.
Financial information for our equity method investees as of October 31 was as follows:

(In millions)	Henry Avocado	Mr. Avocado	Moruga	Copaltas
2020
Current assets	$35.3	$2.6	$19.9	$0.3
Long-term assets	17.9	0.6	20.1	10.9
Current liabilities	14.3	1.9	9.8	2.2
Long-term liabilities	10.6	—	7.6	—
Sales	254.1	11.7	28.7	0.2
Gross profit	22.8	1.9	7.7	—
Net income	4.4	(0.2)	3.8	0.1
2019
Current assets	$45.2	$2.6	$15.8	$0.7
Long-term assets	16.9	0.7	18.5	3.2
Current liabilities	24.4	1.7	8.2	0.8
Long-term liabilities	10.4	—	7.3	—
Sales	286.7	9.1	19.7	—
Gross profit	26.9	0.5	4.0	—
Net income (loss)	7.1	(1.3)	1.6	(0.1)

MISSION PRODUCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company’s investments in its equity method investees have been impacted by the following:

(In millions)	Henry Avocado	Mr. Avocado	Moruga		Copaltas	Cabilfrut	Grupo Arato	Total
Investment balance October 31, 2017	$14.1	$0.5	$3.9		$0.2	$6.0	$58.7	$83.4
Equity method income (losses)	2.3	(0.3)	2.0		(0.1)	0.1	8.4	12.4
Dividends received	(1.1)	—	—		—	—	(3.0)	(4.1)
Non-cash distributions	—	—	—		—	—	(4.4)	(4.4)
Investment contributions	—	—	—		0.3	—	—	0.3
Remeasurement gain	—	—	—		—	—	62.0	62.0
Acquisition of additional interests	—	—	36.9		—	—	(121.7)	(84.8)
Sale of investment	—	—	—		—	(6.1)	—	(6.1)
Investment balance October 31, 2018	$15.3	$0.2	$42.8		$0.4	$—	$—	$58.7
Equity method income (losses)	3.4	(0.4)	0.4	(1)	—	n/a	n/a	3.4
Dividends received	(1.3)	—	—		—	n/a	n/a	(1.3)
Investment contributions	—	0.7	—		1.2	n/a	n/a	1.9
Investment balance October 31, 2019	$17.4	$0.5	$43.2		$1.6	n/a	n/a	$62.7
Equity method income (losses)	2.2	(0.1)	1.9	(1)	—	n/a	n/a	4.0
Translation	—	—	—		(0.5)	n/a	n/a	(0.5)
Dividends received	(1.7)	—	—		—	n/a	n/a	(1.7)
Investment contributions	—	—	—		3.4	n/a	n/a	3.4
Impairment	—	—	(21.2)		—	n/a	n/a	(21.2)
Investment balance October 31, 2020	$17.9	$0.4	$23.9		$4.5	n/a	n/a	$46.7
(1)Included amortization of customer relationship intangible of $0.4 million and $0.6 million during the years ended October 31, 2020 and 2019, respectively. The customer relationship intangible was fully amortized as of October 31, 2020.

6.     Debt
Credit facilities
In October 2018 the Company entered into a $275 million syndicated credit facility with Bank of America (“BoA”) Merrill Lynch. The credit facility is comprised of two senior term loans totaling $175 million (Term A-1 and Term A-2) and a revolving credit agreement providing up to $100 million in borrowings. The loans are secured by real property, personal property and the capital stock of the Company’s subsidiaries. Borrowings under the credit facility bear interest at a spread over LIBOR ranging from 1.50% to 2.75% depending on the Company’s leverage ratio. The credit facility also includes a swing line facility and an accordion feature which allows the Company to increase the borrowings by up to $125 million, with bank approval. We pay fees on unused commitments on the credit facility that accrue at rates ranging from 0.18% to 0.3% depending upon the Company’s leverage ratio.
The credit facility requires the Company to comply with financial and other covenants, including limitations on investments, capital expenditures, dividend payments, amounts and types of liens and indebtedness, and material asset sales. The Company is also required to maintain certain leverage and fixed charge coverage ratios. As of October 31, 2020, the Company was in compliance with all covenants of the credit facility.
The Company capitalized debt issuance costs of $1.3 million and expensed $0.1 million of refinancing charges in connection with this credit facility during the year ended October 31, 2018. In addition, the Company paid $0.9 million of debt extinguishment costs on a former debt facility during the year ended October 31, 2018, which have been included in other (expense) income, net in the consolidated statements of

MISSION PRODUCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
comprehensive income. Debt issuance costs are reflected as a reduction of long-term debt and amortized using the effective interest method over the term of the underlying debt.
Long-term debt consisted of the following:

	October 31
(In millions)	2020	2019
Revolving line of credit. The interest rate is variable, based on LIBOR plus a spread that varies with the Company’s leverage ratio. As of October 31, 2020 and 2019, the interest rate was 1.90% and 3.54%, respectively. Interest is payable monthly and principal is due in full in October 2023.	$—	$—
Senior term loan (A-1). The interest rate is variable, based on LIBOR plus a spread that varies with the Company’s leverage ratio. As of October 31, 2020 and 2019, the interest rate was 1.90% and 3.54%, respectively. Interest is payable monthly, principal is payable quarterly and due in full in October 2023.	95.0	97.5
Senior term loan (A-2). The interest rate is variable, based on LIBOR plus a spread that varies with the Company’s leverage ratio. As of October 31, 2020 and 2019, the interest rate was 2.40% and 4.04% respectively. Interest is payable monthly, principal is payable quarterly and due in full in October 2025.	73.5	74.2
Notes payable to BoA. Payable in monthly installments including interest at a weight average rate of 4.52% and 4.33% as of October 31, 2020 and 2019, respectively. Principal is due September 2025.	6.2	9.2
Total long-term debt	174.7	180.9
Less debt issuance costs	(0.6)	(0.6)
Long-term debt, net of debt issuance costs	174.1	180.3
Less current portion of long-term debt	(7.4)	(6.3)
Long-term debt, net of current portion	$166.7	$174.0
As of October 31, 2020, future principal payments for our total debt were as follows:

Year Ending October 31,	(In millions)
2021	$7.5
2022	9.5
2023	84.5
2024	14.3
2025	58.9
Thereafter	—
$174.7
Interest rate swaps
During fiscal year 2019, the Company entered into four separate interest rate swaps with a total notional amount of $100 million to hedge changes in the variable interest rate on $100 million of principal value of the Company’s term loans. The Company has not designated the interest rate swaps as cash flow hedges, and as a result, changes in the fair value of the interest rate swaps have been recorded in other (expense) income, net in the consolidated statements of comprehensive income. Refer to Note 10 for more details.
Supplier financing arrangements
The Company participated in various financing arrangements for the purchase of equipment under extended payment terms and interest rates ranging between 4.5% and 10.0%. As of October 31, 2020, all principal balances under these arrangements had been repaid. As of October 31, 2019, outstanding principal balances on these arrangements were $2.7 million and were included in accounts payable and other long-term liabilities in the consolidated balance sheets.

7.     Commitments and Contingencies
Leases
We lease facilities, land, and equipment under operating leases, expiring at various dates through 2048. Certain of these leases have stipulated escalation provisions and require the payment of property taxes, insurance, maintenance and other costs. We also lease equipment under capital lease obligations, expiring at various dates through 2025. Capital lease obligations vary in amount and interest rates ranging from

MISSION PRODUCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
6.0% to 8.4%. Rent expense for operating leases for the years ended October 31, 2020, 2019, and 2018, was $5.2 million, $4.6 million, and $4 million, respectively, for facilities and $1.7 million, $1.5 million, and $1.6 million, respectively, for equipment.
As of October 31, 2020, future minimum lease payments under noncancelable agreements were as follows:

	(In millions)
Year Ending October 31,	Operating Leases	Capital Leases
2021	$5.5	$1.8
2022	4.7	1.6
2023	4.2	1.4
2024	3.6	1.2
2025	3.2	0.2
Thereafter	32.3	—
Minimum lease payments	$53.5	$6.2
Less interest		(1.7)
Present value of future lease payments		$4.5
Other commitments
As of October 31, 2020, the Company had outstanding commitments for the purchase of property, plant and equipment totaling $4.3 million.
In April 2020, we entered into an agreement with a general contractor to construct a new distribution facility in Laredo, Texas. This facility will support our distribution of Mexican sourced fruit into North American markets and will include border crossing, cold storage and value-added processing capabilities. The total estimated cost of the contract is $42 million, of which $25.2 million has been incurred as of October 31, 2020. The project is scheduled for completion in the third quarter of fiscal year 2021.
Litigation
The Company is involved from time to time in claims, proceedings, and litigation, including the following:
On April 23, 2020, former Mission Produce, Inc. employees filed a class action lawsuit in the Superior Court of the State of California for the County of Los Angeles against us alleging violation of certain wage and labor laws in California, including failure to pay all overtime wages, minimum wage violations, and meal and rest period violations, among others. Additionally, on June 10, 2020, former Mission Produce, Inc. employees filed a class action lawsuit in the Superior Court of the State of California for the County of Ventura against us alleging similar violations of certain wage and labor laws. The plaintiffs in both cases seek damages primarily consisting of class certification and payment of wages earned and owed, plus other consequential and special damages. We are currently seeking to consolidate the two cases and narrow the potential classes. We believe that we have not violated any wage or labor laws and are vigorously defending against the claims. At this time, it is too soon to determine the outcome of the litigation. As a result, the Company has not accrued for any loss contingencies related to these claims because the amount and range of loss, if any, cannot currently be reasonably estimated.
The outcomes of our legal proceedings and other contingencies are inherently unpredictable, subject to significant uncertainties, and if one or more legal matters were resolved against the Company in a reporting period for amounts above management’s expectations, the Company’s financial condition and operating results for that period could be materially adversely affected.

8.     Income Taxes
On December 22, 2017, the Tax Cuts and Jobs Act (“TCJ Act”) was signed into law. The TCJ Act significantly revised the U.S. corporate income tax by, among other things, lowering of the U.S. federal corporate income tax rate from 35% to 21%, imposing a mandatory one-time tax on accumulated earnings of foreign subsidiaries, eliminating certain deductions, and changing how foreign earnings are subject to U.S. tax. Due to the Company’s October 31 fiscal year-end, the lower U.S. federal corporate income tax rate was phased in, resulting in a 23.3% tax rate in fiscal year 2018 and 21% for subsequent fiscal years. In fiscal year 2018, the Company recognized a $6.5 million tax benefit for the remeasurement of the federal net deferred tax liabilities resulting from the permanent reduction in the U.S. federal corporate tax rate and a $3.7 million tax benefit related to the transition tax on the accumulated foreign earnings. The transition tax resulted in a tax benefit due to the recognition of foreign tax credits against outside basis differences of foreign equity method investments previously recorded as deferred tax liabilities.

MISSION PRODUCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (“CARES Act”) was signed into law. Among other things, the CARES Act permits NOL carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021. In addition, the CARES Act allows NOLs incurred in 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. The Company recorded a discrete benefit of $1.2 million due to the revaluation of deferred tax assets due to the utilization of NOLs at a higher tax rate in the carryback period. The CARES Act also contains modifications on the limitation of business interest for tax years beginning in 2019 and 2020. The modifications to Section 163(j) increase the allowable business interest deduction from 30% of adjusted taxable income to 50% of adjusted taxable income which did not have an impact to the company for fiscal year 2020.
The components of the provision for income taxes were as follows:

	Year Ended October 31,
(In millions)	2020	2019	2018
Current
Federal	$4.6	$11.8	$4.8
State	0.7	2.6	0.1
Foreign	10.7	9.3	5.0
Total current	16.0	23.7	9.9
Deferred
Federal	1.1	(0.6)	3.7
State	(0.2)	0.2	2.3
Foreign	(1.9)	1.0	0.3
Total deferred	(1.0)	0.6	6.3
Provision for income taxes	$15.0	$24.3	$16.2
U.S. and foreign components of income before income taxes were as follows:

	Year Ended October 31,
(In millions)	2020	2019	2018
U.S.	$31.0	$51.7	$73.2
Foreign	12.8	44.3	15.4
Income before income taxes	$43.8	$96.0	$88.6
A reconciliation of the provision for income taxes computed at the federal statutory tax rate to income taxes as reflected in the financial statements is as follows:

	Year Ended October 31,
	2020	2019	2018
Federal statutory rate	21.0%	21.0%	23.3%
State income taxes, net of federal tax benefit	2.0%	1.9%	2.1%
GILTI	5.6%	3.1%	—%
Non-deductible executive compensation	3.9%	—%	—%
Moruga impairment	10.1%	—%	—%
Withholding taxes	—%	—%	1.9%
Transition tax	—%	—%	6.0%
Foreign tax credits	(4.6)%	(2.4)%	(10.1)%
NOL carryback – CARES Act	(2.8)%	—%	—%
Income tax reform	—%	—%	(7.3)%
Unrecognized tax benefits increase	0.6%	1.5%	0.8%
Other, net	(1.6)%	0.2%	1.6%
Effective tax rate	34.2%	25.3%	18.3%

MISSION PRODUCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Deferred taxes are recognized for temporary differences between the basis of assets and liabilities for financial statement and income tax purposes. The significant components of deferred tax assets and liabilities were as follows:

	October 31,
(In millions)	2020	2019
Accrued expenses	$4.0	$2.9
Net operating loss carryforward	1.8	1.4
Inventory	0.8	0.8
Interest rate swaps	1.5	0.9
Allowances, reserves, and other	0.3	0.3
Total deferred tax assets	8.5	6.3
Less: valuation allowance	(1.1)	(1.4)
Total net deferred tax assets	$7.3	$4.9
Equity interest in unconsolidated subsidiaries	(14.7)	(15.1)
Property, plant and equipment	(14.4)	(12.5)
Repatriation of foreign earnings	(1.6)	(1.6)
Total deferred tax liabilities	(30.7)	(29.2)
Total net deferred tax assets/(liabilities)	$(23.3)	$(24.3)
As of October 31, 2020, the Company had foreign net operating loss carryforwards in Peru of $10.3 million which can be carried forward indefinitely.
The net change in the valuation allowance for deferred tax assets was $0.3 million and $(0.4) million for the years ended October 31, 2020 and 2019, respectively. The valuation allowance as of October 31, 2020 and October 31, 2019 primarily relates to deferred tax assets which would generate capital losses and can only be realizable upon the generation of future capital gains.
At October 31, 2020 the Company recorded a deferred tax liability for the withholding tax that will be due upon future distribution of approximately $28.1 million of foreign earnings from its international farming operations in Peru. The Company has determined all other accumulated foreign earnings of $96.1 million to be indefinitely reinvested, as it is our intent to permanently reinvest these funds outside of the United States and our current plans do not demonstrate a need to repatriate the cash to fund our U.S. operations.
The Company may recognize the tax benefit from an uncertain tax position claimed on a tax return only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement.
A reconciliation of the total amounts of unrecognized tax benefits (exclusive of interest and penalties) is as follows:

	October 31,
(In millions)	2020	2019
Unrecognized tax benefits beginning of year	$6.2	$6.0
Foreign currency remeasurement	(0.2)	0.2
Unrecognized tax benefits end of year	$6.0	$6.2
If recognized, the total amount of unrecognized tax benefits as of October 31, 2020 and 2019 would impact the effective tax rate. We do not anticipate any significant changes to unrecognized tax benefits by the end of fiscal year 2021.
The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. The Company recorded $(1.9) million, $1.4 million, and $0.7 million of interest and penalties in the years ended October 31, 2020, 2019, and 2018, respectively, in the consolidated statements of comprehensive income and had $6.8 million and $8.7 million for interest and penalties accrued as of October 31, 2020 and 2019, respectively, which have been included in other long-term liabilities in the consolidated balance sheets.
We conduct business both domestically and internationally and, as a result, one or more of our subsidiaries files income tax returns in U.S. federal, U.S. state and certain foreign jurisdictions. Accordingly, in the normal course of business, we are subject to examination by taxing authorities, primarily in the United States, Mexico and Peru. The Company is no longer subject to U.S. federal tax examinations for the fiscal years prior to and including October 31, 2015. The statute of limitations for the tax years ended October 31, 2016 and forward are still open as of October 31, 2020.

MISSION PRODUCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company’s wholly owned subsidiary in Mexico is currently under audit for the fiscal year 2013 and received certain proposed adjustments during fiscal year 2018 from the Mexican taxing authorities. During June 2018, the Company filed an administrative appeal challenging the 2013 tax assessment. The Company is currently waiting for the resolution of the appeal to be issued. The Company believes that is has adequately provided taxes for this matter.

On December 30, 2020, Peru enacted tax law repealing current tax law which provided benefits to agribusiness entities. The new law will subject us to higher Peruvian corporate income tax rates than our current rate of 15% as follows: 20% for calendar years 2023 to 2024, 25% for calendar years 2025 to 2027, and 29.5% thereafter.

9.     Shareholders' Equity
Stock-based compensation
During fiscal years 2020, 2019, and 2018, we maintained stock-based incentive plans (see below for more details). Stock-based compensation expense is recorded in selling, general and administrative expenses in the consolidated statements of comprehensive income. Total stock-based compensation expense under these plans and the total related recognized tax benefit were as follows:

	Year Ended October 31,
(In millions)	2020	2019	2018
Stock options	$4.8	$—	$—
RSUs	0.1	—	—
Total stock-based compensation expense under incentive plans, pretax	$4.9	$—	$—
Tax benefit	0.1	—	—
Unrecognized stock-based compensation expense as of October 31, 2020 was $6.0 million and is expected to be recognized over a weighted-average period of 3.5 years.
2003 Stock Incentive Plan
Our Board of Directors adopted the Mission Produce, Inc. 2003 Stock Incentive Plan in fiscal year 2004, and subsequently restated and amended the plan on July 9, 2019 (collectively, the “2003 Plan”). The 2003 Plan is a non-qualified stock option plan that allowed for the granting of a combined maximum of 10,200,000 stock option awards to key employees and directors, until the completion of our IPO in October 2020, at which time we adopted the 2020 Incentive Award Plan (“2020 Plan”), and shares of our common stock subject to awards granted under the 2003 Plan that were available for issuance were transferred to, and became available for issuance under the 2020 Plan in accordance with its terms.
2020 Incentive Award Plan
On October 1, 2020, our Board of Directors adopted the 2020 Plan, which provides for the grant of stock options, RSUs, and stock appreciation rights to directors, employees, consultants, and certain of our affiliates. The terms of awards may vary based on the grantee classification, or nature of the award, such as awards contingent upon discrete events, or awards related to continuing employment. A maximum of 85,000,000 shares of common stock may be issued under the 2020 Plan. As of October 31, 2020, 84,277,872 shares were available for issuance under the 2020 Plan. The Company’s board of directors has currently authorized and approved up to 9,880,190 shares to be issued under the 2020 Plan, of which 9,158,062 are currently available for issuance under the board approval.
Stock options
Stock options are generally granted with exercise prices no less than the fair market value at grant date and vest based on tenure of employment or other specific events and expire 10 years after the grant date. The fair value of stock options are estimated as of the date of grant using the Black-Scholes option valuation model with the following assumptions, as required by the model:
•Risk-free rate- the current interest rate on five to seven-year U.S. Treasury Bonds
•Volatility- the average of equity implied asset volatility of publicly-traded direct competitor companies
•Expected life- calculated as the average of the vesting term and original contractual term, known as “the simplified method”

MISSION PRODUCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended October 31,
	2020	2019
Risk-free interest rate	0.4%	1.7%
Volatility	30.0%	25.0%
Expected life (in years)	6.3	7.2
Dividend rate	—	—

CEO Award

On July 9, 2019 our Board of Directors approved a stock option grant to the Company’s Chief Executive Officer (“CEO”), Steve Barnard, covering 1,700,000 shares of our common stock (“CEO Award”). The CEO Award had a strike price of $9.41 per share, which the Board of Directors assumed to be the then current fair market value of the Company’s common stock on the grant date. The terms of the grant were such that the vesting of the stock option was contingent upon a successful initial public offering of the Company’s common stock. There were 471,308 shares available under the 2003 Plan as of the date the CEO Award was granted. We accounted for 471,308 shares of the CEO Award that are subject to share settlement as equity-classified awards and 1,228,692 shares as liability-classified awards. The liability-classified portion of the CEO Award represented that portion of the CEO Award that was in excess of the shareholder-approved share limit authorized under the 2003 Plan as of October 31, 2019 and thus were classified as liability awards. In the event the modified Plan was not approved by the shareholders, the liability-classified portion of the CEO Award would have been subject to cash settlement. The Company has not recognized any stock-based compensation expense prior to the modification of the CEO Award discussed below because the vesting of the award was dependent upon the occurrence of an initial public offering. At the date of grant, based on a subsequent valuation performed, the estimated fair market value of the CEO award was determined to be $9.1 million.

On October 29, 2019, our Board of Directors, with the consent of Mr. Barnard, modified the CEO Award to amend the vesting schedule. As a result of this amendment, 850,000 shares subject to the CEO Award were modified to vest at the earlier of (i) the seventh year anniversary of the grant date, (ii) immediately prior to the consummation of a change in control (as defined in the Plan) or, (iii) upon the closing of an IPO of our common stock, in each case, subject to Mr. Barnard’s continued service with the Company as of the applicable vesting date. Of these CEO Award shares, we accounted for 235,654 shares as equity-classified awards and 614,346 CEO Award shares (i.e., the allocable portion of those CEO Award shares that were in excess of the shareholder-approved share limit authorized under the original Plan as of October 31, 2019) as liability-classified awards. The remaining 850,000 CEO Award shares were modified to vest in five equal installments on the first five anniversaries of the grant date, subject to Mr. Barnard’s continued service with the Company as of the applicable vesting date. Of these shares, we accounted for 235,654 shares as equity-classified awards and 614,346 shares as liability-classified awards (i.e., the allocable portion of those CEO Award shares that were in excess of the shareholder-approved share limit authorized under the 2003 Plan as of October 31, 2019).

Prior to the October 2019 modification, the Company determined that it was not probable that the CEO awards would vest because of the contingent nature of the CEO Award. Upon modification of the vesting terms, during October 2019, the Company determined that it was probable that the CEO Award would vest. The Company determined the fair value of the CEO Award on the date of modification to be $11.3 million, to be recognized as stock-based compensation expense as service is provided.

During December 2019, management determined the fair value of our common stock with the support of a third-party valuation specialist as of the July 9, 2019 stock option grant date. As a result of this independent valuation, the Company determined the fair value of our common stock on the stock option grant date to be $13.74 per share. As a result, the Board of Directors, with the consent of Mr. Barnard, modified the CEO Awards to increase the strike price to $13.74 per share. As of the modification date, the fair value of liability-classified awards was $5.6 million.

On March 19, 2020, shareholders approved an amendment to the 2003 Plan that added an additional 2,550,000 shares available to be issued. Upon the approval of the amendment, the 1,228,692 awards previously accounted for as liability-classified awards were reclassified to shareholders’ equity and accounted for prospectively as equity awards because of the increase in shares available to be issued under the 2003 Plan. On the date of reclassification, management determined the fair value of our common stock, with the assistance of a third-party valuation specialist, to be $12.63 per share, resulting in an estimated fair value of $4.6 million for the reclassified awards. As of March 19, 2020, the Company had accrued $0.3 million in accrued expenses related to the liability-classified awards, which was reclassified to shareholders’ equity as of March 19, 2020.

MISSION PRODUCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Stock option activity for the CEO Award during the year ended October 31, 2020 was as follows:

	Number of options (in thousands)
	Subject to share settlement	Subject to cash settlement	Weighted- average exercise price	Weighted- average remaining life (in years)	Aggregate intrinsic value (in millions)
Outstanding at October 31, 2019	476	1,224	$9.41
Reclassification	1,224	(1,224)
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding at October 31, 2020	1,700	—	$13.74	8.7	$—
Vested and expected to vest at October 31, 2020	1,700	—	$13.74	8.7	$—
Exercisable at October 31, 2020	1,020	—	$13.74	8.7	$—

	Number of options (in thousands)	Weighted average grant-date fair value
Unvested at October 31, 2019	1,700	$5.35
Granted	—	—
Vested	(1,020)	5.35
Forfeited	—	—
Unvested at October 31, 2020	680	$5.35
Employees
Stock option activity for other employees during the year ended October 31, 2020 was as follows:

	Number of options (in thousands)	Weighted- average exercise price	Weighted- average remaining life (in years)	Aggregate intrinsic value (in millions)
Outstanding at October 31, 2019	51	$1.81
Granted(1)	664	12.00
Exercised	(17)	1.81
Forfeited	—	—
Outstanding at October 31, 2020	698	$11.62	9.6	$1.1
Vested and expected to vest at October 31, 2020	698	$11.62	9.6	$1.1
Exercisable at October 31, 2020	34	$1.81	2.4	$0.3
(1)To certain employees following the successful completion of our IPO. Options vest at 25% of the total award on each anniversary of the grant date.

	Number of options (in thousands)	Weighted average grant-date fair value
Unvested at October 31, 2019	—	$—
Granted	664	3.61
Vested	—	—
Forfeited	—	—
Unvested at October 31, 2020	664	$3.61
The weighted-average grant-date fair value of options granted during the years ended October 31, 2020 and 2019, was $3.61 and $5.35, respectively. No stock options were granted during the year ended October 31, 2018. The total grant-date fair value of stock options vested during the year ended October 31, 2020 was $5.5 million. No stock options vested during the years ended October 31, 2019 and 2018. The total intrinsic

MISSION PRODUCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
value of stock options exercised during the years ended October 31, 2020 and 2018, was $0.2 million and $0.4 million, respectively. No stock options were exercised during the year ended October 31, 2019.
RSUs

RSUs are service-based awards granted under the 2020 Plan to eligible employees and non-employees. RSUs are expected to be settled with shares of the Company’s common stock. Vesting and forfeiture conditions are specific to each grant as determined by the plan administrator. The fair of RSUs is determined based on the market price of our common stock on the date of grant.

Awarded RSU activity during the year ended October 31, 2020 was as follows:

	Units (in thousands)	Weighted average grant-date fair value per unit
Outstanding at October 31, 2019	—	$—
Granted(1)	58	12.00
Vested	—	—
Forfeited	—	—
Outstanding at October 31, 2020	58	$12.00
(1) To directors in connection with our IPO, with a cliff-vest date in March 2021. All RSUs granted were unvested as of October 31, 2020.
Promissory notes issued for exercising stock options
As of October 31, 2020 and 2019 notes receivable from shareholders were $0.1 million. These promissory notes had been issued by the Company to various employees (the “stock option notes”) to finance option exercises. The stock option notes provided recourse for the full amount of the outstanding principal and accrued interest and were secured by the Company’s security interest in the stock and all stock dividends, cash dividends, liquidating dividends, new securities and all other property, moneys and rights to which the employees might have become entitled on account thereof. Due to the fact that the stock option notes were recourse notes and the Company’s intent was to seek full recourse in the event of non-payment by the employee, the Company presented these notes as a separate component of shareholders’ equity.
Dividends
If we do not comply with certain covenants under our credit facility, our ability to pay dividends in the future could be limited.

10.     Fair Value Measurements
Financial liabilities measured and recorded at fair value on a recurring basis were presented in the consolidated balance sheets as follows:

	October 31, 2020				October 31, 2019
(In millions)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swaps	$6.5	$—	$6.5	$—	$3.7	$—	$3.7	$—
The fair value of interest rate swaps is determined using widely accepted valuation techniques, including discounted cash flow analysis, on the expected cash flows of each derivative. The analysis reflects the contractual terms of the swaps, including the period to maturity, and uses observable market-based inputs, including interest rate curves (“significant other observable inputs”). The fair value calculation also includes an amount for risk of non-performance using “significant unobservable inputs” such as estimates of current credit spreads to evaluate the likelihood of default. The Company has concluded, as of October 31, 2020 and 2019, that the fair value associated with the “significant unobservable inputs” relating to the Company’s risk of non-performance was insignificant to the overall fair value of the interest rate swap agreements and, as a result, the Company has determined that the relevant inputs for purposes of calculating the fair value of the interest rate swap agreements, in their entirety, were based upon “significant other observable inputs”. The liabilities associated with the interest rate swaps have been included in accrued expenses and other long-term liabilities in the consolidated balance sheets.

MISSION PRODUCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
11.    Earnings Per Share

	Year Ended October 31,
	2020	2019	2018
Numerator:
Net income available to shareholders (in millions)	$28.8	$71.7	$72.4
Denominator:
Weighted average shares of common stock outstanding, used in computing basic earnings per share	63,634,863	63,442,776	52,915,866
Effect of dilutive stock options	22,038	35,173	94,962
Effect of dilutive RSUs	3,117	—	—
Weighted average shares of common stock outstanding, used in computing diluted earnings per share	63,660,018	63,477,949	53,010,828
Earnings per share
Basic	$0.45	$1.13	$1.37
Diluted	$0.45	$1.13	$1.37
There were 1,289,589 and 1,700,000 weighted-average stock options that were excluded in the computation of diluted EPS because their effect would have been anti-dilutive as a result of applying the treasury stock method for the years ended s of October 31, 2020 and 2019, respectively. There were no anti-dilutive stock options for the year ended October 31, 2018.

12.     Related Party Transactions
Transactions with related parties included in the consolidated financial statements were as follows:

	Consolidated Balance Sheets			Consolidated Statements of Comprehensive Income
(In millions)	Accounts receivable	Loans to equity method investees	Accounts payable	Net sales	Cost of sales	Selling, general and administrative expenses	Other (expense) income, net
	October 31, 2020			Year Ended October 31, 2020
Equity method investees:
Henry Avocado	$—	$—	$—	$1.3	$—	$—	$—
Mr. Avocado	0.6	—	—	1.9	—	—	—
Moruga(1)	2.0	4.5	—	4.9	—	—	0.6
Other:
Directors/officers(2)	0.3	—	0.2	2.3	5.1	0.2	—
	October 31, 2019			Year Ended October 31, 2019
Equity method investees:
Henry Avocado	$—	$—	$—	$0.5	$3.3	$—	$—
Mr. Avocado	1.6	—	—	4.5	—	—	—
Moruga(1)	2.1	3.9	—	3.4	—	—	—
Other:
Directors/officers(2)	0.1	—	—	0.9	1.8	0.3	—
				Year Ended October 31, 2018
Equity method investees:
Henry Avocado				$6.4	$0.4	$—	$—
Mr. Avocado				5.6	—	—	—
Moruga				0.6	—	—	—
Grupo Arato(3)				—	70.6	—	—
Cabilfrut(4)				0.5	9.6	—	—
Other:
Directors/officers(2)				1.2	4.2	—	—
(1)The Company has provided loans to Moruga to support growth and expansion projects, bearing interest at 6.5%, due December 31, 2022.
(2)The Company purchases from and sells avocados to a small number of entities having full or partial ownership by some of our directors and officers. These transactions are made under substantially similar terms as with other growers and customers. One director provides consulting services to the Company. Under the consulting agreement, the member’s

MISSION PRODUCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
responsibilities are to consult and advise on current business operations, as well as to analyze opportunities for fresh avocado farming and packing facilities in South and Central America. Some directors and officers are also employees of the Company.
(3)The Company accounted for its ownership in Grupo Arato as an equity method investment until September 20, 2018, at which time the Company acquired the remaining outstanding shares of capital stock and accordingly consolidated financial results into the consolidated financial statements prospectively. Purchases presented were from the period during the fiscal year that Grupo Arato was an equity method investment.
(4)The Company held a 50% equity interest in Cabilfrut until April 2018. Figures presented were from the period during the fiscal year that Cabilfrut was an equity method investment.

13.     Segment Information
We have two operating segments which are also reporting segments. Our reporting segments are presented based on how information is used by our CEO, who is the chief operating decision maker, to measure performance and allocate resources. These reporting segments are Marketing and Distribution and International Farming. Our Marketing and Distribution reporting segment sources fruit from growers and then distributes the fruit through our global distribution network. Our International Farming segment owns and operates avocado orchards (principally located in Peru) and supplies our Marketing and Distribution business with a stable supply of avocados. Substantially all of the avocados produced by our International Farming segment are sold to our Marketing and Distribution segment. Our International Farming segment includes the operations of Grupo Arato, which was accounted for under the equity method of accounting until we consolidated the entity on September 20, 2018 (see Note 4).
The CEO evaluates and monitors segment performance primarily through segment sales and segment adjusted earnings before interest expense, income taxes and depreciation and amortization (“adjusted EBITDA”). Management believes that adjusted EBITDA by segment provides useful information for analyzing the underlying business results as well as allowing investors a means to evaluate the financial results of each reportable segment in relation to the Company as a whole. These measures are not in accordance with, nor are they a substitute for or superior to, the comparable GAAP financial measures.
Adjusted EBITDA refers to net income (loss), before interest expense, income taxes, depreciation and amortization expense, stock-based compensation expense, other income (expense), and income (loss) from equity method investees, further adjusted by any non-recurring or one-time items that are distortive to results (impairment of equity method investment, remeasurement gain on acquisition of equity method investee, and Grupo Arato’s pre-acquisition adjusted EBITDA).
Net sales from each of our reportable segments were as follows:

	Year Ended October 31,
	2020			2019			2018
(In millions)	Marketing & Distribution	International Farming	Total	Marketing & Distribution	International Farming	Total	Marketing & Distribution	International Farming	Total
Third party sales	$846.9	$15.4	$862.3	$873.7	$9.6	$883.3	$858.5	$1.4	$859.9
Affiliated sales	—	66.4	66.4	—	80.7	80.7	—	—	—
Equity method sales(1)	—	—	—	—	—	—	—	36.5	36.5
Total segment sales	$846.9	$81.8	$928.7	$873.7	$90.3	$964.0	$858.5	$37.9	$896.4
Intercompany eliminations	—	(66.4)	(66.4)	—	(80.7)	(80.7)	—	—	—
Equity method eliminations(1)	—	—	—	—	—	—	—	(36.5)	(36.5)
Total net sales	$846.9	$15.4	$862.3	$873.7	$9.6	$883.3	$858.5	$1.4	$859.9
(1)Our 50% proportionate share of Grupo Arato’s sales from November 1, 2017 through September 20, 2018 when Grupo Arato was accounted for as an equity method investment.

MISSION PRODUCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Adjusted EBITDA for each of our reporting segments was as follows:

	Year Ended October 31,
(In millions)	2020	2019	2018
Marketing & Distribution adjusted EBITDA	$68.2	$88.0	$28.3
International Farming adjusted EBITDA(1)	23.3	35.0	14.8
Total reportable segment adjusted EBITDA	$91.5	$123.0	$43.1
Net income	28.8	71.7	72.4
Interest expense	6.7	10.3	5.4
Provision for income taxes	15.0	24.3	16.2
Depreciation and amortization	18.1	16.5	9.4
Equity method income	(4.0)	(3.4)	(12.4)
Impairment on equity method investment	21.2	—	—
Remeasurement gain on acquisition of equity method investee	—	—	(62.0)
Other expense (income), net	.7	3.6	(.9)
Stock-based compensation	5.0	—	—
	$91.5	$123.0	$28.1
Pre-acquisition International Farming adjusted EBITDA(2)	—	—	15.0
Total adjusted EBITDA	$91.5	$123.0	$43.1
(1)Included 50% of our proportionate share of Grupo Arato’s adjusted EBITDA from November 1, 2017 through September 20, 2018 when Grupo Arato was accounted for as an equity method investment, and 100% of Grupo Arato’s adjusted EBITDA thereafter when we acquired the remaining 50% ownership on September 21, 2018.
(2)Represents our 50% proportionate share of Grupo Arato’s adjusted EBITDA from November 1, 2017 through September 20, 2018 when Grupo Arato was accounted for as an equity method investment.
Net sales to customers outside the U.S. were $202.8 million, $194.2 million, and $209.1 million, for fiscal years ended October 31, 2020, 2019, and 2018, respectively.
Our goodwill balance of $76.4 million as of October 31, 2020 and 2019 was wholly attributed to the International Farming segment.
Property, plant and equipment, net attributed to geographic areas was as follows:

	October 31,
(In millions)	2020	2019
North America	$143.3	$115.6
South America	234.9	213.7
Europe	0.9	1.0
Property, plant and equipment, net	$379.1	$330.3

MISSION PRODUCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
14.     Unaudited Quarterly Financial Information

	Quarter Ended
(In millions, except per share amounts)	January 31, 2020	April 30, 2020		July 31, 2020	October 31, 2020
Net sales	$197.5	$221.6		$236.4	$206.8
Gross profit	19.4	21.5		44.2	39.5
Net income (loss)	1.4	(14.8)	(1)	23.4	18.8
Net income (loss) per share:
Basic	$0.02	$(0.23)		$0.37	$0.29
Diluted	$0.02	$(0.23)		$0.37	$0.29
	January 31, 2019	April 30, 2019		July 31, 2019	October 31, 2019
Net sales	$163.5	$204.5		$283.6	$231.7
Gross profit	35.2	27.2		49.6	42.7
Net income	13.3	9.9		24.6	23.9
Net income per share:
Basic	$0.21	$0.16		$0.39	$0.38
Diluted	$0.21	$0.16		$0.39	$0.38
(1)In the second quarter of fiscal year 2020, we recognized a $21.2 million pre-tax impairment charge on our equity method investee Moruga. Refer to Note 5 for more information.