Form 10-Q
period 2021-01-31
Mission Produce, Inc.
filed 2021-03-11
CIK 1802974

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________
FORM 10-Q
_____________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 001-39561
_____________

MISSION PRODUCE, INC.
(Exact name of Registrant as specified in its charter)
_____________

Delaware
(State or Other Jurisdiction of
Incorporation or Organization)
2710 Camino Del Sol
Oxnard, California
(Address of Principal Executive Offices)
95-3847744
(I.R.S. Employer
Identification No.)
93030
(Zip Code)

Registrant’s Telephone Number, Including Area Code: (805) 981-3650
_____________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	AVO	NASDAQ Global Select Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☐    No  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒
As of March 8, 2021, the registrant had 70,550,922 shares of common stock at $0.001 par value outstanding.

MISSION PRODUCE, INC.
TABLE OF CONTENTS

FORM 10-Q
FISCAL FIRST QUARTER 2021

FORWARD LOOKING STATEMENTS
This quarterly report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may”, “will”, “should”, “expects”, “plans”, “anticipates”, “could”, “intends”, “target”, “projects”, “contemplates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. We believe that these factors include, but are not limited to, the following:
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
This quarterly report also includes trademarks, tradenames and service marks that are the property of other organizations. Solely for convenience, trademarks and tradenames referred to in this quarterly report appear without the ® and ™ symbols, but those references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights, or that the applicable owner will not assert its rights, to these trademarks and tradenames.
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

PART I- FINANCIAL INFORMATION
Item 1.         Financial Statements
MISSION PRODUCE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In millions, except for shares)	January 31, 2021	October 31, 2020
Assets
Current Assets:
Cash and cash equivalents	$91.1	$124.0
Restricted cash	1.6	1.4
Accounts receivable
Trade, net of allowances of $0.3 and $0.3 respectively	70.2	57.5
Grower and fruit advances	1.3	1.5
Miscellaneous receivables	11.5	13.4
Inventory	48.0	38.6
Prepaid expenses and other current assets	7.5	8.8
Income taxes receivable	1.7	2.9
Total current assets	232.9	248.1
Property, plant and equipment, net	402.9	379.1
Equity method investees	49.6	46.7
Loans to equity method investees	4.5	4.5
Deferred income taxes	7.1	4.4
Goodwill	76.4	76.4
Other assets	18.6	18.1
Total assets	$792.0	$777.3

Liabilities and Shareholders' Equity
Liabilities:
Accounts payable	$24.0	$20.5
Accrued expenses	32.1	28.3
Income taxes payable	1.4	1.7
Grower payables	18.6	18.8
Long-term debt—current portion	7.6	7.4
Capital leases—current portion	1.2	1.2
Total current liabilities	84.9	77.9
Long-term debt, net of current portion	164.4	166.7
Capital leases, net of current portion	3.0	3.3
Income taxes payable	3.8	3.8
Deferred income taxes	35.3	27.8
Other long-term liabilities	23.5	24.3
Total liabilities	314.9	303.8
Commitments and contingencies (Note 5)
Shareholders' Equity
Common stock ($0.001 par value, 1,000,000,000 shares authorized; 70,550,922 shares issued and outstanding as of January 31, 2021 and October 31, 2020)	0.1	0.1
Additional paid-in capital	223.6	222.8
Notes receivable from shareholders	—	(0.1)
Accumulated other comprehensive income (loss)	—	(0.5)
Retained earnings	253.4	251.2
Total shareholders' equity	477.1	473.5
Total liabilities and shareholders' equity	$792.0	$777.3
See accompanying notes to unaudited condensed consolidated financial statements.

MISSION PRODUCE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended January 31,
(In millions, except for per share amounts)	2021	2020
Net sales	$173.2	$197.5
Cost of sales	150.5	178.1
Gross profit	22.7	19.4
Selling, general and administrative expenses	14.6	14.8
Operating income	8.1	4.6
Interest expense	(0.9)	(2.1)
Equity method income	2.3	—
Other expense	—	(0.4)
Income before income taxes	9.5	2.1
Provision for income taxes	7.3	0.7
Net income	$2.2	$1.4

Net income per share:
Basic	$0.03	$0.02
Diluted	$0.03	$0.02

Other comprehensive income, net of tax
Foreign currency translation adjustments	0.5	—
Comprehensive income	$2.7	$1.4
See accompanying notes to unaudited condensed consolidated financial statements.

MISSION PRODUCE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

(In millions, except for	Common stock		Additional paid-in capital	Notes receivable from shareholders	Accumulated other comprehensive income (loss)	Retained earnings	Total shareholders' equity
shares and per share data)	Shares	Amount
Balance at October 31, 2019	63,386,251	$0.1	$139.7	$(0.1)	$—	$239.3	$379.0
Dividends declared ($0.12 per share)	—	—	—	—	—	(7.5)	(7.5)
Stock-based compensation	—	—	0.1	—	—	—	0.1
Exercise of stock options	17,000	—	—	—	—	—	—
Net income		—	—	—	—	1.4	1.4
Balance at January 31, 2020	63,403,251	$0.1	$139.8	$(0.1)	$—	$233.2	$373.0

Balance at October 31, 2020	70,550,922	$0.1	$222.8	$(0.1)	$(0.5)	$251.2	$473.5
Stock-based compensation	—	—	0.8	—	—	—	0.8
Repayment of stock option notes receivable	—	—	—	0.1	—	—	0.1
Net income		—	—	—	—	2.2	2.2
Other comprehensive income	—	—	—	—	0.5	—	0.5
Balance at January 31, 2021	70,550,922	$0.1	$223.6	$—	$—	$253.4	$477.1
See accompanying notes to unaudited condensed consolidated financial statements.

MISSION PRODUCE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)

	Three Months Ended January 31,
(In millions)	2021	2020
Operating Activities
Net income	$2.2	$1.4
Adjustments to reconcile net income to net cash used in operating activities
Depreciation and amortization	3.6	3.4
Amortization of debt issuance costs	0.1	0.1
Equity method income	(2.3)	—
Stock-based compensation	0.8	0.4
Dividends received from equity method investees	—	1.7
Gain on sale of equipment	(0.2)	—
Deferred income taxes	4.9	(0.3)
Unrealized losses on derivative financial instruments	—	0.3
Effect on cash of changes in operating assets and liabilities:
Trade accounts receivable	(12.6)	(9.3)
Grower fruit advances	0.2	1.0
Miscellaneous receivables	3.5	(0.1)
Inventory	(10.2)	(3.2)
Prepaid expenses and other current assets	(0.9)	0.2
Income taxes receivable	1.2	(0.9)
Other assets	(3.7)	—
Accounts payable and accrued expenses	4.8	(1.1)
Income taxes payable	(0.4)	(0.8)
Grower payables	(0.2)	(5.9)
Other long-term liabilities	(0.5)	0.6
Net cash used in operating activities	$(9.7)	$(12.5)
Investing Activities
Purchases of property and equipment	(22.4)	(8.9)
Proceeds from sale of property, plant and equipment	2.2	—
Investment in equity method investees	(0.2)	(1.9)
Proceeds from notes receivable	—	—
Supplier deposits, net	0.1	0.1
Investments, net	(0.3)	(0.2)
Net cash used in investing activities	$(20.6)	$(10.9)
Financing Activities
Principal payments on long-term debt obligations	(2.2)	(1.6)
Principal payments on capital lease obligations	(0.3)	(0.2)
Dividends paid	—	(7.5)
Repayment of stock option notes receivable	—	0.1
Debt issuance costs	—	(0.1)
Net cash used in financing activities	$(2.5)	$(9.3)
Effect of exchange rate changes on cash	0.1	0.1
Net decrease in cash, cash equivalents and restricted cash	(32.7)	(32.6)
Cash, cash equivalents and restricted cash, beginning of period	127.0	65.6
Cash, cash equivalents and restricted cash, end of period	$94.3	$33.0

Summary of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets:
Cash and cash equivalents	$91.1	$30.7
Restricted cash	1.6	2.3
Restricted cash included in other assets	1.6	—
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statements of cash flows	$94.3	$33.0
See accompanying notes to unaudited condensed consolidated financial statements.

MISSION PRODUCE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1.     General
Business
Mission Produce, Inc. together with its consolidated subsidiaries (“Mission,” “the Company,” “we,” “us” or “our”), is a global leader in the avocado industry. The Company’s expertise lies in the farming, packaging, marketing and distribution of avocados to food retailers, distributors and produce wholesalers worldwide. The Company procures avocados principally from California, Mexico and Peru. Through our various operating facilities, we grow, sort, pack, bag and ripen avocados for distribution to domestic and international markets. We distribute our products both domestically and internationally and report our results of operations in two operating segments: Marketing & Distribution and International Farming (see Note 10).
Basis of presentation and consolidation
The unaudited interim condensed consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and include the Company’s consolidated domestic and international subsidiaries. Certain information and disclosures normally included in annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. Accordingly, these unaudited interim condensed consolidated financial statements and accompanying footnotes should be read in conjunction with the Company’s Annual Report for the year ended October 31, 2020. In the opinion of management, all adjustments, of a normal recurring nature, considered necessary for a fair statement have been included in the unaudited condensed consolidated financial statements. Interim results of operations are not necessarily indicative of future results.
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
In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging- Contracts in Entity’s Own Equity (Subtopic 815-40), to reduce the complexity associated with applying GAAP principles for certain financial instruments with characteristics of liabilities and equity. The amendments in this ASU reduce the number of accounting models for convertible instruments and expand the existing disclosure requirements over earnings per share (“EPS”) as it relates to convertible instruments. This ASU will be effective for our fiscal year beginning November 1, 2024 and interim periods therein. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. The amendments may be adopted through either a modified retrospective method, or a fully retrospective method. The Company is evaluating the impact of the adoption of this ASU on our financial condition, results of operations and cash flows.
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform, and a subsequent update following, which provides optional expedients and exceptions for applying GAAP principles to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in this ASU apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued as a result of reference rate reform. The optional expedients in this ASU are available for adoption as of March 12, 2020 through December 31, 2022. The Company is evaluating the impact of the adoption of this ASU on our financial condition, results of operations and cash flows.
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

MISSION PRODUCE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
2.     Inventory
Major classes of inventory were as follows:

(In millions)	January 31, 2021	October 31, 2020
Finished goods	$19.3	$16.3
Crop growing costs	17.9	11.9
Packaging and supplies	10.8	10.4
Inventory	$48.0	$38.6

3.    Details of Certain Account Balances
Accrued expenses
Accrued expenses consisted of the following:

(In millions)	January 31, 2021	October 31, 2020
Employee-related	$10.7	$15.3
Freight	7.4	4.4
Construction-in-progress	5.5	1.8
Interest rate swaps	2.2	2.2
Other	6.3	4.6
Accrued expenses	$32.1	$28.3
Other expense
Other expense consisted of the following:

	Three Months Ended January 31,
(In millions)	2021	2020
Losses on derivative financial instruments	$—	$0.3
Foreign currency loss	0.6	0.8
Interest income	(0.2)	(0.4)
Other	(0.4)	(0.3)
Other expense	$—	$0.4

MISSION PRODUCE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
4.     Debt
Credit facility
Long-term debt under our credit facility with Bank of America (“BoA”) Merrill Lynch consisted of the following:

(In millions)	January 31, 2021	October 31, 2020
Revolving line of credit. The interest rate is variable, based on LIBOR plus a spread that varies with the Company’s leverage ratio. As of January 31, 2021 and October 31, 2020, the interest rate was 1.87% and 1.90%, respectively. Interest is payable monthly and principal is due in full in October 2023.	$—	$—
Senior term loan (A-1). The interest rate is variable, based on LIBOR plus a spread that varies with the Company’s leverage ratio. As of January 31, 2021 and October 31, 2020, the interest rate was 1.87% and 1.90%, respectively. Interest is payable monthly, principal is payable quarterly and due in full in October 2023.	93.8	95.0
Senior term loan (A-2). The interest rate is variable, based on LIBOR plus a spread that varies with the Company’s leverage ratio. As of January 31, 2021 and October 31, 2020, the interest rate was 2.37% and 2.40% respectively. Interest is payable monthly, principal is payable quarterly and due in full in October 2025.	73.3	73.5
Notes payable to BoA. Payable in monthly installments including interest at a weight average rate of 4.60% and 4.52% as of January 31, 2021 and October 31, 2020, respectively. Principal is due September 2025.	5.4	6.2
Total long-term debt	172.5	174.7
Less debt issuance costs	(0.5)	(0.6)
Long-term debt, net of debt issuance costs	172.0	174.1
Less current portion of long-term debt	(7.6)	(7.4)
Long-term debt, net of current portion	$164.4	$166.7
The credit facility requires the Company to comply with financial and other covenants, including limitations on investments, capital expenditures, dividend payments, amounts and types of liens and indebtedness, and material asset sales. The Company is also required to maintain certain leverage and fixed charge coverage ratios. As of January 31, 2021, the Company was in compliance with all covenants of the credit facility.
Interest rate swaps
The Company has four separate interest rate swaps with a total notional amount of $100 million to hedge changes in the variable interest rate on $100 million of principal value of the Company’s term loans. The Company has not designated the interest rate swaps as cash flow hedges, and as a result, changes in the fair value of the interest rate swaps have been recorded in other expense in the condensed consolidated statements of comprehensive income and changes in the liability are presented in net cash used in operating activities in the condensed consolidated statements of cash flow. Refer to Note 7 for more details.

5.      Commitments and Contingencies
Other commitments
In April 2020, we entered into an agreement with a general contractor to construct a new distribution facility in Laredo, Texas. This facility will support our distribution of Mexican sourced fruit into North American markets and will include border crossing, cold storage and value-added processing capabilities. The total estimated cost of the contract is $43.2 million, of which $38.9 million has been incurred as of January 31, 2021. As of January 31, 2021, $0.2 million of interest expense has been capitalized into property, plant and equipment in the condensed consolidated balance sheets. The project is scheduled for completion in the third quarter of fiscal year 2021.
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

MISSION PRODUCE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The outcomes of our legal proceedings and other contingencies are inherently unpredictable, subject to significant uncertainties, and if one or more legal matters were resolved against the Company in a reporting period for amounts above management’s expectations, the Company’s financial condition and operating results for that period could be materially adversely affected.
6.     Income Taxes
The income tax expense recorded for the three months ended January 31, 2021 and 2020 differs from the income taxes expected at the U.S. federal statutory tax rate of 21.0%, primarily due to income attributable to foreign jurisdictions which is taxed at different rates, changes in foreign exchange rates taxable in foreign jurisdictions, state taxes, nondeductible tax items, and changes in uncertain tax positions (“UTP”). In addition, during the three months ended January 31, 2021, the Company recorded a discrete tax expense of $5.1 million related to the remeasurement of our deferred tax liabilities in Peru due to the enactment of tax rate changes for future years.
As of January 31, 2021, the Company had $14.9 million in UTP accrued, of which $7.4 million relates to interest and penalties, inclusive of inflationary adjustments. The period for assessing interest and penalties has expired. However, the Company continues to record certain statutory adjustments related to inflation. In the three months ended January 31, 2021, the Company recognized $0.3 million as income tax expense related to inflationary and other adjustments. The remaining increase of $0.7 million in the UTP was related to changes in foreign exchange rates during the period which has been included in other expense in the condensed consolidated statements of comprehensive income.

On December 30, 2020, Peru enacted tax law effective January 1, 2021 repealing tax law which provided benefits to agribusiness entities. The new law will subject the Company to higher Peruvian tax rates than current rate of 15% as follows: 20% for calendar years 2023 to 2024, 25% for calendar years 2025 to 2027, and 29.5% thereafter. The Company recorded a $5.1 million deferred tax expense during the period ended January 31, 2021 to remeasure the deferred taxes at the tax rate the balances are expected to reverse.
7.     Fair Value Measurements
Financial liabilities measured and recorded at fair value on a recurring basis included in the condensed consolidated balance sheets were as follows:

	January 31, 2021				October 31, 2020
(In millions)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap liability	$5.9	$—	$5.9	$—	$6.5	$—	$6.5	$—
The fair value of interest rate swaps is determined using widely accepted valuation techniques, including discounted cash flow analysis, on the expected cash flows of each derivative. The analysis reflects the contractual terms of the swaps, including the period to maturity, and uses observable market-based inputs, including interest rate curves (“significant other observable inputs”). The fair value calculation also includes an amount for risk of non-performance using “significant unobservable inputs” such as estimates of current credit spreads to evaluate the likelihood of default. The Company has concluded, as of January 31, 2021 and October 31, 2020, that the fair value associated with the “significant unobservable inputs” relating to the Company’s risk of non-performance was insignificant to the overall fair value of the interest rate swap agreements and, as a result, the Company has determined that the relevant inputs for purposes of calculating the fair value of the interest rate swap agreements, in their entirety, were based upon “significant other observable inputs”. The liabilities associated with the interest rate swaps have been included in accrued expenses and other long-term liabilities in the condensed consolidated balance sheets and gains and losses for the interest rate swaps have been included in other expense in the condensed consolidated statements of comprehensive income.

MISSION PRODUCE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
8.    Earnings Per Share

	Three Months Ended January 31,
	2021	2020
Numerator:
Net income available to shareholders (in millions)	$2.2	$1.4
Denominator:
Weighted average shares of common stock outstanding, used in computing basic earnings per share	70,550,922	63,401,211
Effect of dilutive stock options	22,328	24,038
Effect of dilutive RSUs	32,321	—
Weighted average shares of common stock outstanding, used in computing diluted earnings per share	70,605,571	63,425,249
Earnings per share
Basic	$0.03	$0.02
Diluted	$0.03	$0.02
There were 2,329,152 and 1,700,000 weighted-average stock options that were excluded in the computation of diluted EPS because their effect would have been anti-dilutive as a result of applying the treasury stock method for the three months ended January 31, 2021 and 2020, respectively.

9.     Related Party Transactions
Transactions with related parties included in the condensed consolidated financial statements were as follows:

	Condensed Consolidated Balance Sheets			Condensed Consolidated Statements of Comprehensive Income
(In millions)	Accounts receivable	Loans to equity method investees	Accounts payable	Net sales	Cost of sales	Selling, general and administrative expenses
	January 31, 2021			Three Months Ended January 31, 2021
Equity method investees:
Mr. Avocado	$1.1	$—	$—	$1.1	$—	$—
Moruga(1)	1.0	4.5	—	2.5	—	—
Other:
Directors/officers(2)	0.5	—	—	0.6	—	—
Employees(3)	—	—	—	—	3.0	—
	October 31, 2020			Three Months Ended January 31, 2020
Equity method investees:
Mr. Avocado	$0.6	$—	$—	$0.7	$—	$—
Moruga(1)	2.0	4.5	—	2.0	—	—
Other:
Directors/officers(2)	0.3	—	0.2	0.4	0.2	0.1
(1)The Company has provided loans to Moruga to support growth and expansion projects, bearing interest at 6.5%, due December 31, 2022.
(2)The Company purchases from and sells avocados to a small number of entities having full or partial ownership by some of our directors and officers. These transactions are made under substantially similar terms as with other growers and customers. One director provides consulting services to the Company. Under the consulting agreement, the member’s responsibilities are to consult and advise on current business operations, as well as to analyze opportunities for fresh avocado farming and packing facilities in South and Central America. Some directors and officers are also employees of the Company.
(3)The Company utilizes a transportation vendor in Mexico owned by key management employees under similar terms as other transportation vendors.

MISSION PRODUCE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
10.     Segment Information
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
Adjusted EBITDA refers to net income (loss), before interest expense, income taxes, depreciation and amortization expense, stock-based compensation expense, other income (expense), and income (loss) from equity method investees, further adjusted by any non-recurring or one-time items that are distortive to results.
Net sales from each of our reportable segments were as follows:

	Three Months Ended January 31,
	2021			2020
(In millions)	Marketing & Distribution	International Farming	Total	Marketing & Distribution	International Farming	Total
Third party sales	$169.6	$3.6	$173.2	$194.5	$3.0	$197.5
Affiliated sales	—	0.2	0.2	—	—	—
Total segment sales	169.6	3.8	173.4	194.5	3.0	197.5
Intercompany eliminations	—	(0.2)	(0.2)	—	—	—
Total net sales	$169.6	$3.6	$173.2	$194.5	$3.0	$197.5
Adjusted EBITDA for each of our reporting segments was as follows:

	Three Months Ended January 31,
(In millions)	2021	2020
Marketing & Distribution adjusted EBITDA	$13.7	$10.2
International Farming adjusted EBITDA	(1.2)	(1.8)
Total reportable segment adjusted EBITDA	12.5	8.4
Net income	2.2	1.4
Interest expense	0.9	2.1
Provision for income taxes	7.3	0.7
Depreciation and amortization	3.6	3.4
Equity method income	(2.3)	—
Other expense	—	0.4
Stock-based compensation	0.8	0.4
Total adjusted EBITDA	$12.5	$8.4
Net sales to customers outside the U.S. were $47.2 million and $40.8 million, for the three months ended January 31, 2021 and 2020, respectively.
Our goodwill balance of $76.4 million as of January 31, 2021 and 2020 was wholly attributed to the International Farming segment.

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes included elsewhere in this quarterly report. This discussion and analysis contains forward-looking statements based upon our current beliefs, plans and expectations that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those referenced under “Risk Factors” or in other parts of this quarterly report.
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
We have two operating segments, which are also reporting segments. These reporting segments are Marketing and Distribution and International Farming. Our Marketing and Distribution reporting segment primarily sources fruit from growers and then distributes the fruit through our global distribution network. Our International Farming segment owns and operates avocado orchards (principally located in Peru) that supply our Marketing and Distribution segment with a stable supply of avocados. Substantially all fruit produced by our International Farming segment is sold to our Marketing and Distribution segment.

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
Our financial reporting currency is the U.S. dollar. The functional currency of substantially all of our subsidiaries is the U.S. dollar and substantially all of our sales are denominated in U.S. dollars. A significant portion of our purchases of avocados are denominated in the Mexican Peso and a significant portion of our growing and harvesting costs are denominated in Peruvian Soles. Fluctuations in the exchange rates between the U.S. dollar and these local currencies usually do not have a significant impact on our gross margin because the impact affects our pricing by comparable amounts. Our margin exposure to exchange rate fluctuations is short-term in nature, as our sales price commitments are generally limited to less than one month and orders can primarily be serviced with procured inventory. Over longer periods of time, we believe that the impact exchange rate fluctuations will have on our cost of goods sold will largely be passed on to our customers in the form of higher or lower prices.

	Three Months Ended January 31,
	2021		2020
(In millions, except for percentages)	Dollars	%	Dollars	%
Net sales	$173.2	100%	$197.5	100%
Cost of sales	150.5	87%	178.1	90%
Gross profit	22.7	13%	19.4	10%
Selling, general and administrative expenses	14.6	8%	14.8	7%
Operating income	8.1	5%	4.6	2%
Interest expense	(0.9)	(1)%	(2.1)	(1)%
Equity method income	2.3	1%	—	—%
Other expense	—	—%	(0.4)	—%
Income before income taxes	9.5	5%	2.1	1%
Provision for income taxes	7.3	4%	0.7	—%
Net income	$2.2	1%	$1.4	1%
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

	Three Months Ended January 31,
(In millions)	2021	2020
Net sales:
Marketing and Distribution	$169.6	$194.5
International Farming	3.6	3.0
Total net sales	$173.2	$197.5
Net sales decreased $24.3 million or 12% in the three months ended January 31, 2021 compared to the same period last year primarily due to an 18% decrease in average per-unit sales prices partially offset by a 7% increase in volume. Average price decreases were driven by strong industry supply from Mexico in the three months ended January 31, 2021.
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

	Three Months Ended January 31,
	2021	2020
Gross profit (in millions)	$22.7	$19.4
Gross profit as a percentage of sales	13.1%	9.8%
Gross profit increased 17% compared to the same period last year to $22.7 million, and gross profit margin increased 328 basis points to 13.1% of revenue. The increase in gross profit is due to a combination of higher volume and higher margin per-unit sold. Improvements in the per-unit margin are driven by lower packaging costs as well as favorable leveraging of fixed-cost overhead. In addition, gross profit percentage is being positively impacted by lower per-unit sales prices, as our per-unit margins represent a higher proportion of the sales value.
Selling, general and administrative expenses
Selling, general and administrative expenses primarily include the costs associated with selling, advertising and promotional expenses, professional fees, general corporate overhead and other related administrative functions.

	Three Months Ended January 31,
(In millions)	2021	2020
Selling, general and administrative expenses	$14.6	$14.8
Selling, general and administrative expenses decreased $0.2 million or 1% in the three months ended January 31, 2021 compared to the same period last year due to lower professional fees, largely offset by higher employee-related costs and liability insurance premiums now required as a public company.
Equity method income
Our equity method investees include Henry Avocado, Mr. Avocado, Moruga, and Copaltas.

	Three Months Ended January 31,
(In millions)	2021	2020
Equity method income	$2.3	$—
Equity method income increased $2.3 million or 100% in the three months ended January 31, 2021 compared to the same period last year, driven by higher earnings from investments in Moruga and Henry Avocado. Moruga’s earnings increased due to strong yields and pricing returns on 2020-21 blueberry harvest. Henry Avocado’s earnings increased due to higher per-unit margins.
Interest expense
Interest expense consists primarily of interest on borrowings under working capital facilities that we maintain and interest on other long-term debt used to make capital and equity investments.

	Three Months Ended January 31,
(In millions)	2021	2020
Interest expense	$0.9	$2.1
Interest expense decreased $1.2 million or 57% in the three months ended January 31, 2021 compared to the same period last year due to a combination of lower interest rates and lower average debt balances. A substantial portion of our debt has variable interest rates that are based on LIBOR, which has declined significantly since fiscal year 2020. Average debt balances were lower reflecting principal payments of existing long-term debt.
Other expense
Other expense consists of interest income, currency exchange gains or losses, interest rate derivative gains or losses and other miscellaneous income and expense items.

	Three Months Ended January 31,
(In millions)	2021	2020
Other expense	$—	$0.4
Other expense decreased $0.4 million in the three months ended January 31, 2021 compared to the same period last year primarily due to lower losses on our interest rate swaps driven by market movements in short-term interest rates in the three months ended January 31, 2021.
Provision for income taxes
The provision for income taxes consists of the consolidation of tax provisions, computed on a separate entity basis, in each country in which we have operations. We recognize the effects of tax legislation in the period in which the law is enacted. Our deferred tax assets and liabilities are remeasured using enacted tax rates expected to apply to taxable income in the years we estimate the related temporary differences to reverse. Realization of deferred tax assets is dependent upon future earnings, the timing and amount of which are uncertain.
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

	Three Months Ended January 31,
	2021	2020
Provision for income taxes (in millions)	$7.3	$0.7
Effective tax rate	76.8%	33.3%
The provision for income taxes is determined using an estimated annual effective tax rate and adjusted for discrete items that may occur during the quarter. The provision for income taxes increased $6.6 million or 943% in the three months ended January 31, 2021 compared to the same period last year. The effective tax rate increased by 43.5% in the three months ended January 31, 2021 compared to the same period last year. The higher effective tax rate was primarily due to the revaluation of certain deferred tax assets and liabilities as a result of changes in enacted future corporate income tax rates in Peru. The result of the revaluation was a $5.1 million discrete charge to deferred tax expense during the three months ended January 31, 2021.

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
Adjusted EBITDA refers to net income (loss), before interest expense, income taxes, depreciation and amortization expense, stock-based compensation expense, other income (expense), and income (loss) from equity method investees, further adjusted by any non-recurring or one-time items that are distortive to results.
Net sales

	Three Months Ended January 31,
	2021			2020
(In millions)	Marketing & Distribution	International Farming	Total	Marketing & Distribution	International Farming	Total
Third party sales	$169.6	$3.6	$173.2	$194.5	$3.0	$197.5
Affiliated sales	—	0.2	0.2	—	—	—
Total segment sales	169.6	3.8	173.4	194.5	3.0	197.5
Intercompany eliminations	—	(0.2)	(0.2)	—	—	—
Total net sales	$169.6	$3.6	$173.2	$194.5	$3.0	$197.5
Adjusted EBITDA

	Three Months Ended January 31,
(In millions)	2021	2020
Marketing & Distribution adjusted EBITDA	$13.7	$10.2
International Farming adjusted EBITDA	(1.2)	(1.8)
Total reportable segment adjusted EBITDA	12.5	8.4
Net income	2.2	1.4
Interest expense	0.9	2.1
Provision for income taxes	7.3	0.7
Depreciation and amortization	3.6	3.4
Equity method income	(2.3)	—
Other expense	—	0.4
Stock-based compensation	0.8	0.4
Total adjusted EBITDA	$12.5	$8.4
Marketing and Distribution
Net sales in our Marketing and Distribution segment decreased $24.9 million or 13% in the three months ended January 31, 2021 compared to the same period last year primarily due to an 18% decrease in average per unit sales prices partially offset by a 7% increase in volume. Average price decreases were driven by strong industry supply from Mexico in the three months ended January 31, 2021.
Segment adjusted EBITDA increased $3.5 million or 34% in the three months ended January 31, 2021 compared to the same period last year due to a combination of higher volumes and higher per-unit gross margins, which correlates with lower per-box packaging costs and favorable leveraging of fixed-cost overhead.
International Farming
Substantially all sales of fruit from our International Farming reportable segment are to our Marketing and Distribution reportable segment, with the remainder of revenue largely derived from services provided to independent third parties. Nominal affiliated sales are realized in the first quarter since the avocado harvest season for our Peruvian farms typically runs from April through August of each year. Adjusted EBITDA for International Farming is generally concentrated in the third and fourth quarters of our fiscal year in alignment with the harvest season for avocados in Peru.

Total segment sales in our International Farming segment increased $0.8 million or 27% and net sales increased $0.6 million or 20% in the three months ended January 31, 2021 compared to the same period last year. The sales increases were primarily driven by higher blueberry packing and cold storage service revenue compared to prior year.
Segment adjusted EBITDA improved by $0.6 million to a loss of $1.2 million primarily due to the higher service volumes noted above, which enabled us to better leverage fixed-cost overhead in Peru during the avocado harvest off-season.

Liquidity and Capital Resources
Operating activities
Operating cash flows are seasonal in nature. We typically see increases in non-cash working capital during the first quarter of the fiscal year as our supply is predominantly sourced from Mexico under payment terms that are shorter than terms established for other source markets. In addition, we are building our growing crops inventory in our International Farming segment during the first quarter of the year for ultimate harvest and sale that will occur during the second half of the fiscal year. While these increases in non-cash working capital can cause operating cash flows to be unfavorable in individual quarters, it is not indicative of operating cash performance that we expect to realize for the full year.

	Three Months Ended January 31,
(In millions)	2021	2020
Net income	$2.2	$1.4
Depreciation and amortization	3.6	3.4
Equity method income	(2.3)	—
Stock-based compensation	0.8	0.4
Deferred income taxes	4.9	(0.3)
Dividends received from equity method investees	—	1.7
Other	(0.1)	0.4
Changes in working capital	(18.8)	(19.5)
Net cash used in operating activities	$(9.7)	$(12.5)

Net cash used in operating activities decreased $2.8 million for the three months ended January 31, 2021 compared to the same period last year, reflecting our higher net income and a favorable net change in working capital. Within working capital, favorable changes in accounts payable, grower payables, and miscellaneous receivables were partially offset by unfavorable changes in inventory and accounts receivable. Changes in accounts payable and accrued expenses were due to changes in the timing of payments combined with higher volume. Changes in grower payables were favorable primarily due to an increase in volume of Mexican-sourced fruit in the first quarter of 2021 relative to the preceding quarter as compared to the increase experienced in the first quarter of 2020. Changes in miscellaneous receivables were largely due to reclamation of value-added tax in Peru and Mexico in the first quarter of 2021. Changes in inventory and accounts receivable were driven by higher Mexican fruit volumes and are correlated with volume movements impacting grower payables.
Investing activities

	Three Months Ended January 31,
(In millions)	2021	2020
Purchases of property and equipment	$(22.4)	$(8.9)
Proceeds from sale of property, plant and equipment	2.2	—
Investment in equity method investees	(0.2)	(1.9)
Other	(0.2)	(0.2)
Net cash used in investing activities	$(20.6)	$(10.9)
Property, plant and equipment
In the three months ended January 31, 2021, our expenditures were concentrated in the construction of our new distribution center in Laredo, Texas, and for land improvements and orchard development in Peru and Guatemala. Our Laredo facility is expected to expand our distribution capacity in North America, while our farming investments will provide avocado supply in future years. In the three months ended January 31, 2020, property, plant and equipment purchases primarily consisted of orchard development and packinghouse expansion in Peru.
In the three months ended January 31, 2021, proceeds from the sale of property, plant and equipment were primarily from the sale of two multi-unit housing properties in California that had been used for housing seasonal avocado labor contractors.

Investment in equity method investee
In the three months ended January 31, 2021 and 2020, we made capital contributions to our joint venture in Copaltas S.A.S. to support the purchase of additional farmland in Colombia.
Financing activities

	Three Months Ended January 31,
(In millions)	2021	2020
Principal payments on long-term borrowings, capital leases and supplier financing	$(2.5)	$(1.8)
Dividends paid	—	(7.5)
Other	—	—
Net cash used in financing activities	$(2.5)	$(9.3)
Borrowings and repayments of debt
Principal payments on our term loans and other notes payable under our credit facility are made in accordance with debt maturity schedules under the facility.
Shareholders’ equity
No dividends were paid in three months ended January 31, 2021, compared to $0.12 per share paid in the same period last year.
Capital resources

(In millions)	January 31, 2021	October 31, 2020
Cash and cash equivalents	$91.1	$124.0
Working capital	148.0	170.2
Capital resources include cash flows from operations, cash and cash equivalents, and debt financing.
We have a syndicated credit facility with Bank of America, N.A., comprised of two term loans and a revolving credit facility (“revolver”) that provides up to $100 million in borrowings that will expire in October 2023. The credit facility also includes a swing line facility and an accordion feature which allows us to increase the borrowings by up to $125 million, with bank approval. We did not have any outstanding borrowings under the revolver as of January 31, 2021 and October 31, 2020. Interest on the revolver bears rates at a spread over LIBOR that varies with our leverage ratio. As of January 31, 2021 and October 31, 2020, interest rates on the revolver were 1.87% and 1.90%, respectively.
As of January 31, 2021, we were required to comply with the following financial covenants: (a) a quarterly consolidated leverage ratio of not more than 3.00 to 1.00 and (b) a quarterly consolidated fixed charge coverage ratio of not less than 1.50 to 1.00. As of January 31, 2021, our consolidated leverage ratio was 1.2 to 1.00 and our consolidated fixed charge coverage ratio was 2.3 to 1.00 and we were in compliance with all such covenants of the credit facility. The loans are secured by real property, personal property and the capital stock of our subsidiaries. We pay fees on unused commitments on the credit facility.
Commitments for capital expenditures
We are in the process of constructing a new distribution facility in Laredo, Texas. This facility will support our distribution of Mexican-sourced fruit into North American markets and will include border crossing, cold storage and value-added processing capabilities. Remaining construction costs for the facility were approximately $4.3 million as of January 31, 2021. The project is scheduled for completion in the third quarter of fiscal year 2021.

Item 3.        Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to “Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended October 31, 2020.

Item 4.        Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation and supervision of our Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended January 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Limitations on Effectiveness of Controls and Procedures
Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected.

PART II- OTHER INFORMATION
Item 1.        Legal Proceedings
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
The Company is involved from time to time in claims, proceedings, and litigation, including those discussed in “Part I, Item 3. Legal Proceedings” in our Annual Report on Form 10-K for the year ended October 31, 2020, to which there have been no material updates.
The outcomes of our legal proceedings and other contingencies are inherently unpredictable, subject to significant uncertainties, and if one or more legal matters were resolved against the Company in a reporting period for amounts above management’s expectations, the Company’s financial condition and operating results for that period could be materially adversely affected.

Item 1A.        Risk Factors
For a discussion of our risk factors, see “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended October 31, 2020. There have been no material changes from the risk factors set forth in such Annual Report on Form 10-K. However, the risks and uncertainties that we face are not limited to those set forth in the 2020 Form 10-K. You should carefully consider the the risk factors in the 2020 Form 10-K, together with the other information contained in this quarterly report on Form 10-Q, including our financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” before making a decision to purchase or sell shares of our common stock. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business and the trading price of our common stock.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.        Defaults Upon Senior Securities
None.

Item 4.        Mine Safety Disclosures
None.

Item 5.        Other Information
None.

Item 6.        Exhibits
The documents set forth are filed herewith or incorporated herein by reference.
INDEX

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Date	Number	Filed Herewith
3.1#	Amended and Restated Certificate of Incorporation	8-K	10/7/2020	3.1
3.2#	Amended and Restated Bylaws	8-K	10/7/2020	3.2
10.12+	Offer letter dated January 29, 2020 to Michael A. Browne				X
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

#	Previously filed
+	Indicates management contract or compensatory plan.
*
These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of the Registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 11, 2021.

MISSION PRODUCE, INC.

/s/ Stephen J. Barnard
Stephen J. Barnard
Chief Executive Officer

/s/ Bryan E. Giles
Bryan E. Giles
Chief Financial Officer