Form 10-Q
period 2021-04-30
Mission Produce, Inc.
filed 2021-06-10
CIK 1802974

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________
FORM 10-Q
_____________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2021
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒
As of June 3, 2021, the registrant had 70,609,255 shares of common stock at $0.001 par value outstanding.

MISSION PRODUCE, INC.
TABLE OF CONTENTS

FORM 10-Q
FISCAL SECOND QUARTER 2021

FORWARD LOOKING STATEMENTS
This quarterly report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws, including the Private Securities Litigation Reform Act of 1995, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may”, “will”, “should”, “expects”, “plans”, “anticipates”, “could”, “intends”, “target”, “projects”, “contemplates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. We believe that these factors include, but are not limited to, the following:
•Risks related to our business, including: limitations regarding the supply of avocados, either through purchasing or growing; the loss of one or more of our largest customers or a reduction in the level of purchases by customers; doing business internationally, including Mexican and Peruvian economic, political and/or societal conditions; fluctuations in market prices of avocados; increasing competition; inherent farming risks; variations in operating results due to the seasonality of the business; general economic conditions; the effects of the COVID-19 pandemic; increases in costs of commodities or other products used in our business; food safety events and recalls of our products; changes to USDA and FDA regulations, U.S. trade policy, and/or tariff and import/export regulations; restrictions due to health and safety laws; significant costs associated with compliance with environmental laws and regulations; acquisitions of other businesses; the ability of our infrastructure to handle our business needs; supply chain optimization failures or disruptions; disruption to the supply of reliable and cost-effective transportation; loss of key personnel and an adequate labor supply; information system security risks, data protection breaches and systems integration issues; changes in privacy and/or information security laws, policies and/or contractual arrangements; failure to maintain or protect our brand; and changes in tax rates or international tax legislation.
•Risks related to our common stock, including: the viability of an active, liquid, and orderly market for our common stock; volatility in the trading price of our common stock; failure to meet continued Nasdaq listing requirements; concentration of control in our executive officers, directors and principal stockholders over matters submitted to stockholders for approval; limited sources of capital appreciation; the sale into the market of restricted shares; reduced disclosure requirements due to our emerging growth company status; significant costs associated with being a public company and the allocation of significant management resources thereto; reliance on analyst reports; failure to maintain proper and effective internal control over financial reporting; restrictions on takeover attempts in our charter documents and under Delaware law; and the selection of Delaware as the exclusive forum for substantially all disputes between us and our stockholders.
•Other risks and factors listed under “Item 1A. Risk Factors” in our most recent Annual Report on Form 10-K for the year ended October 31, 2020 and elsewhere in this report.
We have based the forward-looking statements contained in this report primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations, prospects, business strategy and financial needs. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, assumptions and other factors described in “Item 1A. Risk Factors” in our most recent Annual Report on Form 10-K for the year ended October 31, 2020 and elsewhere in this report. These risks are not exhaustive. Other sections of this report include additional factors that could adversely impact our business and financial performance. Furthermore, new risks and uncertainties emerge from time to time and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this report. We cannot assure you that the results, events and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.
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
This quarterly report may also include trademarks, tradenames and service marks that are the property of the Company and also certain trademarks, tradenames and service marks that are the property of other organizations. Solely for convenience, trademarks and tradenames referred to in this quarterly report appear without the ® and ™ symbols, but those references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights, or that the applicable owner will not assert its rights, to these trademarks and tradenames.

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

PART I- FINANCIAL INFORMATION
Item 1.         Financial Statements
MISSION PRODUCE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In millions, except for shares)	April 30, 2021	October 31, 2020
Assets
Current Assets:
Cash and cash equivalents	$54.2	$124.0
Restricted cash	1.7	1.4
Accounts receivable
Trade, net of allowances of $0.2 and $0.3, respectively	85.8	57.5
Grower and fruit advances	3.2	1.5
Miscellaneous receivables	13.9	13.4
Inventory	65.1	38.6
Prepaid expenses and other current assets	10.8	8.8
Loans to equity method investees	2.7	—
Income taxes receivable	6.4	2.9
Total current assets	243.8	248.1
Property, plant and equipment, net	412.1	379.1
Equity method investees	49.2	46.7
Loans to equity method investees	1.5	4.5
Deferred income taxes	7.0	4.4
Goodwill	76.4	76.4
Other assets	18.9	18.1
Total assets	$808.9	$777.3

Liabilities and Shareholders' Equity
Liabilities:
Accounts payable	$21.6	$20.5
Accrued expenses	33.7	28.3
Income taxes payable	0.9	1.7
Grower payables	31.4	18.8
Long-term debt—current portion	8.2	7.4
Capital leases—current portion	1.2	1.2
Total current liabilities	97.0	77.9
Long-term debt, net of current portion	162.0	166.7
Capital leases, net of current portion	2.7	3.3
Income taxes payable	3.8	3.8
Deferred income taxes	35.3	27.8
Other long-term liabilities	23.1	24.3
Total liabilities	323.9	303.8
Commitments and contingencies (Note 5)
Shareholders' Equity
Common stock ($0.001 par value, 1,000,000,000 shares authorized; 70,600,922 and 70,550,922 shares issued and outstanding as of April 30, 2021 and October 31, 2020, respectively)	0.1	0.1
Additional paid-in capital	224.3	222.8
Notes receivable from shareholders	—	(0.1)
Accumulated other comprehensive loss	(0.2)	(0.5)
Retained earnings	260.8	251.2
Total shareholders' equity	485.0	473.5
Total liabilities and shareholders' equity	$808.9	$777.3
See accompanying notes to unaudited condensed consolidated financial statements.

MISSION PRODUCE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended April 30,		Six Months Ended April 30,
(In millions, except for per share amounts)	2021	2020	2021	2020
Net sales	$234.7	$221.6	$407.9	$419.1
Cost of sales	207.6	200.1	358.1	378.2
Gross profit	27.1	21.5	49.8	40.9
Selling, general and administrative expenses	16.3	11.1	30.9	25.9
Operating income	10.8	10.4	18.9	15.0
Interest expense	(0.8)	(2.3)	(1.7)	(4.4)
Equity method (loss) income	(0.2)	0.4	2.1	0.4
Impairment on equity method investment	—	(21.2)	—	(21.2)
Other (expense) income, net	(0.3)	1.4	(0.3)	1.0
Income (loss) before income taxes	9.5	(11.3)	19.0	(9.2)
Provision for income taxes	2.1	3.5	9.4	4.2
Net income (loss)	$7.4	$(14.8)	$9.6	$(13.4)

Net income (loss) per share:
Basic	$0.10	$(0.23)	$0.14	$(0.21)
Diluted	$0.10	$(0.23)	$0.14	$(0.21)

Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(0.2)	(0.1)	0.3	(0.1)
Comprehensive income (loss)	$7.2	$(14.9)	$9.9	$(13.5)
See accompanying notes to unaudited condensed consolidated financial statements.

MISSION PRODUCE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

(In millions, except for	Common stock		Additional paid-in capital	Notes receivable from shareholders	Accumulated other comprehensive loss	Retained earnings	Total shareholders' equity
shares and per share data)	Shares	Amount
Balance at October 31, 2019	63,386,251	$0.1	$139.7	$(0.1)	$—	$239.3	$379.0
Dividends declared ($0.12 per share)	—	—	—	—	—	(7.5)	(7.5)
Stock-based compensation	—	—	0.1	—	—	—	0.1
Exercise of stock options	17,000	—	—	—	—	—	—
Net income		—	—	—	—	1.4	1.4
Balance at January 31, 2020	63,403,251	$0.1	$139.8	$(0.1)	$—	$233.2	$373.0
Stock-based compensation	—	—	0.2	—	—	—	0.2
Reclassification of liability-based awards	—	—	0.3	—	—	—	0.3
Purchase and retirement of stock	(306,000)	—	—	—	—	(3.7)	(3.7)
Net loss	—	—	—	—	—	(14.8)	(14.8)
Other comprehensive loss	—	—	—	—	(0.1)	—	(0.1)
Balance at April 30, 2020	63,097,251	$0.1	$140.3	$(0.1)	$(0.1)	$214.7	$354.9

Balance at October 31, 2020	70,550,922	$0.1	$222.8	$(0.1)	$(0.5)	$251.2	$473.5
Stock-based compensation	—	—	0.8	—	—	—	0.8
Repayment of stock option notes receivable	—	—	—	0.1	—	—	0.1
Net income	—	—	—	—	—	2.2	2.2
Other comprehensive income	—	—	—	—	0.5	—	0.5
Balance at January 31, 2021	70,550,922	$0.1	$223.6	$—	$—	$253.4	$477.1
Issuance of common stock for equity awards	50,000	—	—	—	—	—	—
Stock-based compensation	—	—	0.7	—	—	—	0.7
Net income	—	—	—	—	—	7.4	7.4
Other comprehensive loss	—	—	—	—	(0.2)	—	(0.2)
Balance at April 30, 2021	70,600,922	$0.1	$224.3	$—	$(0.2)	$260.8	$485.0
See accompanying notes to unaudited condensed consolidated financial statements.

MISSION PRODUCE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)

	Six Months Ended April 30,
(In millions)	2021	2020
Operating Activities
Net income (loss)	$9.6	$(13.4)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Provision for losses on accounts receivable	0.1	—
Depreciation and amortization	7.6	7.1
Amortization of debt issuance costs	0.2	0.2
Equity method income	(2.1)	(0.4)
Impairment on equity method investment	—	21.2
Stock-based compensation	1.5	0.7
Dividends received from equity method investees	—	1.7
Loss on sale of equipment	0.3	0.1
Deferred income taxes	5.0	(0.5)
Other	0.3	(2.0)
Unrealized (gains) losses on derivative financial instruments	(0.3)	3.4
Effect on cash of changes in operating assets and liabilities:
Trade accounts receivable	(28.2)	(8.0)
Grower fruit advances	(1.7)	2.0
Miscellaneous receivables	1.1	(1.6)
Inventory	(27.5)	(1.7)
Prepaid expenses and other current assets	0.3	(1.2)
Income taxes receivable	(3.5)	(2.6)
Other assets	(4.7)	(1.6)
Accounts payable and accrued expenses	10.5	(2.1)
Income taxes payable	(0.9)	(3.0)
Grower payables	12.5	—
Other long-term liabilities	(0.3)	(3.0)
Net cash used in operating activities	$(20.2)	$(4.7)
Investing Activities
Purchases of property and equipment	(46.8)	(19.7)
Proceeds from sale of property, plant and equipment	2.3	—
Investment in equity method investees	(0.2)	(1.9)
Loans to equity method investees	(1.5)	—
Loan repayments from equity method investees	1.5	—
Issuance of notes receivable	—	(0.2)
Supplier deposits, net	(0.3)	0.1
Investments, net	—	(0.2)
Net cash used in investing activities	$(45.0)	$(21.9)
Financing Activities
Borrowings on revolving credit facility	—	10.0
Payments on revolving credit facility	—	(6.0)
Principal payments on long-term debt obligations	(3.9)	(3.1)
Principal payments on capital lease obligations	(0.6)	(0.4)
Payments for long-term supplier financing	—	(1.1)
Dividends paid	—	(7.5)
Repayment of stock option notes receivable	—	0.1
Debt issuance costs	—	(0.1)
Purchase and retirement of stock	—	(1.8)
Net cash used in financing activities	$(4.5)	$(9.9)
Effect of exchange rate changes on cash	0.2	—
Net decrease in cash, cash equivalents and restricted cash	(69.5)	(36.5)

	Six Months Ended April 30,
(In millions)	2021	2020
Cash, cash equivalents and restricted cash, beginning of period	127.0	65.6
Cash, cash equivalents and restricted cash, end of period	$57.5	$29.1

Summary of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets:
Cash and cash equivalents	$54.2	$26.6
Restricted cash	1.7	1.1
Restricted cash included in other assets	1.6	1.4
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statements of cash flows	$57.5	$29.1
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
Basis of presentation and consolidation
The unaudited interim condensed consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and include the Company’s consolidated domestic and international subsidiaries. Certain information and disclosures normally included in annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. Accordingly, these unaudited interim condensed consolidated financial statements and accompanying footnotes should be read in conjunction with the Company’s Annual Report for the year ended October 31, 2020. In the opinion of management, all adjustments, of a normal recurring nature, considered necessary for a fair statement have been included in the unaudited condensed consolidated financial statements. Interim results of operations are not necessarily indicative of future results, including results that may be expected for the twelve months ended October 31, 2021.
Recently issued accounting standards
As a company with less than $1.07 billion of revenue during our last fiscal year, we qualify as an “emerging growth company” (“EGC”), as defined in the Jumpstart Our Business Startups Act. This classification allows the Company to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. The Company has elected to use the adoption dates applicable to private companies. As a result, the Company’s financial statements may not be comparable to the financial statements of issuers who are required to comply with the effective date for new or revised accounting standards that are applicable to public companies. The Company expects to lose its EGC status on October 31, 2021, when it expects to qualify as a large accelerated filer based on its market capitalization as of April 30, 2021, according to Rule 12b-2 of the Securities Exchange Act of 1934, as amended. As a result, the Company intends to adopt all accounting pronouncements currently deferred under the EGC election according to public company standards at October 31, 2021 on the Company’s 2021 Form 10-K filing. The adoption dates for the new accounting pronouncements disclosed below have been presented as such.
In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-04, Reference Rate Reform, and a subsequent update following, which provides optional expedients and exceptions for applying GAAP principles to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in this ASU apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued as a result of reference rate reform. The optional expedients in this ASU are available for adoption as of March 12, 2020 through December 31, 2022. The Company is evaluating the impact of electing the adoption of this ASU on our financial condition, results of operations and cash flows.
In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes, as part of its Simplification Initiative to reduce the cost and complexity in accounting for income taxes. ASU 2019-12 removes certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. ASU 2019-12 also amends other aspects of the guidance to help simplify and promote consistent application of GAAP. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, as such we plan to adopt this ASU beginning November 1, 2021. The Company is continuing to assess the impact of the adoption of this ASU on our financial condition, results of operations and cash flows.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. This guidance requires financial assets measured at amortized cost basis to be presented at the net amount expected to be collected. It also requires credit losses on available-for-sale debt securities to be presented as an allowance, rather than reducing the carrying amount. The amendments should be applied on either a prospective transition or modified-retrospective approach depending on the subtopic. This ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is also permitted. The Company plans to adopt Topic 326 as of November 1, 2020 at October 31, 2021 on our 2021 Form 10-K filing. Though we are still evaluating the impact of the adoption of this ASU on our financial condition, results of operations and cash flows, we do not expect the impact of the adoption of this standard to be material.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), and subsequent updates following, which requires a dual approach for lessee accounting under which a lessee would account for leases as finance leases or operating leases. Both finance leases and operating leases

MISSION PRODUCE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
will result in the lessee recognizing a right-of use asset (“ROU”) and a corresponding lease liability. For finance leases, the lessee would recognize interest expense and amortization of the right-of-use asset, and for operating leases, the lessee would recognize a straight-line total lease expense. The guidance also requires qualitative and specific quantitative disclosures to supplement the amounts recorded in the financial statements so that users can understand more about the nature of an entity’s leasing activities, including significant judgments and changes in judgments. Topic 842 is effective for our fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company plans to adopt Topic 842 as of November 1, 2020 at October 31, 2021 on our 2021 Form 10-K filing, using the modified retrospective method. Though we are still evaluating the impact of the adoption of this ASU on our financial condition, results of operations and cash flows, we expect to report increased assets and liabilities as a result of recording right-of-use assets and lease liabilities.

2.     Inventory
Major classes of inventory were as follows:

(In millions)	April 30, 2021	October 31, 2020
Finished goods	$25.8	$16.3
Crop growing costs	26.8	11.9
Packaging and supplies	12.5	10.4
Inventory	$65.1	$38.6

3.    Details of Certain Account Balances
Accrued expenses
Accrued expenses consisted of the following:

(In millions)	April 30, 2021	October 31, 2020
Employee-related	$12.8	$15.3
Freight	7.5	4.4
Construction-in-progress	3.1	1.8
Interest rate swaps	2.2	2.2
Outside fruit purchase	2.1	.8
Other	6.0	3.8
Accrued expenses	$33.7	$28.3
Other (expense) income
Other (expense) income consisted of the following:

	Three Months Ended April 30,		Six Months Ended April 30,
(In millions)	2021	2020	2021	2020
Gains (losses) on derivative financial instruments	$0.3	$(3.1)	$0.3	$(3.4)
Foreign currency (loss) gain	(1.2)	4.0	(1.8)	3.2
Interest income	0.9	0.9	1.1	1.3
Other	(0.3)	(0.4)	0.1	(0.1)
Other (expense) income	$(0.3)	$1.4	$(0.3)	$1.0

MISSION PRODUCE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
4.     Debt
Credit facility
Long-term debt under our credit facility with Bank of America (“BoA”) Merrill Lynch consisted of the following:

(In millions)	April 30, 2021	October 31, 2020
Revolving line of credit. The interest rate is variable, based on LIBOR plus a spread that varies with the Company’s leverage ratio. As of April 30, 2021 and October 31, 2020, the interest rate was 1.86% and 1.90%, respectively. Interest is payable monthly and principal is due in full in October 2023.	$—	$—
Senior term loan (A-1). The interest rate is variable, based on LIBOR plus a spread that varies with the Company’s leverage ratio. As of April 30, 2021 and October 31, 2020, the interest rate was 1.86% and 1.90%, respectively. Interest is payable monthly, principal is payable quarterly and due in full in October 2023.	92.5	95.0
Senior term loan (A-2). The interest rate is variable, based on LIBOR plus a spread that varies with the Company’s leverage ratio. As of April 30, 2021 and October 31, 2020, the interest rate was 2.36% and 2.40% respectively. Interest is payable monthly, principal is payable quarterly and due in full in October 2025.	73.1	73.5
Notes payable to BoA. Payable in monthly installments including interest at a weighted average rate of 4.56% and 4.52% as of April 30, 2021 and October 31, 2020, respectively. Principal is due September 2025.	5.1	6.2
Total long-term debt	170.7	174.7
Less debt issuance costs	(0.5)	(0.6)
Long-term debt, net of debt issuance costs	170.2	174.1
Less current portion of long-term debt	(8.2)	(7.4)
Long-term debt, net of current portion	$162.0	$166.7
The credit facility requires the Company to comply with financial and other covenants, including limitations on investments, capital expenditures, dividend payments, amounts and types of liens and indebtedness, and material asset sales. The Company is also required to maintain certain leverage and fixed charge coverage ratios. As of April 30, 2021, the Company was in compliance with all covenants of the credit facility.
Interest rate swaps
The Company has four separate interest rate swaps with a total notional amount of $100 million to hedge changes in the variable interest rate on $100 million of principal value of the Company’s term loans. The Company has not designated the interest rate swaps as cash flow hedges, and as a result, changes in the fair value of the interest rate swaps have been recorded in other (expense) income, net in the condensed consolidated statements of comprehensive income (loss) and changes in the liability are presented in net cash used in operating activities in the condensed consolidated statements of cash flow. Refer to Note 7 for more details.

5.      Commitments and Contingencies
Litigation
The Company is involved from time to time in claims, proceedings, and litigation, including the following:
On April 23, 2020, former Mission Produce, Inc. employees filed a class action lawsuit in the Superior Court of the State of California for the County of Los Angeles against us alleging violation of certain wage and labor laws in California, including failure to pay all overtime wages, minimum wage violations, and meal and rest period violations, among others. Additionally, on June 10, 2020, former Mission Produce, Inc. employees filed a class action lawsuit in the Superior Court of the State of California for the County of Ventura against us alleging similar violations of certain wage and labor laws. The plaintiffs in both cases seek damages primarily consisting of class certification and payment of wages earned and owed, plus other consequential and special damages. While the Company believes that it did not violate any wage or labor laws, it nevertheless decided to settle these class action lawsuits. In May 2021, the plaintiffs in both class action lawsuits and the Company agreed preliminarily to a comprehensive settlement to resolve both class action cases for a total of $0.8 million, which the Company recorded as a loss contingency in selling, general and administrative expenses in the condensed consolidated statements of comprehensive income (loss) during the three months ended April 30, 2021. This preliminary settlement is subject to approval by the applicable courts.
The outcomes of our legal proceedings and other contingencies are inherently unpredictable, subject to significant uncertainties, and if one or more legal matters were resolved against the Company in a reporting period for amounts above management’s expectations, the Company’s financial condition and operating results for that period could be materially adversely affected.

MISSION PRODUCE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
6.     Income Taxes
The income tax expense recorded for the three and six months ended April 30, 2021 and 2020 differs from the income taxes expected at the U.S. federal statutory tax rate of 21.0%, primarily due to income attributable to foreign jurisdictions which is taxed at different rates, changes in foreign exchange rates taxable in foreign jurisdictions, state taxes, nondeductible tax items, changes in uncertain tax positions (“UTP”), and changes in tax law affecting the rate in future years.
As of April 30, 2021, the Company had $15.4 million in UTP accrued, of which $7.7 million relates to interest and penalties, inclusive of inflationary adjustments. The period for assessing interest and penalties has expired. However, the Company continues to record certain statutory adjustments related to inflation. During the three and six months ended April 30, 2021, the Company recognized $0.3 million and $0.5 million, respectively, as income tax expense related to inflationary and other adjustments. Changes in the UTP related to changes in foreign exchange rates during the period are included in other (expense) income, net in the condensed consolidated statements of comprehensive income (loss).
Additionally, the Company recorded a discrete tax expense of $5.1 million during the six months ended April 30, 2021, related to the remeasurement of our deferred tax liabilities in Peru due to the enactment of tax rate changes for future years. On December 30, 2020, Peru enacted certain tax law changes effective January 1, 2021 that repealed existing tax laws which provided benefits to agribusiness entities. The new law will subject the Company to higher Peruvian tax rates than the current rate of 15% as follows: 20% for calendar years 2023 to 2024, 25% for calendar years 2025 to 2027, and 29.5% thereafter.

7.     Fair Value Measurements
Financial liabilities measured and recorded at fair value on a recurring basis included in the condensed consolidated balance sheets were as follows:

	April 30, 2021				October 31, 2020
(In millions)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap liability	$5.1	$—	$5.1	$—	$6.5	$—	$6.5	$—
The fair value of interest rate swaps is determined using widely accepted valuation techniques, including discounted cash flow analysis, on the expected cash flows of each derivative. The analysis reflects the contractual terms of the swaps, including the period to maturity, and uses observable market-based inputs, including interest rate curves (“significant other observable inputs”). The fair value calculation also includes an amount for risk of non-performance using “significant unobservable inputs” such as estimates of current credit spreads to evaluate the likelihood of default. The Company has concluded, as of April 30, 2021 and October 31, 2020, that the fair value associated with the “significant unobservable inputs” relating to the Company’s risk of non-performance was insignificant to the overall fair value of the interest rate swap agreements and, as a result, the Company has determined that the relevant inputs for purposes of calculating the fair value of the interest rate swap agreements, in their entirety, were based upon “significant other observable inputs”. The liabilities associated with the interest rate swaps have been included in accrued expenses and other long-term liabilities in the condensed consolidated balance sheets and gains and losses for the interest rate swaps have been included in other (expense) income, net in the condensed consolidated statements of comprehensive income (loss).

MISSION PRODUCE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
8.    Earnings Per Share

	Three Months Ended April 30,		Six Months Ended April 30,
	2021	2020	2021	2020
Numerator:
Net income (loss) available to shareholders (in millions)	$7.4	$(14.8)	$9.6	$(13.4)
Denominator:
Weighted average shares of common stock outstanding, used in computing basic earnings per share	70,560,287	63,257,051	70,555,528	63,329,930
Effect of dilutive stock options	605,469	—	335,095	—
Effect of dilutive RSUs	41,703	n/a	36,961	n/a
Weighted average shares of common stock outstanding, used in computing diluted earnings per share	71,207,459	63,257,051	70,927,584	63,329,930
Earnings per share
Basic	$0.10	$(0.23)	$0.14	$(0.21)
Diluted	$0.10	$(0.23)	$0.14	$(0.21)
Equity awards representing shares of common stock outstanding that were excluded in the computation of diluted EPS because their effect would have been anti-dilutive as a result of applying the treasury stock method, were as follows:

	Three Months Ended April 30,		Six Months Ended April 30,
	2021	2020	2021	2020
Anti-dilutive stock options	141,392	1,058,352	510,000	1,742,500
Anti-dilutive RSUs	3,480	n/a	5,782	n/a

MISSION PRODUCE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
9.     Related Party Transactions
Transactions with related parties included in the condensed consolidated financial statements were as follows:

	Condensed Consolidated Balance Sheets
	April 30, 2021			October 31, 2020
(In millions)	Accounts receivable	Loans to equity method investees	Accounts payable & accrued expenses	Accounts receivable	Loans to equity method investees	Accounts payable & accrued expenses
Equity method investees:
Mr. Avocado	$0.8	$—	$—	$0.6	$—	$—
Moruga(1)	—	2.7	—	2.0	4.5	—
Copaltas(4)	—	1.5	—	—	—	—
Other:
Directors/Officers(2)	0.7	—	0.4	0.3	—	0.2
Employees(3)	—	—	0.4	—	—	—

	Condensed Consolidated Statements of Comprehensive Income (Loss)
	Net sales	Cost of sales	Selling, general and administrative expenses	Other (expense) income, net	Net sales	Cost of sales	Selling, general and administrative expenses	Other (expense) income, net
(In millions)	Three Months Ended April 30, 2021				Six Months Ended April 30, 2021
Equity method investees:
Mr. Avocado	$0.8	$—	$—	$—	$1.9	$—	$—	$—
Moruga(1)	0.1	—	—	0.1	2.6	—	—	0.1
Other:
Directors/Officers(2)	1.0	1.4	0.1	—	1.6	1.4	0.1	—
Employees(3)	—	3.0	—	—	—	6.0	—	—
	Three Months Ended April 30, 2020				Six Months Ended April 30, 2020
Equity method investees:
Henry Avocado	$—	$0.2	$—	$—	$—	$0.2	$—	$—
Mr. Avocado	—	—	—	—	0.7	—	—	—
Moruga(1)	0.1	—	—	—	2.1	—	—	—
Other:
Directors/Officers(2)	1.0	2.2	—		1.3	2.4	0.1	—
(1)The Company has provided loans to Moruga Inc. S.A.C. to support growth and expansion projects, bearing interest at 6.5%, due December 31, 2022.
(2)The Company purchases from and sells avocados to a small number of entities having full or partial ownership by some of our directors/officers. These transactions are made under substantially similar terms as with other growers and customers. The Company has entered into a consulting agreement with a director to provide consulting and advice on current business operations, as well as to analyze opportunities for fresh avocado farming and packing facilities in South and Central America.
(3)The Company utilizes a transportation vendor in Mexico owned by key management employees under similar terms as other transportation vendors. The Company purchases avocados from a small number of entities having full or partial ownership by some employees. These transactions are made under substantially similar terms as with other growers.
(4)The Company has provided loans to Copaltas to support growth and expansion projects, bearing interest at 6.66%, due December 31, 2021.

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
Adjusted EBITDA refers to net income (loss), before interest expense, income taxes, depreciation and amortization expense, stock-based compensation expense, other income (expense), and income (loss) from equity method investees, further adjusted by any special, non-recurring, or one-time items (impairment of equity method investment and legal settlement) that are distortive to results.

MISSION PRODUCE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Net sales from each of our reportable segments were as follows:

	Marketing & Distribution	International Farming	Total	Marketing & Distribution	International Farming	Total
	Three Months Ended April 30,
(In millions)	2021			2020
Third party sales	$232.4	$2.3	$234.7	$219.5	$2.1	$221.6
Affiliated sales	—	2.0	2.0	—	0.3	0.3
Total segment sales	232.4	4.3	236.7	219.5	2.4	221.9
Intercompany eliminations	—	(2.0)	(2.0)	—	(0.3)	(0.3)
Total net sales	$232.4	$2.3	$234.7	$219.5	$2.1	$221.6
	Six Months Ended April 30,
	2021			2020
Third party sales	$402.0	$5.9	$407.9	$414.0	$5.1	$419.1
Affiliated sales	—	2.2	2.2	—	0.3	0.3
Total segment sales	402.0	8.1	410.1	414.0	5.4	419.4
Intercompany eliminations	—	(2.2)	(2.2)	—	(0.3)	(0.3)
Total net sales	$402.0	$5.9	$407.9	$414.0	$5.1	$419.1
Adjusted EBITDA for each of our reporting segments was as follows:

	Three Months Ended April 30,		Six Months Ended April 30,
(In millions)	2021	2020	2021	2020
Marketing & Distribution adjusted EBITDA	$16.2	$17.6	$29.9	$27.8
International Farming adjusted EBITDA	0.1	(3.2)	(1.1)	(5.0)
Total reportable segment adjusted EBITDA	16.3	14.4	28.8	22.8
Net income (loss)	7.4	(14.8)	9.6	(13.4)
Interest expense	0.8	2.3	1.7	4.4
Provision for income taxes	2.1	3.5	9.4	4.2
Depreciation and amortization	4.0	3.7	7.6	7.1
Equity method loss (income)	0.2	(0.4)	(2.1)	(0.4)
Impairment on equity method investment	—	21.2	—	21.2
Legal settlement	0.8	—	0.8	—
Other expense (income), net	0.3	(1.4)	0.3	(1.0)
Stock-based compensation	0.7	0.3	1.5	0.7
Total adjusted EBITDA	$16.3	$14.4	$28.8	$22.8
Net sales to customers outside the U.S. were $53.2 million and $47.9 million for the three months ended April 30, 2021 and 2020, respectively, and $100.4 million and $88.7 million, for the six months ended April 30, 2021 and 2020, respectively.
Our goodwill balance of $76.4 million as of April 30, 2021 and 2020 was wholly attributed to the International Farming segment.

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes included elsewhere in this quarterly report. This discussion and analysis contains forward-looking statements based upon our current beliefs, plans and expectations that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors. Please refer to the section of this report under the heading “Forward Looking Statements.”
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

	Three Months Ended April 30,				Six Months Ended April 30,
	2021		2020		2021		2020
(In millions, except for percentages)	Dollars	%	Dollars	%	Dollars	%	Dollars	%
Net sales	$234.7	100%	$221.6	100%	$407.9	100%	$419.1	100%
Cost of sales	207.6	88%	200.1	90%	358.1	88%	378.2	90%
Gross profit	27.1	12%	21.5	10%	49.8	12%	40.9	10%
Selling, general and administrative expenses	16.3	7%	11.1	5%	30.9	8%	25.9	6%
Operating income	10.8	5%	10.4	5%	18.9	5%	15.0	4%
Interest expense	(0.8)	—%	(2.3)	(1)%	(1.7)	—%	(4.4)	(1)%
Equity method (loss) income	(0.2)	—%	0.4	—%	2.1	1%	0.4	—%
Impairment on equity method investment	—	—%	(21.2)	(10)%	—	—%	(21.2)	(5)%
Other (expense) income, net	(0.3)	—%	1.4	1%	(0.3)	—%	1.0	—%
Income (loss) before income taxes	9.5	4%	(11.3)	(5)%	19.0	5%	(9.2)	(2)%
Provision for income taxes	2.1	1%	3.5	2%	9.4	2%	4.2	1%
Net income (loss)	$7.4	3%	$(14.8)	(7)%	$9.6	2%	$(13.4)	(3)%
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

	Three Months Ended April 30,		Six Months Ended April 30,
(In millions)	2021	2020	2021	2020
Net sales:
Marketing and Distribution	$232.4	$219.5	$402.0	$414.0
International Farming	2.3	2.1	5.9	5.1
Total net sales	$234.7	$221.6	$407.9	$419.1
Net sales increased $13.1 million or 6% in the three months ended April 30, 2021 compared to the same period last year primarily due to a 22% increase in avocado volume sold, partially offset by a 14% decrease in average per-unit avocado sales prices. Volume increases and average price decreases were driven by strong industry supply from Mexico in the three months ended April 30, 2021. In addition, volume during the three months ended April 30, 2020 was negatively impacted by COVID-19 related stay at-home orders that went into effect in March 2020.
Net sales decreased $11.2 million or 3% in the six months ended April 30, 2021 compared to the same period last year primarily due to a 15% decrease in average per-unit avocado sales prices, largely offset by a 14% increase in avocado volume sold. Average price decreases were driven by strong industry supply from Mexico, which was our primary country of origin for fruit sourced and sold in the six months ended April 30, 2021.
Gross profit
Costs of sales is composed primarily of avocado procurement costs from independent growers and packers, logistics costs, packaging costs, labor, costs associated with cultivation (the cost of growing crops), harvesting and depreciation. Avocado procurement costs from third-party suppliers can vary significantly between and within fiscal years and correlate closely with market prices for avocados. While we have long-standing relationships with our growers and packers, we predominantly purchase fruit on a daily basis at market rates. As such, the cost to procure products from independent growers can have a significant impact on our costs.
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

	Three Months Ended April 30,		Six Months Ended April 30,
	2021	2020	2021	2020
Gross profit (in millions)	$27.1	$21.5	$49.8	$40.9
Gross profit as a percentage of sales	11.5%	9.7%	12.2%	9.8%
Gross profit increased 26%, in the three months ended April 30, 2021 compared to the same period last year to $27.1 million, and gross profit percentage increased 180 basis points to 11.5% of revenue. The increase in gross profit is due primarily to higher avocado volume sold. The improvement in gross profit percentage is being driven by lower per-unit sales prices, as our per-unit margins represent a higher proportion of the sales value. Gross profit percentage will fluctuate based upon per-unit sales price levels.
Gross profit increased 22% in the six months ended April 30, 2021 compared to the same period last year to $49.8 million, and gross profit percentage increased 240 basis points to 12.2% of revenue. The increase in gross profit is due primarily to higher avocado volume sold. Similar to above, the improvement in gross profit percentage is being driven by lower per-unit sales prices, as our per-unit margins represent a higher proportion of the sales value.

Selling, general and administrative expenses
Selling, general and administrative expenses primarily include the costs associated with selling, advertising and promotional expenses, professional fees, general corporate overhead and other related administrative functions.

	Three Months Ended April 30,		Six Months Ended April 30,
(In millions)	2021	2020	2021	2020
Selling, general and administrative expenses	$16.3	$11.1	$30.9	$25.9
Selling, general and administrative expenses increased $5.2 million or 47% in the three months ended April 30, 2021 compared to the same period last year due primarily to higher professional fees, higher employee-related costs and higher liability insurance premiums that are associated with being a public company. We also experienced an increase in rent expense in conjunction with our move to our new corporate headquarters in February 2021 and we recorded a legal settlement contingency of $0.8 million.
Selling, general and administrative expenses increased $5.0 million or 19% in the six months ended April 30, 2021 compared to the same period last year due primarily to higher employee-related costs and liability insurance premiums associated with being a public company. We also experienced an increase in rent expense in conjunction with our move to our new corporate headquarters in February 2021 and we recorded a legal settlement contingency of $0.8 million.
Interest expense
Interest expense consists primarily of interest on borrowings under working capital facilities that we maintain and interest on other long-term debt used to make capital and equity investments.

	Three Months Ended April 30,		Six Months Ended April 30,
(In millions)	2021	2020	2021	2020
Interest expense	$0.8	$2.3	$1.7	$4.4
Interest expense decreased $1.5 million or 65% in the three months ended April 30, 2021 compared to the same period last year due to a combination of lower interest rates and lower average debt balances. A substantial portion of our debt has variable interest rates that are based on LIBOR, which has declined significantly since fiscal year 2020. Average debt balances were lower reflecting principal payments of existing long-term debt.
Interest expense decreased $2.7 million or 61% in the six months ended April 30, 2021 compared to the same period last year due to a combination of lower interest rates and lower average debt balances. A substantial portion of our debt has variable interest rates that are based on LIBOR, which has declined significantly since fiscal year 2020. Average debt balances were lower reflecting principal payments of existing long-term debt.
Equity method (loss) income
Our equity method investees include Henry Avocado (“HAC”), Mr. Avocado, Moruga, and Copaltas.

	Three Months Ended April 30,		Six Months Ended April 30,
(In millions)	2021	2020	2021	2020
Equity method (loss) income	$(0.2)	$0.4	$2.1	$0.4
Impairment on equity method investment	—	(21.2)	—	(21.2)
In the three months ended April 30, 2021 we incurred a loss from equity method investments, as opposed to income in the same period last year, resulting in a change of $0.6 million or 150%. The change was driven by lower earnings from our investment in Moruga, partially offset by higher earnings from our investment in HAC. Moruga’s earnings were negatively impacted by the timing of blueberry harvests in 2021. HAC’s earnings increased due to higher per-unit margins. The impact of COVID-19 related stay at-home orders that went into effect in March 2020 were more profound to HAC due to their heavier concentration of foodservice customers.
Equity method income increased $1.7 million or 425% in the six months ended April 30, 2021 compared to the same period last year, driven by higher earnings from investments in Moruga and HAC. Moruga’s earnings increased due to improved yields and better pricing returns on the latter half of the 2020-21 blueberry harvest. HAC’s earnings increased due to higher per-unit margins.

During the second quarter of fiscal 2020, industry wide production information regarding the 2019-2020 blueberry harvest in Peru became available, indicating that there is greater competition and expansion by competitors than what we were previously expecting. We believe that the increase in supply due to expansion will result in a reduction in pricing over the long-term. As a result of this factor, among others, we lowered our long-term revenue and profitability forecasts of Moruga during the second quarter of fiscal 2020, and concluded that the reduction in the forecasted revenues was an indicator of impairment. As a result, we tested our investment in Moruga for impairment and concluded that the estimated fair value of the investment in Moruga was less than the carrying value of the investment. Due to the change in long-term pricing and revenue expectations, we concluded that the impairment is other-than-temporary. We recorded an impairment charge of $21.2 million to reduce the carrying balance of the investment to its estimated fair value of $22.2 million during the second quarter of fiscal 2020.
Other (expense) income, net
Other (expense) income, net consists of interest income, currency exchange gains or losses, interest rate derivative gains or losses and other miscellaneous income and expense items.

	Three Months Ended April 30,		Six Months Ended April 30,
(In millions)	2021	2020	2021	2020
Other (expense) income, net	$(0.3)	$1.4	$(0.3)	$1.0
Other (expense) income, net changed $1.7 million and $1.3 million in the three and six months ended April 30, 2021, respectively, compared to the same periods last year, both due to unfavorable changes in the Mexican peso exchange rate, partially offset by gains on our interest rate swaps driven by market movements in short-term interest rates. The significant weakening of the Mexican peso relative to the U.S. dollar and the substantial reduction in LIBOR correlated to the COVID-19 pandemic in 2020.
Provision for income taxes
The provision for income taxes consists of the consolidation of tax provisions, computed on a separate entity basis, in each country in which we have operations. We use an estimated annual effective tax rate and adjust for discrete items that occur during the quarter. We recognize the effects of tax legislation in the period in which the law is enacted. Our deferred tax assets and liabilities are remeasured using enacted tax rates expected to apply to taxable income in the years we estimate the related temporary differences to reverse. Realization of deferred tax assets is dependent upon future earnings, the timing and amount of which are uncertain.
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

	Three Months Ended April 30,		Six Months Ended April 30,
	2021	2020	2021	2020
Provision for income taxes (in millions)	$2.1	$3.5	$9.4	$4.2
Effective tax rate	22.1%	(31.0)%	49.5%	(45.7)%
The provision for income taxes decreased $1.4 million or 40% in the three months ended April 30, 2021 compared to the same period last year, primarily due to discrete charges recognized in the prior year. Discrete tax expense of $2.3 million was recognized in the three months ended April 30, 2020 in relation to foreign exchange gains recorded in our Mexico subsidiary that are eliminated in consolidation. These expenses were partially offset by a discrete tax benefit of $1.2 million recorded, related to net operating loss carrybacks that can be applied to higher tax rate years as a result of enactment of the Coronavirus Aid, Relief and Economic Security in March 2020 (“CARES Act”). Our effective tax rate for the three months ended April 30, 2020 was negatively impacted by the discrete items previously mentioned, as well as by a $21.2 million impairment of Moruga, which was nondeductible for income tax purposes.
The provision for income taxes increased $5.2 million or 124% in the six months ended April 30, 2021 compared to the same period last year, primarily due to the impact of discrete items in the current and prior year, as well as the impact of our higher pre-tax income. During the six months ended April 30, 2021, we recognized discrete deferred tax expense of $5.1 million related to the remeasurement of our deferred tax liabilities in Peru due to the enactment of tax rate changes for future years. During the six months ended April 30, 2020, we recognized $2.3 million in discrete charges in relation to foreign exchange gains recorded in our Mexico subsidiary that are eliminated in consolidation, partially offset by a discrete tax benefit of $1.2 million related to net operating loss carrybacks that can be applied to higher tax rate years as a result of enactment of the CARES Act. Our effective tax rate for the six months ended April 30, 2020 was negatively impacted by the discrete items previously mentioned, as well as by a $21.2 million impairment of Moruga, which was nondeductible for income tax purposes.
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

Adjusted EBITDA refers to net income (loss), before interest expense, income taxes, depreciation and amortization expense, stock-based compensation expense, other income (expense), and income (loss) from equity method investees, further adjusted by any special, non-recurring, or one-time items (impairment of equity method investment and legal settlement) that are distortive to results.
Net sales

	Marketing & Distribution	International Farming	Total	Marketing & Distribution	International Farming	Total
	Three Months Ended April 30,
(In millions)	2021			2020
Third party sales	$232.4	$2.3	$234.7	$219.5	$2.1	$221.6
Affiliated sales	—	2.0	2.0	—	0.3	0.3
Total segment sales	232.4	4.3	236.7	219.5	2.4	221.9
Intercompany eliminations	—	(2.0)	(2.0)	—	(0.3)	(0.3)
Total net sales	$232.4	$2.3	$234.7	$219.5	$2.1	$221.6
	Six Months Ended April 30,
	2021			2020
Third party sales	$402.0	$5.9	$407.9	$414.0	$5.1	$419.1
Affiliated sales	—	2.2	2.2	—	0.3	0.3
Total segment sales	402.0	8.1	410.1	414.0	5.4	419.4
Intercompany eliminations	—	(2.2)	(2.2)	—	(0.3)	(0.3)
Total net sales	$402.0	$5.9	$407.9	$414.0	$5.1	$419.1
Adjusted EBITDA

	Three Months Ended April 30,		Six Months Ended April 30,
(In millions)	2021	2020	2021	2020
Marketing & Distribution adjusted EBITDA	$16.2	$17.6	$29.9	$27.8
International Farming adjusted EBITDA	0.1	(3.2)	(1.1)	(5.0)
Total reportable segment adjusted EBITDA	16.3	14.4	28.8	22.8
Net income (loss)	7.4	(14.8)	9.6	(13.4)
Interest expense	0.8	2.3	1.7	4.4
Provision for income taxes	2.1	3.5	9.4	4.2
Depreciation and amortization	4.0	3.7	7.6	7.1
Equity method loss (income)	0.2	(0.4)	(2.1)	(0.4)
Impairment on equity method investment	—	21.2	—	21.2
Legal settlement	0.8	—	0.8	—
Other expense (income), net	0.3	(1.4)	0.3	(1.0)
Stock-based compensation	0.7	0.3	1.5	0.7
Total adjusted EBITDA	$16.3	$14.4	$28.8	$22.8
Marketing and Distribution
Net sales in our Marketing and Distribution segment increased $12.9 million or 6% in the three months ended April 30, 2021 compared to the same period last year primarily due to a 22% increase in avocado volume sold, partially offset by a 14% decrease in average per-unit avocado sales prices. Volume increases and average price decreases were driven by strong industry supply from Mexico in the three months ended April 30, 2021. In addition, volume during the three months ended April 30, 2020 was negatively impacted by COVID-19 related stay at-home orders that went into effect in March 2020.
Segment adjusted EBITDA decreased $1.4 million or 8% in the three months ended April 30, 2021 compared to the same period last year due primarily to higher selling, general and administrative expenses as described above. The impact was partially offset by higher gross margin resulting from strong volume growth.
Net sales in our Marketing and Distribution segment decreased $12.0 million or 3% in the six months ended April 30, 2021 compared to the same period last year primarily due to a 15% decrease in average per-unit avocado sales prices, largely offset by a 14% increase in volume of avocados sold. Average price decreases were driven by strong industry supply from Mexico, which was the primary country of origin for fruit sourced and sold in the six months ended April 30, 2021.

Segment adjusted EBITDA increased $2.1 million or 8% in the six months ended April 30, 2021 compared to the same period last year due to higher gross margin resulting from higher volumes, partially offset by higher selling, general and administrative expenses as mentioned above.
International Farming
Substantially all sales of fruit from our International Farming reportable segment are to our Marketing and Distribution reportable segment, with the remainder of revenue largely derived from services provided to independent third parties. Nominal affiliated sales are realized in the first half of the year since the avocado harvest season for our Peruvian farms typically runs from April through August of each year. Adjusted EBITDA for International Farming is generally concentrated in the third and fourth quarters of our fiscal year in alignment with the harvest season for avocados in Peru.
Total segment sales in our International Farming segment increased $1.9 million or 79% in the three months ended April 30, 2021, primarily due to earlier timing of the avocado harvest season relative to last year. Net sales increased $0.2 million or 10% in the three months ended April 30, 2021 compared to the same period last year, primarily due to higher packing and cold storage service revenue.
Segment adjusted EBITDA improved by $3.3 million in the three months ended April 30, 2021 to $0.1 million, primarily due to the revenue drivers noted above, which enabled us to better leverage fixed-cost overhead in Peru during the avocado harvest off-season.
Total segment sales in our International Farming segment increased $2.7 million or 50% in the six months ended April 30, 2021, primarily due to earlier timing of the avocado harvest season relative to last year. Net sales increased $0.8 million or 16% in the six months ended April 30, 2021 compared to the same period last year, primarily due to higher packing and cold storage service revenue.
Segment adjusted EBITDA improved by $3.9 million in the six months ended April 30, 2021 to a loss of $1.1 million primarily due to the revenue drivers noted above, which enabled us to better leverage fixed-cost overhead in Peru during the avocado harvest off-season.

Liquidity and Capital Resources
Operating activities
Operating cash flows are seasonal in nature. We typically see increases in working capital during the first half of our fiscal year as our supply is predominantly sourced from Mexico under payment terms that are shorter than terms established for other source markets. In addition, we are building our growing crops inventory in our International Farming segment during the first half of the year for ultimate harvest and sale that will occur during the second half of the fiscal year. While these increases in working capital can cause operating cash flows to be unfavorable in individual quarters, it is not indicative of operating cash performance that we expect to realize for the full year.

	Six Months Ended April 30,
(In millions)	2021	2020
Net income (loss)	$9.6	$(13.4)
Depreciation and amortization	7.6	7.1
Equity method income	(2.1)	(0.4)
Impairment on equity method investment	—	21.2
Stock-based compensation	1.5	0.7
Deferred income taxes	5.0	(0.5)
Dividends received from equity method investees	—	1.7
Other	0.6	1.7
Changes in working capital	(42.4)	(22.8)
Net cash used in operating activities	$(20.2)	$(4.7)

Net cash used in operating activities increased $15.5 million for the six months ended April 30, 2021 compared to the respective period last year, reflecting unfavorable net change in working capital, partially offset by our higher net income. Within working capital, unfavorable changes in inventory and accounts receivable were only partially offset by favorable changes in grower payables and accounts payable and accrued expenses. Changes in inventory were driven by a combination of higher Mexican fruit volume on-hand and increases in the per-unit cost of purchased fruit. Prior year inventory balances were abnormally low due to the onset of COVID-19 shelter in place orders in March 2020. In addition, inventory balances were negatively impacted by the build-up of growing crop inventory in Peru. The increases were due primarily to higher per-acre farming costs that were expended in the first half of the fiscal year to drive higher production yields when the harvest occurs in the second half of the fiscal year. Accounts receivable increases were due to a combination of higher sales volumes and rising sales prices during the period. Favorable changes in grower payables were correlated with the volume and pricing increases experienced with Mexican inventory. Accounts payable and accrued expenses increased due to higher freight and operating cost accruals that correlate to higher volumes and rising input costs.

Investing activities

	Six Months Ended April 30,
(In millions)	2021	2020
Purchases of property and equipment	$(46.8)	$(19.7)
Proceeds from sale of property, plant and equipment	2.3	—
Investment in equity method investees	(0.2)	(1.9)
Loan repayments from equity method investees	1.5	—
Loans to equity method investees	(1.5)	—
Other	(0.3)	(0.3)
Net cash used in investing activities	$(45.0)	$(21.9)
Property, plant and equipment
In the six months ended April 30, 2021, capital expenditures were for the construction of the Laredo facility, which formally opened in May 2021, and land improvements and orchard development in Peru and Guatemala. In the six months ended April 30, 2020, capital expenditures were for farm development and packinghouse expansion in Peru, the purchase of farmland in California and initial site preparation costs for the Laredo facility.
In the six months ended April 30, 2021, proceeds from the sale of property, plant and equipment were primarily from the sale of two multi-unit housing properties in California that had been used for housing seasonal avocado labor contractors.
Equity method investees
In the six months ended April 30, 2021 and 2020, we made capital contributions to our joint venture Copaltas S.A.S. to support the purchase of additional farmland in Colombia.
During the six months ended April 30, 2021, we issued a $1.5 million loan to Copaltas to support the working capital needs of the entity. The loan bears interest at 6.66% and is due December 31, 2021. In addition, we received an installment payment on our outstanding loan to Moruga during the six months ended April 30, 2021.
Financing activities

	Six Months Ended April 30,
(In millions)	2021	2020
Borrowings (payments) on revolving line credit	$—	$4.0
Principal payments on long-term borrowings, capital leases and supplier financing	$(4.5)	$(4.6)
Dividends paid	—	(7.5)
Other	—	(1.8)
Net cash used in financing activities	$(4.5)	$(9.9)
Borrowings and repayments of debt
Principal payments on our term loans and other notes payable under our credit facility are made in accordance with debt maturity schedules under the facility.
Shareholders’ equity
We paid dividends of $0.12 per share during the six months ended April 30, 2020. No dividends were paid during the six months ended April 30, 2021.
Capital resources

(In millions)	April 30, 2021	October 31, 2020
Cash and cash equivalents	$54.2	$124.0
Working capital	146.8	170.2

Capital resources include cash flows from operations, cash and cash equivalents, and debt financing.
We have a syndicated credit facility with Bank of America, N.A., comprised of two term loans and a revolving credit facility (“revolver”) that provides up to $100 million in borrowings that will expire in October 2023. The credit facility also includes a swing line facility and an accordion feature which allows us to increase the borrowings by up to $125 million, with bank approval. We did not have any outstanding borrowings under the revolver as of April 30, 2021 and October 31, 2020. Interest on the revolver bears rates at a spread over LIBOR that varies with our leverage ratio. As of April 30, 2021 and October 31, 2020, interest rates on the revolver were 1.86% and 1.90%, respectively.
As of April 30, 2021, we were required to comply with the following financial covenants: (a) a quarterly consolidated leverage ratio of not more than 3.00 to 1.00 and (b) a quarterly consolidated fixed charge coverage ratio of not less than 1.50 to 1.00. As of April 30, 2021, our consolidated leverage ratio was 1.76 to 1.00 and our consolidated fixed charge coverage ratio was 2.64 to 1.00 and we were in compliance with all such covenants of the credit facility. The loans are secured by real property, personal property and the capital stock of our subsidiaries. We pay fees on unused commitments on the credit facility.
Commitments for capital expenditures
We have various capital projects in progress for farming expansion and facility improvements which we intend to fund through our operating cash flow. We expect to spend approximately $35 million on these projects during the second half of fiscal 2021.

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
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended April 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
The following updates the matter discussed in “Part I, Item 3. Legal Proceedings” in our Annual Report on Form 10-K for the year ended October 31, 2020:
On April 23, 2020, former Mission Produce, Inc. employees filed a class action lawsuit in the Superior Court of the State of California for the County of Los Angeles against us alleging violation of certain wage and labor laws in California, including failure to pay all overtime wages, minimum wage violations, and meal and rest period violations, among others. Additionally, on June 10, 2020, former Mission Produce, Inc. employees filed a class action lawsuit in the Superior Court of the State of California for the County of Ventura against us alleging similar violations of certain wage and labor laws. The plaintiffs in both cases seek damages primarily consisting of class certification and payment of wages earned and owed, plus other consequential and special damages. While the Company believes that it did not violate any wage or labor laws, it nevertheless decided to settle these class action lawsuits. In May 2021, the plaintiffs in both class action lawsuits and the Company agreed preliminarily to a comprehensive settlement to resolve both class action cases for a total of $0.8 million, which the Company recorded as a loss contingency in selling, general and administrative expenses in the condensed consolidated statements of comprehensive income (loss) during the three months ended April 30, 2021. This preliminary settlement is subject to approval by the applicable courts.
The outcomes of our legal proceedings and other contingencies are inherently unpredictable, subject to significant uncertainties, and if one or more legal matters were resolved against the Company in a reporting period for amounts above management’s expectations, the Company’s financial condition and operating results for that period could be materially adversely affected.

Item 1A.        Risk Factors
For a discussion of our risk factors, see “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended October 31, 2020. There have been no material changes from the risk factors set forth in such Annual Report on Form 10-K. However, the risks and uncertainties that we face are not limited to those set forth in the 2020 Form 10-K. You should carefully consider the risk factors in the 2020 Form 10-K, together with the other information contained in this quarterly report on Form 10-Q, including our financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” before making a decision to purchase or sell shares of our common stock. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business and the trading price of our common stock.

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 10, 2021.

MISSION PRODUCE, INC.

/s/ Stephen J. Barnard
Stephen J. Barnard
Chief Executive Officer

/s/ Bryan E. Giles
Bryan E. Giles
Chief Financial Officer