Form 10-Q
period 2021-07-31
Mission Produce, Inc.
filed 2021-09-13
CIK 1802974

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________
FORM 10-Q
_____________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2021
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒
As of September 6, 2021, the registrant had 70,609,485 shares of common stock at $0.001 par value outstanding.

MISSION PRODUCE, INC.
TABLE OF CONTENTS

FORM 10-Q
FISCAL THIRD QUARTER 2021

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

We maintain a website at www.missionproduce.com, to which we regularly post copies of our press releases as well as additional information about us. Our filings with the Securities and Exchange Commission (“SEC”), are available free of charge through our website as soon as reasonably practicable after being electronically filed with or furnished to the SEC. Information contained in our website does not constitute a part of this report or our other filings with the SEC.

PART I- FINANCIAL INFORMATION
Item 1.         Financial Statements
MISSION PRODUCE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In millions, except for shares)	July 31, 2021	October 31, 2020
Assets
Current Assets:
Cash and cash equivalents	$70.9	$124.0
Restricted cash	4.2	1.4
Accounts receivable
Trade, net of allowances of $0.2 and $0.3, respectively	69.8	57.5
Grower and fruit advances	1.5	1.5
Miscellaneous receivables	15.5	13.4
Inventory	66.6	38.6
Prepaid expenses and other current assets	12.4	8.8
Loans to equity method investees	3.2	—
Income taxes receivable	5.9	2.9
Total current assets	250.0	248.1
Property, plant and equipment, net	418.6	379.1
Equity method investees	49.4	46.7
Loans to equity method investees	1.8	4.5
Deferred income taxes	7.1	4.4
Goodwill	76.4	76.4
Other assets	18.1	18.1
Total assets	$821.4	$777.3

Liabilities and Shareholders' Equity
Liabilities:
Accounts payable	$24.0	$20.5
Accrued expenses	30.1	28.3
Income taxes payable	2.9	1.7
Grower payables	26.7	18.8
Long-term debt—current portion	8.8	7.4
Capital leases—current portion	1.2	1.2
Total current liabilities	93.7	77.9
Long-term debt, net of current portion	159.7	166.7
Capital leases, net of current portion	2.4	3.3
Income taxes payable	3.5	3.8
Deferred income taxes	35.3	27.8
Other long-term liabilities	23.1	24.3
Total liabilities	317.7	303.8
Commitments and contingencies (Note 5)
Shareholders' Equity
Common stock ($0.001 par value, 1,000,000,000 shares authorized; 70,609,485 and 70,550,922 shares issued and outstanding as of July 31, 2021 and October 31, 2020, respectively)	0.1	0.1
Additional paid-in capital	224.8	222.8
Notes receivable from shareholders	—	(0.1)
Accumulated other comprehensive loss	(0.4)	(0.5)
Retained earnings	279.2	251.2
Total shareholders' equity	503.7	473.5
Total liabilities and shareholders' equity	$821.4	$777.3
See accompanying notes to unaudited condensed consolidated financial statements.

MISSION PRODUCE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended July 31,		Nine Months Ended July 31,
(In millions, except for per share amounts)	2021	2020	2021	2020
Net sales	$246.8	$236.4	$654.7	$655.5
Cost of sales	205.9	192.2	564.0	570.4
Gross profit	40.9	44.2	90.7	85.1
Selling, general and administrative expenses	17.2	13.5	48.1	39.4
Operating income	23.7	30.7	42.6	45.7
Interest expense	(1.0)	(1.1)	(2.7)	(5.5)
Equity method income	2.1	1.2	4.2	1.6
Impairment on equity method investment	—	—	—	(21.2)
Other expense	(0.5)	(1.2)	(0.8)	(0.2)
Income before income taxes	24.3	29.6	43.3	20.4
Provision for income taxes	5.9	6.2	15.3	10.4
Net income	$18.4	$23.4	$28.0	$10.0

Net income per share:
Basic	$0.26	$0.37	$0.40	$0.16
Diluted	$0.26	$0.37	$0.39	$0.16

Other comprehensive income, net of tax
Foreign currency translation adjustments	(0.2)	(0.2)	0.1	(0.3)
Comprehensive income	$18.2	$23.2	$28.1	$9.7
See accompanying notes to unaudited condensed consolidated financial statements.

MISSION PRODUCE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

(In millions, except for shares and per share data)	Common stock		Additional paid-in capital	Notes receivable from shareholders	Accumulated other comprehensive loss	Retained earnings	Total shareholders' equity
	Shares	Amount
Balance at October 31, 2019	63,386,251	$0.1	$139.7	$(0.1)	$—	$239.3	$379.0
Dividends declared ($0.12 per share)	—	—	—	—	—	(7.5)	(7.5)
Stock-based compensation	—	—	0.1	—	—	—	0.1
Exercise of stock options	17,000	—	—	—	—	—	—
Net income		—	—	—	—	1.4	1.4
Balance at January 31, 2020	63,403,251	$0.1	$139.8	$(0.1)	$—	$233.2	$373.0
Stock-based compensation	—	—	0.2	—	—	—	0.2
Reclassification of liability-based awards	—	—	0.3	—	—	—	0.3
Purchase and retirement of stock	(306,000)	—	—	—	—	(3.7)	(3.7)
Net loss	—	—	—	—	—	(14.8)	(14.8)
Other comprehensive loss	—	—	—	—	(0.1)	—	(0.1)
Balance at April 30, 2020	63,097,251	$0.1	$140.3	$(0.1)	$(0.1)	$214.7	$354.9
Issuance of common stock	7,921	—	0.1	—	—	—	0.1
Stock-based compensation	—	—	0.4	—	—	—	0.4
Purchase and retirement of stock	(4,250)	—	—	—	—	(0.2)	(0.2)
Net income	—	—	—	—	—	23.4	23.4
Other comprehensive loss	—	—	—	—	(0.2)	—	(0.2)
Balance at July 31, 2020	63,100,922	0.1	140.8	(0.1)	(0.3)	237.9	378.4

Balance at October 31, 2020	70,550,922	$0.1	$222.8	$(0.1)	$(0.5)	$251.2	$473.5
Stock-based compensation	—	—	0.8	—	—	—	0.8
Repayment of stock option notes receivable	—	—	—	0.1	—	—	0.1
Net income	—	—	—	—	—	2.2	2.2
Other comprehensive loss	—	—	—	—	0.5	—	0.5
Balance at January 31, 2021	70,550,922	$0.1	$223.6	$—	$—	$253.4	$477.1
Issuance of common stock for equity awards	50,000	—	—	—	—	—	—
Stock-based compensation	—	—	0.7	—	—	—	0.7
Net income	—	—	—	—	—	7.4	7.4
Other comprehensive loss	—	—	—	—	(0.2)	—	(0.2)
Balance at April 30, 2021	70,600,922	$0.1	$224.3	$—	$(0.2)	$260.8	$485.0
Issuance of common stock for equity awards	8,563	—	—	—	—	—	—
Stock-based compensation	—	—	0.5	—	—	—	0.5
Net income	—	—	—	—	—	18.4	18.4
Other comprehensive loss	—	—	—	—	(0.2)	—	(0.2)
Balance at July 31, 2021	70,609,485	$0.1	$224.8	$—	$(0.4)	$279.2	$503.7
See accompanying notes to unaudited condensed consolidated financial statements.

MISSION PRODUCE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)

	Nine Months Ended July 31,
(In millions)	2021	2020
Operating Activities
Net income	$28.0	$10.0
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	13.7	12.6
Amortization of debt issuance costs	0.2	0.2
Equity method income	(4.2)	(1.6)
Impairment on equity method investment	—	21.2
Stock-based compensation	2.0	1.1
Dividends received from equity method investees	1.7	1.7
Net gains and losses on asset impairment, disposals and sales, net of insurance recoveries	0.2	0.1
Deferred income taxes	4.8	(0.4)
Other	(0.2)	(2.6)
Unrealized (gains) losses on derivative financial instruments	(0.1)	3.3
Effect on cash of changes in operating assets and liabilities:
Trade accounts receivable	(12.3)	(7.4)
Grower fruit advances	(0.1)	1.6
Miscellaneous receivables	(0.2)	(3.1)
Inventory	(29.1)	(5.0)
Prepaid expenses and other current assets	(0.5)	(1.4)
Income taxes receivable	(3.1)	(3.5)
Other assets	(4.9)	(2.4)
Accounts payable and accrued expenses	10.9	9.8
Income taxes payable	0.8	0.9
Grower payables	7.9	(1.1)
Other long-term liabilities	(0.3)	(1.1)
Net cash provided by operating activities	$15.2	$32.9
Investing Activities
Purchases of property and equipment	(61.3)	(40.4)
Proceeds from sale of property, plant and equipment	2.3	0.1
Insurance proceeds for the replacement of property, plant and equipment	0.8	—
Investment in equity method investees	(0.2)	(2.9)
Loans to equity method investees	(2.0)	—
Loan repayments from equity method investees	1.5	—
Other	—	(0.2)
Net cash used in investing activities	$(58.9)	$(43.4)
Financing Activities
Borrowings on revolving credit facility	—	14.0
Payments on revolving credit facility	—	(14.0)
Principal payments on long-term debt obligations	(5.7)	(4.7)
Principal payments on capital lease obligations	(0.9)	(0.7)
Payments for long-term supplier financing	—	(1.1)
Dividends paid	—	(7.5)
Repayment of stock option notes receivable	—	0.1
Debt issuance costs	—	(0.1)
Purchase and retirement of stock	—	(1.9)
Net cash used in financing activities	$(6.6)	$(15.9)
Effect of exchange rate changes on cash	—	0.2
Net decrease in cash, cash equivalents and restricted cash	(50.3)	(26.2)
Cash, cash equivalents and restricted cash, beginning of period	127.0	65.6
Cash, cash equivalents and restricted cash, end of period	$76.7	$39.4

	Nine Months Ended July 31,
(In millions)	2021	2020
Summary of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets:
Cash and cash equivalents	$70.9	$36.5
Restricted cash	4.2	1.5
Restricted cash included in other assets	1.6	1.4
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statements of cash flows	$76.7	$39.4
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

2.     Inventory
Major classes of inventory were as follows:

(In millions)	July 31, 2021	October 31, 2020
Finished goods	$41.8	$16.3
Crop growing costs	10.9	11.9
Packaging and supplies	13.9	10.4
Inventory	$66.6	$38.6

3.    Details of Certain Account Balances
Accrued expenses
Accrued expenses consisted of the following:

(In millions)	July 31, 2021	October 31, 2020
Employee-related	$12.7	$15.3
Freight	5.0	4.4
Customer advances	3.0	—
Construction-in-progress	.6	1.8
Interest rate swaps	2.2	2.2
Outside fruit purchase	.5	.8
Other	6.1	3.8
Accrued expenses	$30.1	$28.3
Other expense
Other expense consisted of the following:

	Three Months Ended July 31,		Nine Months Ended July 31,
(In millions)	2021	2020	2021	2020
Losses (gains) on derivative financial instruments	$0.2	$0.8	$(0.1)	$4.2
Foreign currency loss (gain)	1.0	1.1	2.8	(2.1)
Interest income	(0.3)	(0.6)	(1.4)	(1.9)
Other	(0.4)	(0.1)	(0.5)	—
Other expense	$0.5	$1.2	$0.8	$0.2

MISSION PRODUCE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
4.     Debt
Credit facility
Long-term debt under our credit facility with Bank of America (“BoA”) Merrill Lynch consisted of the following:

(In millions)	July 31, 2021	October 31, 2020
Revolving line of credit. The interest rate is variable, based on LIBOR plus a spread that varies with the Company’s leverage ratio. As of July 31, 2021 and October 31, 2020, the interest rate was 1.84% and 1.90%, respectively. Interest is payable monthly and principal is due in full in October 2023.	$—	$—
Senior term loan (A-1). The interest rate is variable, based on LIBOR plus a spread that varies with the Company’s leverage ratio. As of July 31, 2021 and October 31, 2020, the interest rate was 1.84% and 1.90%, respectively. Interest is payable monthly, principal is payable quarterly and due in full in October 2023.	91.2	95.0
Senior term loan (A-2). The interest rate is variable, based on LIBOR plus a spread that varies with the Company’s leverage ratio. As of July 31, 2021 and October 31, 2020, the interest rate was 2.34% and 2.40% respectively. Interest is payable monthly, principal is payable quarterly and due in full in October 2025.	72.9	73.5
Notes payable to BoA. Payable in monthly installments including interest at a weighted average rate of 4.56% and 4.52% as of July 31, 2021 and October 31, 2020, respectively. Principal is due September 2025.	4.8	6.2
Total long-term debt	168.9	174.7
Less debt issuance costs	(0.4)	(0.6)
Long-term debt, net of debt issuance costs	168.5	174.1
Less current portion of long-term debt	(8.8)	(7.4)
Long-term debt, net of current portion	$159.7	$166.7
The credit facility requires the Company to comply with financial and other covenants, including limitations on investments, capital expenditures, dividend payments, amounts and types of liens and indebtedness, and material asset sales. The Company is also required to maintain certain leverage and fixed charge coverage ratios. As of July 31, 2021, the Company was in compliance with all covenants of the credit facility.
Interest rate swaps
The Company has four separate interest rate swaps with a total notional amount of $100 million to hedge changes in the variable interest rate on $100 million of principal value of the Company’s term loans. The Company has not designated the interest rate swaps as cash flow hedges, and as a result, changes in the fair value of the interest rate swaps have been recorded in other expense in the condensed consolidated statements of comprehensive income and changes in the liability are presented in net cash provided by operating activities in the condensed consolidated statements of cash flow. Refer to Note 7 for more details.

5.      Commitments and Contingencies
Litigation
The Company is involved from time to time in claims, proceedings, and litigation, including the following:
On April 23, 2020, former Mission Produce, Inc. employees filed a class action lawsuit in the Superior Court of the State of California for the County of Los Angeles against us alleging violation of certain wage and labor laws in California, including failure to pay all overtime wages, minimum wage violations, and meal and rest period violations, among others. Additionally, on June 10, 2020, former Mission Produce, Inc. employees filed a class action lawsuit in the Superior Court of the State of California for the County of Ventura against us alleging similar violations of certain wage and labor laws. The plaintiffs in both cases seek damages primarily consisting of class certification and payment of wages earned and owed, plus other consequential and special damages. While the Company believes that it did not violate any wage or labor laws, it nevertheless decided to settle these class action lawsuits. In May 2021, the plaintiffs in both class action lawsuits and the Company agreed preliminarily to a comprehensive settlement to resolve both class action cases for a total of $0.8 million, which the Company recorded as a loss contingency in selling, general and administrative expenses in the condensed consolidated statements of comprehensive income during the three months ended April 30, 2021. This preliminary settlement is subject to approval by the applicable courts.
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

MISSION PRODUCE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
6.     Income Taxes
The income tax expense recorded for the three and nine months ended July 31, 2021 and July 31, 2020, differs from the income taxes expected at the U.S. federal statutory tax rate of 21.0%, primarily due to income attributable to foreign jurisdictions which is taxed at different rates, changes in foreign exchange rates taxable in foreign jurisdictions, state taxes, nondeductible tax items, changes in uncertain tax positions (“UTP”), and changes in tax law affecting the rate in future years.
As of July 31, 2021, the Company had $15.7 million in UTP accrued, of which $7.9 million relates to interest and penalties, inclusive of inflationary adjustments. The period for assessing interest and penalties has expired. However, the Company continues to record certain statutory adjustments related to inflation. During the three and nine months ended July 31, 2021, the Company recognized $0.3 million and $0.8 million, respectively, as income tax expense related to inflationary and other adjustments. Changes in the UTP related to changes in foreign exchange rates during the period are included in other expense in the condensed consolidated statements of comprehensive income.
Additionally, the Company recorded a discrete tax expense of $5.1 million during the three months ended January 31, 2021, related to the remeasurement of our deferred tax liabilities in Peru due to the enactment of tax rate changes for future years. On December 30, 2020, Peru enacted certain tax law changes effective January 1, 2021 that repealed existing tax laws which provided benefits to agribusiness entities. The new law will subject the Company to higher Peruvian tax rates than the current rate of 15% as follows: 20% for calendar years 2023 to 2024, 25% for calendar years 2025 to 2027, and 29.5% thereafter.

7.     Fair Value Measurements
Financial liabilities measured and recorded at fair value on a recurring basis included in the condensed consolidated balance sheets were as follows:

	July 31, 2021				October 31, 2020
(In millions)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap liability	$4.7	$—	$4.7	$—	$6.5	$—	$6.5	$—
The fair value of interest rate swaps is determined using widely accepted valuation techniques, including discounted cash flow analysis, on the expected cash flows of each derivative. The analysis reflects the contractual terms of the swaps, including the period to maturity, and uses observable market-based inputs, including interest rate curves (“significant other observable inputs”). The fair value calculation also includes an amount for risk of non-performance using “significant unobservable inputs” such as estimates of current credit spreads to evaluate the likelihood of default. The Company has concluded, as of July 31, 2021 and October 31, 2020, that the fair value associated with the “significant unobservable inputs” relating to the Company’s risk of non-performance was insignificant to the overall fair value of the interest rate swap agreements and, as a result, the Company has determined that the relevant inputs for purposes of calculating the fair value of the interest rate swap agreements, in their entirety, were based upon “significant other observable inputs”. The liabilities associated with the interest rate swaps have been included in accrued expenses and other long-term liabilities in the condensed consolidated balance sheets and gains and losses for the interest rate swaps have been included in other expense in the condensed consolidated statements of comprehensive income.

MISSION PRODUCE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
8.    Earnings Per Share

	Three Months Ended July 31,		Nine Months Ended July 31,
	2021	2020	2021	2020
Numerator:
Net income available to shareholders (in millions)	$18.4	$23.4	$28.0	$10.0
Denominator:
Weighted average shares of common stock outstanding, used in computing basic earnings per share	70,607,000	63,097,901	70,572,874	63,252,020
Effect of dilutive stock options	630,036	21,862	444,564	22,674
Effect of dilutive RSUs	7,400	n/a	26,352	n/a
Weighted average shares of common stock outstanding, used in computing diluted earnings per share	71,244,436	63,119,763	71,043,790	63,274,694
Earnings per share
Basic	$0.26	$0.37	$0.40	$0.16
Diluted	$0.26	$0.37	$0.39	$0.16
Equity awards representing shares of common stock outstanding that were excluded in the computation of diluted EPS because their effect would have been anti-dilutive as a result of applying the treasury stock method, were as follows:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2021	2020	2021	2020
Anti-dilutive stock options	—	1,700,000	141,392	1,700,000
Anti-dilutive RSUs	5,736	n/a	3,068	n/a

MISSION PRODUCE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
9.     Related Party Transactions
Transactions with related parties included in the condensed consolidated financial statements were as follows:

	Condensed Consolidated Balance Sheets
	July 31, 2021			October 31, 2020
(In millions)	Accounts receivable	Loans to equity method investees	Accounts payable & accrued expenses	Accounts receivable	Loans to equity method investees	Accounts payable & accrued expenses
Equity method investees:
Henry Avocado	$0.9	$—	$—	$—	$—	$—
Mr. Avocado	1.7	—		0.6	—	—
Moruga(1)	0.2	3.0	—	2.0	4.5	—
Copaltas(4)	—	2.0	—	—	—	—
Other:
Directors/Officers(2)	0.4	—	0.6	0.3	—	0.2
Employees(3)	—	—	0.1	—	—	—

	Condensed Consolidated Statements of Comprehensive Income
	Net sales	Cost of sales	Selling, general and administrative expenses	Other income	Net sales	Cost of sales	Selling, general and administrative expenses	Other income
(In millions)	Three Months Ended July 31, 2021				Nine Months Ended July 31, 2021
Equity method investees:
Henry Avocado	$1.3	$—	$—	$—	$1.3	$—	$—	$—
Mr. Avocado	1.7	—	—	—	3.6	—	—	—
Moruga(1)	0.1	—	—	0.3	2.7	—	—	0.4
Other:
Directors/Officers(2)	0.9	1.6	—	—	2.5	3.0	0.1	—
Employees(3)	—	2.1	—	—	—	8.1	—	—
	Three Months Ended July 31, 2020				Nine Months Ended July 31, 2020
Equity method investees:
Henry Avocado	$0.3	$0.6	$—	$—	$0.3	$0.8	$—	$—
Mr. Avocado	0.7	—	—	—	1.4	—	—	—
Moruga(1)	—	—	—	—	2.0	—	—	—
Other:
Directors/Officers(2)	0.6	1.9	0.1	—	1.9	4.3	0.2	—
(1)The Company has provided loans to Moruga Inc. S.A.C. to support growth and expansion projects, bearing interest at 6.5%, due December 31, 2022.
(2)The Company purchases from and sells avocados to a small number of entities having full or partial ownership by some of our directors/officers. These transactions are made under substantially similar terms as with other growers and customers. The Company entered into a consulting agreement with a director in 2018 to provide consulting and advice on current business operations, as well as to analyze opportunities for fresh avocado farming and packing facilities in South and Central America, which was terminated in June 2021.
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
Adjusted EBITDA refers to net income (loss), before interest expense, income taxes, depreciation and amortization expense, stock-based compensation expense, other income (expense), and income (loss) from equity method investees, further adjusted by any special, non-recurring, or

MISSION PRODUCE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
one-time items (asset impairment and disposals, net of insurance recoveries, impairment of equity method investment and legal settlement) that are distortive to results.
Net sales from each of our reportable segments were as follows:

	Marketing & Distribution	International Farming	Total	Marketing & Distribution	International Farming	Total
	Three Months Ended July 31,
(In millions)	2021			2020
Third party sales	$239.6	$7.2	$246.8	$230.9	$5.5	$236.4
Affiliated sales	—	58.9	58.9	—	48.9	48.9
Total segment sales	239.6	66.1	305.7	230.9	54.4	285.3
Intercompany eliminations	—	(58.9)	(58.9)	—	(48.9)	(48.9)
Total net sales	$239.6	$7.2	$246.8	$230.9	$5.5	$236.4
	Nine Months Ended July 31,
	2021			2020
Third party sales	$641.6	$13.1	$654.7	$644.9	$10.6	$655.5
Affiliated sales	—	61.1	61.1	—	49.2	49.2
Total segment sales	641.6	74.2	715.8	644.9	59.8	704.7
Intercompany eliminations	—	(61.1)	(61.1)	—	(49.2)	(49.2)
Total net sales	$641.6	$13.1	$654.7	$644.9	$10.6	$655.5
Adjusted EBITDA for each of our reporting segments was as follows:

	Three Months Ended July 31,		Nine Months Ended July 31,
(In millions)	2021	2020	2021	2020
Marketing & Distribution adjusted EBITDA	$13.1	$21.0	$43.0	$48.8
International Farming adjusted EBITDA	17.0	15.6	15.9	10.6
Total reportable segment adjusted EBITDA	30.1	36.6	58.9	59.4
Net income	18.4	23.4	28.0	10.0
Interest expense	1.0	1.1	2.7	5.5
Provision for income taxes	5.9	6.2	15.3	10.4
Depreciation and amortization	6.1	5.5	13.7	12.6
Equity method income	(2.1)	(1.2)	(4.2)	(1.6)
Impairment on equity method investment	—	—	—	21.2
Asset impairment and disposals, net of insurance recoveries	(0.2)	—	(0.2)	—
Legal settlement	—	—	0.8	—
Other expense	0.5	1.2	0.8	0.2
Stock-based compensation	0.5	0.4	2.0	1.1
Total adjusted EBITDA	$30.1	$36.6	$58.9	$59.4
Net sales to customers outside the U.S. were $64.3 million and $49.3 million for the three months ended July 31, 2021 and 2020, respectively, and $164.7 million and $138.0 million, for the nine months ended July 31, 2021 and 2020, respectively.
Our goodwill balance of $76.4 million as of July 31, 2021 and October 31, 2020 was wholly attributed to the International Farming segment.

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

	Three Months Ended July 31,				Nine Months Ended July 31,
	2021		2020		2021		2020
(In millions, except for percentages)	Dollars	%	Dollars	%	Dollars	%	Dollars	%
Net sales	$246.8	100%	$236.4	100%	$654.7	100%	$655.5	100%
Cost of sales	205.9	83%	192.2	81%	564.0	86%	570.4	87%
Gross profit	40.9	17%	44.2	19%	90.7	14%	85.1	13%
Selling, general and administrative expenses	17.2	7%	13.5	6%	48.1	7%	39.4	6%
Operating income	23.7	10%	30.7	13%	42.6	7%	45.7	7%
Interest expense	(1.0)	—%	(1.1)	—%	(2.7)	—%	(5.5)	(1)%
Equity method income	2.1	1%	1.2	1%	4.2	1%	1.6	—%
Impairment on equity method investment	—	—%	—	—%	—	—%	(21.2)	(3)%
Other expense	(0.5)	—%	(1.2)	(1)%	(0.8)	—%	(0.2)	—%
Income before income taxes	24.3	10%	29.6	13%	43.3	7%	20.4	3%
Provision for income taxes	5.9	2%	6.2	3%	15.3	2%	10.4	2%
Net income	$18.4	7%	$23.4	10%	$28.0	4%	$10.0	2%
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

	Three Months Ended July 31,		Nine Months Ended July 31,
(In millions)	2021	2020	2021	2020
Net sales:
Marketing and Distribution	$239.6	$230.9	$641.6	$644.9
International Farming	7.2	5.5	13.1	10.6
Total net sales	$246.8	$236.4	$654.7	$655.5
Net sales increased $10.4 million or 4% in the three months ended July 31, 2021 compared to the same period last year primarily due to a 2% increase in avocado volume sold and 2% increase in average per-unit avocado sales prices. From a volume perspective, strength in industry supply out of Mexico was largely offset by a smaller California crop.
Net sales were nearly flat in the nine months ended July 31, 2021 compared to the same period last year, as changes in volume and price largely offset each other. Average per-unit avocado sales prices decreased 11% and avocado volume sold increased 10% compared to the same period last year, both of which were driven by strong industry supply from Mexico. Lower pricing and higher volumes were concentrated in the first half of the fiscal year when Mexico was the country of origin for the majority of the fruit sold.
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

	Three Months Ended July 31,		Nine Months Ended July 31,
	2021	2020	2021	2020
Gross profit (in millions)	$40.9	$44.2	$90.7	$85.1
Gross profit as a percentage of sales	16.6%	18.7%	13.9%	13.0%
Gross profit decreased 7%, in the three months ended July 31, 2021 compared to the same period last year to $40.9 million, and gross profit percentage decreased 210 basis points to 16.6% of revenue. The declines were due to tighter per-unit margins related to sourcing of Californian and Mexican fruit, which were exacerbated by smaller industry volumes within the California market as well as smaller fruit sizes within the Mexican market. Additionally, gross margin was pressured by incremental infrastructure costs related to our new Laredo facility within the Marketing & Distribution segment, which is still in the process of ramping up utilization. The impact was partially offset by higher volume of avocados sold from Company-owned farms within our International Farming segment compared to prior year, which had lower per-unit cost than fruit purchased from third-party growers.
Gross profit increased 7% in the nine months ended July 31, 2021 compared to the same period last year to $90.7 million, and gross profit percentage increased by 90 basis points to 13.9% of revenue. The increase in gross profit is due primarily to higher avocado volume sold. The improvement in gross profit percentage was driven by lower per-unit sales prices, as our per-unit margins represent a higher proportion of the sales value. Gross profit percentage will fluctuate based upon per-unit sales price levels.

Selling, general and administrative expenses
Selling, general and administrative expenses primarily include the costs associated with selling, advertising and promotional expenses, professional fees, general corporate overhead and other related administrative functions.

	Three Months Ended July 31,		Nine Months Ended July 31,
(In millions)	2021	2020	2021	2020
Selling, general and administrative expenses	$17.2	$13.5	$48.1	$39.4
Selling, general and administrative expenses increased $3.7 million or 27% in the three months ended July 31, 2021 compared to the same period last year due primarily to higher professional fees and higher liability insurance premiums associated with being a public company. Higher professional fees were primarily related to our anticipated change in SEC filer status from an emerging growth company to a large accelerated filer on October 31, 2021.
Selling, general and administrative expenses increased $8.7 million or 22% in the nine months ended July 31, 2021 compared to the same period last year due primarily to higher professional fees and liability insurance premiums due to the same drivers noted above, and higher employee-related costs. We also experienced an increase in rent expense in conjunction with our move to our new corporate headquarters in February 2021 and we recorded a legal settlement contingency of $0.8 million.
Interest expense
Interest expense consists primarily of interest on borrowings under working capital facilities that we maintain and interest on other long-term debt used to make capital and equity investments.

	Three Months Ended July 31,		Nine Months Ended July 31,
(In millions)	2021	2020	2021	2020
Interest expense	$1.0	$1.1	$2.7	$5.5
Interest expense was relatively flat in the three months ended July 31, 2021 compared to the same period last year as interest rates were comparable. Average debt balances were lower reflecting principal payments of existing long-term debt.
Interest expense decreased $2.8 million or 51% in the nine months ended July 31, 2021 compared to the same period last year due to a combination of lower interest rates and lower average debt balances. A substantial portion of our debt has variable interest rates that are based on LIBOR, which has declined significantly since the first half of fiscal year 2020.
Equity method income
Our material equity method investees include Henry Avocado (“HAC”), Mr. Avocado, Moruga, and Copaltas.

	Three Months Ended July 31,		Nine Months Ended July 31,
(In millions)	2021	2020	2021	2020
Equity method income	$2.1	$1.2	$4.2	$1.6
Impairment on equity method investment	—	—	—	(21.2)
Equity method income increased $0.9 million or 75% in the three months ended July 31, 2021 compared to the same period last year, due to strong performance within HAC. Equity method income increased $2.6 million or 163% in the nine months ended July 31, 2021 compared to the same period last year, driven by higher earnings from investments in HAC and Moruga. HAC’s earnings increased due to higher per-unit margins. The impact of COVID-19 related stay at-home orders that went into effect in March 2020 were more profound to HAC due to their heavier concentration of foodservice customers. Moruga’s earnings increased due to improved yields and better pricing returns on the latter half of the 2020-21 blueberry harvest.

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

	Three Months Ended July 31,		Nine Months Ended July 31,
(In millions)	2021	2020	2021	2020
Other expense	$0.5	$1.2	$0.8	$0.2
Other expense decreased $0.7 million or 58% in the three months ended July 31, 2021 compared to the same period last year primarily due to lower losses on our interest rate swaps driven by market movements in short-term interest rates.
Other expense increased $0.6 million or 300% in the nine months ended July 31, 2021 compared to the same period last year, due to the effect of foreign currency loss in the current year compared to gains in the previous year, partially offset by losses on interest rate swaps in the prior year. The significant weakening of the Mexican peso relative to the U.S. dollar and the substantial reduction in LIBOR in fiscal 2020 were correlated with the COVID-19 pandemic. Losses and gains on interest rate swaps are driven by market movements in short-term interest rates.
Provision for income taxes
The provision for income taxes consists of the consolidation of tax provisions, computed on a separate entity basis, in each country in which we have operations. We use an estimated annual effective tax rate and adjust for discrete items that occur during the quarter. We recognize the effects of tax legislation in the period in which the law is enacted. Our deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years we estimate the related temporary differences to reverse. Realization of deferred tax assets is dependent upon future earnings, the timing and amount of which are uncertain.
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

	Three Months Ended July 31,		Nine Months Ended July 31,
	2021	2020	2021	2020
Provision for income taxes (in millions)	$5.9	$6.2	$15.3	$10.4
Effective tax rate	24.3%	20.9%	35.3%	51.0%
The provision for income taxes decreased $0.3 million or 5% in the three months ended July 31, 2021 compared to the same period last year, primarily due to lower pre-tax income. The impact was partially offset by foreign exchange losses recorded in our Mexico and Peru subsidiaries that are nondeductible for income tax purposes.
The provision for income taxes increased $4.9 million or 47% in the nine months ended July 31, 2021 compared to the same period last year, primarily due to the impact of discrete items. During the nine months ended July 31, 2021, we recognized discrete deferred tax expense of $5.1 million related to the remeasurement of our deferred tax liabilities in Peru due to the enactment of tax rate changes for future years. During the nine months ended July 31, 2020, we recognized $1.6 million in discrete charges in relation to foreign exchange gains recorded in our Mexico subsidiary that are nondeductible for income tax purposes, partially offset by a discrete tax benefit of $1.2 million related to net operating loss carrybacks that can be applied to higher tax rate years as a result of enactment of the CARES Act. Our effective tax rate for both the nine months ended July 31, 2021 and 2020 was negatively impacted by the discrete items previously mentioned, as well as by a $21.2 million impairment of Moruga, which was nondeductible for income tax purposes.
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

Adjusted EBITDA refers to net income (loss), before interest expense, income taxes, depreciation and amortization expense, stock-based compensation expense, other income (expense), and income (loss) from equity method investees, further adjusted by any special, non-recurring, or one-time items (asset impairment and disposals, net of insurance recoveries, impairment of equity method investment and legal settlement) that are distortive to results.
Net sales

	Marketing & Distribution	International Farming	Total	Marketing & Distribution	International Farming	Total
	Three Months Ended July 31,
(In millions)	2021			2020
Third party sales	$239.6	$7.2	$246.8	$230.9	$5.5	$236.4
Affiliated sales	—	58.9	58.9	—	48.9	48.9
Total segment sales	239.6	66.1	305.7	230.9	54.4	285.3
Intercompany eliminations	—	(58.9)	(58.9)	—	(48.9)	(48.9)
Total net sales	$239.6	$7.2	$246.8	$230.9	$5.5	$236.4
	Nine Months Ended July 31,
	2021			2020
Third party sales	$641.6	$13.1	$654.7	$644.9	$10.6	$655.5
Affiliated sales	—	61.1	61.1	—	49.2	49.2
Total segment sales	641.6	74.2	715.8	644.9	59.8	704.7
Intercompany eliminations	—	(61.1)	(61.1)	—	(49.2)	(49.2)
Total net sales	$641.6	$13.1	$654.7	$644.9	$10.6	$655.5
Adjusted EBITDA

	Three Months Ended July 31,		Nine Months Ended July 31,
(In millions)	2021	2020	2021	2020
Marketing & Distribution adjusted EBITDA	$13.1	$21.0	$43.0	$48.8
International Farming adjusted EBITDA	17.0	15.6	15.9	10.6
Total reportable segment adjusted EBITDA	30.1	36.6	58.9	59.4
Net income	18.4	23.4	28.0	10.0
Interest expense	1.0	1.1	2.7	5.5
Provision for income taxes	5.9	6.2	15.3	10.4
Depreciation and amortization	6.1	5.5	13.7	12.6
Equity method income	(2.1)	(1.2)	(4.2)	(1.6)
Impairment on equity method investment	—	—	—	21.2
Asset impairment and disposals, net of insurance recoveries	(0.2)	—	(0.2)	—
Legal settlement	—	—	0.8	—
Other expense	0.5	1.2	0.8	0.2
Stock-based compensation	0.5	0.4	2.0	1.1
Total adjusted EBITDA	$30.1	$36.6	$58.9	$59.4
Marketing and Distribution
Net sales in our Marketing and Distribution segment increased $8.7 million or 4% in the three months ended July 31, 2021 compared to the same period last year, due to the same drivers impacting consolidated revenue.
Segment adjusted EBITDA decreased $7.9 million or 38% in the three months ended July 31, 2021 compared to the same period last year due to a combination of lower per-unit contribution margins, higher infrastructure costs, and higher selling, general and administrative expenses as described above.
Net sales in our Marketing and Distribution segment were nearly flat in the nine months ended July 31, 2021 compared to the same period last year, as changes in volume and price nearly offset each other. Average per-unit avocado sales prices decreased 11% and avocado volume sold increased 10% compared to the same period last year, both of which were driven by strong industry supply from Mexico. Lower pricing and higher volumes were concentrated in the first half of the fiscal year when Mexico was the country of origin for the vast majority of the fruit sold.

Segment adjusted EBITDA decreased $5.8 million or 12% in the nine months ended July 31, 2021 compared to the same period last year due to higher selling, general and administrative expenses as mentioned above.
International Farming
Substantially all sales of fruit from the Company’s International Farming segment are to the Marketing and Distribution segment, with the remainder of revenue largely derived from services provided to independent third parties. Affiliated sales are concentrated in the second half of the fiscal year in alignment with the Peruvian avocado harvest season, which typically runs from April through August of each year. As a result, adjusted EBITDA for International Farming is generally concentrated in the third and fourth quarters of the fiscal year in alignment with sales.
Total segment sales in our International Farming segment increased $11.7 million or 22% in the three months ended July 31, 2021, due to higher fruit volumes resulting from improved harvest yields at the maturing orchards.
Segment adjusted EBITDA improved by $1.4 million in the three months ended July 31, 2021 to $17.0 million, primarily due to the revenue drivers noted above, partially offset by higher costs associated with strategic initiatives in farming maintenance and operations that are intended to drive yield enhancements.
Total segment sales in our International Farming segment increased $14.4 million or 24% in the nine months ended July 31, 2021, due to higher fruit volumes resulting from improved harvest yields at our maturing orchards.
Segment adjusted EBITDA improved by $5.3 million in the nine months ended July 31, 2021 to $15.9 million primarily due to the revenue and margin drivers noted above.

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

	Nine Months Ended July 31,
(In millions)	2021	2020
Net income	$28.0	$10.0
Depreciation and amortization	13.7	12.6
Equity method income	(4.2)	(1.6)
Impairment on equity method investment	—	21.2
Stock-based compensation	2.0	1.1
Deferred income taxes	4.8	(0.4)
Dividends received from equity method investees	1.7	1.7
Other	0.1	1.0
Changes in working capital	(30.9)	(12.7)
Net cash provided by operating activities	$15.2	$32.9
Net cash provided by operating activities decreased $17.7 million for the nine months ended July 31, 2021 compared to the respective period last year, reflecting unfavorable net change in working capital. Within working capital, unfavorable changes in inventory and accounts receivable were partially offset by favorable changes in grower payables. Changes in inventory were driven by a combination of a build-up of growing crop inventory in Peru, as well as higher per-unit cost of Mexican fruit on-hand compared to prior year. The growing crop increases were due primarily to higher per-acre farming costs to drive higher production yields. Additionally contributing to the build-up of crop inventory, a lower percentage of the estimated seasonal crop was harvested and sold as of July 31, 2021. Accounts receivable increases were due to a combination of higher sales volumes and rising sales prices during the period. Favorable changes in grower payables were correlated with the pricing increases experienced with Mexican inventory.

Investing activities

	Nine Months Ended July 31,
(In millions)	2021	2020
Purchases of property and equipment	$(61.3)	$(40.4)
Proceeds from sale of property, plant and equipment	2.3	0.1
Insurance proceeds for the replacement of property, plant and equipment	0.8	—
Investment in equity method investees	(0.2)	(2.9)
Loan repayments from equity method investees	1.5	—
Loans to equity method investees	(2.0)	—
Other	—	(0.2)
Net cash used in investing activities	$(58.9)	$(43.4)
Property, plant and equipment
In the nine months ended July 31, 2021, capital expenditures were concentrated in land improvements and orchard development in Peru and Guatemala, as well as finishing construction related to our new distribution and ripening facility in Laredo, Texas, which opened in May 2021. In the nine months ended July 31, 2020, capital expenditures were for farm development and packinghouse expansion in Peru, the purchase of farmland in California and early-stage construction costs for the Laredo facility.
In the nine months ended July 31, 2021, proceeds from the sale of property, plant and equipment were primarily from the sale of two multi-unit housing properties in California that had been used for housing seasonal avocado labor contractors. We also received insurance proceeds for property, plant and equipment damage sustained in our Dallas facility from a cold weather storm in February 2021. The proceeds have been reinvested in the rebuilding of the equipment.
Equity method investees
In the nine months ended July 31, 2021 and 2020, capital contributions to equity method investees were to our joint venture, Copaltas S.A.S., to support the purchase of additional farmland in Colombia. During the nine months ended July 31, 2021, we issued $2.0 million in loans to Copaltas to support the working capital needs of the entity. In addition, we received an installment payment of $1.5 million on our outstanding loan to Moruga during the nine months ended July 31, 2021.
Financing activities

	Nine Months Ended July 31,
(In millions)	2021	2020
Principal payments on long-term borrowings, capital leases and supplier financing	$(6.6)	$(6.5)
Dividends paid	—	(7.5)
Other	—	(1.9)
Net cash used in financing activities	$(6.6)	$(15.9)
Borrowings and repayments of debt
Principal payments on our term loans and other notes payable under our credit facility are made in accordance with debt maturity schedules under the facility.
Shareholders’ equity
We paid dividends of $0.12 per share during the nine months ended July 31, 2020. No dividends were paid during the nine months ended July 31, 2021.

Capital resources

(In millions)	July 31, 2021	October 31, 2020
Cash and cash equivalents	$70.9	$124.0
Working capital	156.3	170.2
Capital resources include cash flows from operations, cash and cash equivalents, and debt financing.
We have a syndicated credit facility with Bank of America, N.A., comprised of two term loans and a revolving credit facility (“revolver”) that provides up to $100 million in borrowings that will expire in October 2023. The credit facility also includes a swing line facility and an accordion feature which allows us to increase the borrowings by up to $125 million, with bank approval. We did not have any outstanding borrowings under the revolver as of July 31, 2021 and October 31, 2020. Interest on the revolver bears rates at a spread over LIBOR that varies with our leverage ratio. As of July 31, 2021 and October 31, 2020, interest rates on the revolver were 1.84% and 1.90%, respectively.
As of July 31, 2021, we were required to comply with the following financial covenants: (a) a quarterly consolidated leverage ratio of not more than 3.00 to 1.00 and (b) a quarterly consolidated fixed charge coverage ratio of not less than 1.50 to 1.00. As of July 31, 2021, our consolidated leverage ratio was 1.83 to 1.00 and our consolidated fixed charge coverage ratio was 2.40 to 1.00 and we were in compliance with all such covenants of the credit facility. The loans are secured by real property, personal property and the capital stock of our subsidiaries. We pay fees on unused commitments on the credit facility.
Commitments for capital expenditures
We have various capital projects in progress for farming expansion and facility improvements which we intend to fund through our operating cash flow. We expect to spend approximately $20 million on these projects in the fourth quarter of fiscal 2021.

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
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended July 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
The following updates the matter discussed in “Part I, Item 3. Legal Proceedings” in our Annual Report on Form 10-K for the year ended October 31, 2020:
On April 23, 2020, former Mission Produce, Inc. employees filed a class action lawsuit in the Superior Court of the State of California for the County of Los Angeles against us alleging violation of certain wage and labor laws in California, including failure to pay all overtime wages, minimum wage violations, and meal and rest period violations, among others. Additionally, on June 10, 2020, former Mission Produce, Inc. employees filed a class action lawsuit in the Superior Court of the State of California for the County of Ventura against us alleging similar violations of certain wage and labor laws. The plaintiffs in both cases seek damages primarily consisting of class certification and payment of wages earned and owed, plus other consequential and special damages. While the Company believes that it did not violate any wage or labor laws, it nevertheless decided to settle these class action lawsuits. In May 2021, the plaintiffs in both class action lawsuits and the Company agreed preliminarily to a comprehensive settlement to resolve both class action cases for a total of $0.8 million, which the Company recorded as a loss contingency in selling, general and administrative expenses in the condensed consolidated statements of comprehensive income during the three months ended April 30, 2021. This preliminary settlement is subject to approval by the applicable courts.
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
101
The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended July 31, 2021 formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Stockholders' Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.
X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				X

#	Previously filed
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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 13, 2021.

MISSION PRODUCE, INC.

/s/ Stephen J. Barnard
Stephen J. Barnard
Chief Executive Officer

/s/ Bryan E. Giles
Bryan E. Giles
Chief Financial Officer