Form 10-K
period 2021-10-31
Mission Produce, Inc.
filed 2021-12-22
CIK 1802974

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________
FORM 10-K
_____________

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 31, 2021
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
Securities registered pursuant to Section 12(g) of the Act: None

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes  ☒ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒
As of April 30, 2021, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $798 million, based on the closing price of the registrant’s common stock on the Nasdaq Global Select Market of $20.20 per share.
As of December 1, 2021, the registrant had 70,631,525 shares of common stock at $0.001 par value outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Certain sections of the registrant’s definitive proxy statement for the 2022 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K are incorporated by reference into Part III of this Form 10-K.

MISSION PRODUCE, INC.
TABLE OF CONTENTS

FORM 10-K
FISCAL YEAR 2021

FORWARD LOOKING STATEMENTS
This annual report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws, including the Private Securities Litigation Reform Act of 1995, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may”, “will”, “should”, “expects”, “plans”, “anticipates”, “could”, “intends”, “target”, “projects”, “contemplates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. We believe that these factors include, but are not limited to, the following:
•Risks related to our business, including: limitations regarding the supply of avocados, either through purchasing or growing; the loss of one or more of our largest customers or a reduction in the level of purchases by customers; doing business internationally, including Mexican and Peruvian economic, political and/or societal conditions; fluctuations in market prices of avocados; increasing competition; inherent farming risks; variations in operating results due to the seasonality of the business; general economic conditions; the effects of the COVID-19 pandemic, including resulting economic conditions; inflationary pressures and increases in costs of commodities or other products used in our business; food safety events and recalls of our products; changes to USDA and FDA regulations, U.S. trade policy, and/or tariff and import/export regulations; restrictions due to health and safety laws; significant costs associated with compliance with environmental laws and regulations; acquisitions of other businesses; the ability of our infrastructure to handle our business needs; supply chain failures or disruptions; disruption to the supply of reliable and cost-effective transportation; failure to recruit and retain key personnel and an adequate labor supply and lack of good employee relations; information system security risks, data protection breaches and systems integration issues; changes in privacy and/or information security laws, policies and/or contractual arrangements; material litigation or adverse governmental actions; failure to maintain or protect our brand; changes in tax rates or international tax legislation; and risks associated with our indebtedness.
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
We have based the forward-looking statements contained in this report primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations, prospects, business strategy and financial needs. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, assumptions and other factors described in “Item 1A. Risk Factors” and elsewhere in this report. These risks are not exhaustive. Other sections of this report include additional factors that could adversely impact our business and financial performance. Furthermore, new risks and uncertainties emerge from time to time and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this report. We cannot assure you that the results, events and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.
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
This annual report may also include trademarks, tradenames and service marks that are the property of the Company and also certain trademarks, tradenames and service marks that are the property of other organizations. Solely for convenience, trademarks and tradenames referred to in this annual report appear without the ® and ™ symbols, but those references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights, or that the applicable owner will not assert its rights, to these trademarks and tradenames.
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
•International Farming owns and operates orchards from which substantially all fruit produced is sold to our Marketing and Distribution segment. The segment’s farming activities range from cultivating early-stage plantings to harvesting from mature trees. The segment also earns service revenues for packing and processing for producers of other crops during the avocado off-harvest season. The International Farming segment is principally located in Peru, with smaller operations emerging in other areas of Latin America.
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
We also provide value-added services including ripening, bagging, custom packing and logistical management. In addition, we provide our customers with merchandising and promotional support, insights on market trends and hands-on training to assist with their retail sales of our avocados. For example, we operate category management, merchandising and packaging programs, such as our “Avocado Intel,” “Minis,” “Emeralds in the Rough,” “Ready,” “Size Minded,” “small but mighty,” “Jumbos—more to eat, more to love” and shelf-life extension programs, to promote the sale of avocados that might otherwise be underutilized, to identify ready-to-eat and various size avocados for consumers and to increase shelf life.
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
Supply chain and distribution network
Our global distribution network includes twelve forward distribution centers in North America, China and Europe that offer value-added services such as ripening, bagging, custom packing and logistical management. In fiscal 2021, we opened a mega distribution center in Laredo, Texas, improving our ability to efficiently distribute Mexican avocados throughout North America. Its strategic position near the Mexican border fosters enhanced customer service, increased flexibility and expanded capabilities for our customer base. Our network of distribution facilities puts us in close proximity to our customers, allowing us to better provide fruit on time and to specification, and to adapt to changing customer volume and ripeness needs. Within the United States, our distribution network enables the delivery of avocados within approximately eight hours or less. Internationally, we have distribution centers and investments in other distributors in Europe and Asia to serve the growing retail demand outside of the United States.
Before being forwarded to distribution centers, avocados are sorted and packed at one of our four state-of-art packing facilities in Mexico, Peru, and California, or by co-packers in various locations. Transportation logistics are managed across truck, ocean, air and rail platforms to bring product from their source to end markets. Proximity to growers enables us to develop stronger relationships, control the logistics of the supply chain from tree to packing, and export fruit from the country of origin faster.
Competition
We compete based on a variety of factors, including the appearance, taste, size, shelf life and overall quality of our products, price and distribution terms, the timeliness of our deliveries to customers and the availability of our products. The avocado and fresh produce business is highly competitive, and the effect of competition is intensified because our products are perishable. Competition over marketing fruit comes from competing producers and distributors. We also compete with smaller packers and marketers.
Resources
We source avocados primarily from Mexico, Peru, and California, as well as Colombia, Guatemala, South Africa, and Chile. Our diverse sourcing network mitigates the impact of potential geographical or grower-specific supply disruptions and optimizes our ability to fulfill year-round global demand. We do not have exclusive sourcing contracts with growers.
Third-party growers
We have relationships with thousands of third-party growers. Our large scale and long track record of working with growers contributes to strong existing relationships and facilitates new relationships with third-party growers.
Farming
In addition to purchasing avocados from third-party growers, we grow avocados on owned or leased land to further diversify our sourcing network and provide additional control over our supply. In Peru, we own farmland with developed orchards that are in various stages of maturity as well as undeveloped land that we intend to plant in future years. In fiscal 2020, we secured farmland under long term leases in Guatemala that we have begun to develop. We also invest in a joint venture in Colombia that owns land that is under development. After planting, our avocado trees begin to produce avocados in approximately three years and reach full production in approximately five to seven years, depending on location.
We are also involved in the farming of other products on a limited scale. We have planted mango orchards in Peru to enable us to realize synergies from labor and facility management during the avocado off-season. We have also invested in a blueberry farming joint venture, Moruga. While we do not market blueberries, our investment in Moruga further allows us to leverage labor and facility investments in Peru.
Research and development
We have a dedicated research and development department focused on finding new ways to innovate across our value chain. In 2021, we focused on the reduction of food waste and extending overall fruit-quality, tailored to our customers’ needs. Our International Farming segment also performs studies to innovate our farming practices, such as soil-analysis, test plots, and seed research. Total research and development expense was $0.4 million, $0.5 million, and $0.3 million for the years ended October 31, 2021, 2020, and 2019, respectively.
Intellectual property
We have registered or submitted registrations for certain trademarks with the United Stated Patent and Trademark Office and with the appropriate bodies in international jurisdictions, including the Mission tower logo design. In addition we have several issued patents that are not material to our business at this time.
Seasonality
The total sales and sales price of avocados fluctuates throughout the year due to variations in supply of avocados based on geographic location. For example, in California and Peru, the production of avocados peaks between April and August. In Mexico, avocados are harvested year-round, but production peaks between December through March. Although these geographical differences may lead to fluctuations in the purchase price of avocados, our diverse geographical avocado growth and production capabilities help us mitigate volatility in our access to supply of avocados. As a result of the volumes sourced from our farming operations in Peru, we realize a greater portion of our gross profit during the third and fourth quarters of our fiscal year.
Human Capital
As of October 31, 2021, we had approximately 2,800 employees located worldwide, 1,500 of which were located in Peru, 700 of which were located in Mexico, 400 of which were located in the U.S., and 200 in other regions such as Guatemala, Europe, and Canada. Due to the cyclical nature of avocado production, we also hire temporary and seasonal workers on our farms in Peru and packing houses in the U.S. to meet our needs.
For nearly four decades, we have remained rooted in honesty, respect, and loyalty. Globally, we support our people in the distinct ways needed according to their respective regions and environment and commit to treating every individual with dignity and respect by following our human rights declaration. We’ve made actionable goals to address the incorporation of Diversity, Equity, and Inclusion (“DE&I”) in our organization and industry by sponsoring and participating in certifications and trainings. Appointed teams continually work to improve the working conditions of our people through our Health and Safety program. Additionally, in fiscal year 2021, we reported a 93% global employee retention rate. Our social initiatives embody our core values: Fun, Innovative, Reliable, Successful, and Trustworthy. Our corporate culture embodies these values and, as a result, we believe we have a highly motivated and skilled workforce that is committed to the success of our business.

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
Available Information
Our corporate headquarters are located at 2710 Camino Del Sol, Oxnard, California, and our telephone number is (805) 981-3650. Our internet address is www.missionproduce.com. The information on or that can be accessed through our website is not incorporated by reference in this report.
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
Risks Related to Our Business
Our ability to generate revenues is limited by the supply of avocados and our ability to purchase or grow additional avocados.
Our ability to distribute avocados is limited by our ability to acquire supply from third-party growers and to produce on our own farms. With a limited number of avocado trees on our farms and on the farms from which we purchase, our ability to obtain supply from third parties and adapt to any changes in demand of our product is constrained. If we are unable to purchase sufficient volumes from third-party growers at acceptable prices or demand for our products were to increase in the future, we would need additional production capacity, which may take time, whether by purchasing additional fruit from third-party suppliers or by waiting for our younger avocado trees to bear fruit. These purchases may expose us to increases in short-term costs and additional production may expose us to additional long-term operating costs. If supply were to decrease dramatically in the future, whether as a result of damage to farms, inclement weather, drought, labor issues, or other problems, we may not be able to purchase sufficient fruit or prices could dramatically increase. The impact of the limited supply and increased prices could decrease our revenues or increase our costs of goods sold, which would harm our business and financial results.
The loss of one or more of our largest customers, or a reduction in the level of purchases made by these customers, could negatively impact our sales and profits.
Sales to our top 10 customers amounted to approximately 59%, 64%, and 60% of our net sales for the years ended October 31, 2021, 2020 and 2019, respectively. We expect that a significant portion of our revenues will continue to be derived from a relatively small number of customers. We believe these customers make purchase decisions based on a combination of price, product quality, consumer demand, customer service performance, desired inventory levels and other factors that may be important to them at the time the purchase decisions are made. Changes in our customers’ strategies or purchasing patterns, including a reduction or increase in the number of suppliers from which they purchase, may adversely affect our sales. Additionally, our customers may face financial or other difficulties which may impact their operations and cause them to reduce their level of purchases from us, which could adversely affect the results of operations. Customers also may respond to any price increase that we may implement by reducing their purchases from us, resulting in reduced sales of our products. If sales of our products to one or more of our largest customers are reduced, this reduction may have a material adverse effect on our business, financial condition, and results of operations. Any bankruptcy or other business disruption involving one of our significant customers also could adversely affect our results of operations.
We are subject to the risks of doing business internationally and our current international operations are subject to a number of inherent risks.
We conduct a substantial amount of business internationally, including: doing business with growers and customers who are located outside the United States; purchasing fruit from growers and packers in Mexico and other countries; owning or leasing thousands of acres of farms in other countries, operating packing facilities in Peru and Mexico, having farming joint ventures in Colombia and South Africa, operating sales and distribution offices in China and in Europe, and selling products to foreign customers. We also continually explore sourcing, distribution and sales opportunities in additional countries. Conducting business internationally exposes us to a variety of risks, including:
•Changes in legal or regulatory requirements affecting foreign investment, taxes, imports and exports or changes in or interpretations of foreign regulations that may adversely affect our ability to sell our products, repatriate profits to the United States or operate our foreign-located facilities;
•increased demands on our limited resources created by our operations may constrain the capabilities of our administrative and operational resources and restrict our ability to attract, train, manage and retain qualified management, technicians, scientists and other personnel;
•difficulties associated with staffing and managing foreign operations;
•multiple, conflicting and changing laws and regulations such as tariffs and tax laws, export and import restrictions, employment laws, regulatory requirements and other governmental approvals, permits and licenses;
•potential failure by us or third parties we rely on to obtain and/or maintain regulatory approvals for the sale or use of our products in various countries;
•difficulties in managing global operations;
•logistics and regulations associated with shipping products, including infrastructure conditions and transportation delays;
•financial risks, such as longer payment cycles, difficulty enforcing contracts and collecting accounts receivable, and exposure to currency exchange rate fluctuations;
•reduced protection for intellectual property rights, or lack of them in certain jurisdictions;
•economic weakness or instability, economic recessions, political and economic instability, including corruption, wars, terrorism and political unrest, outbreak of disease, boycotts, curtailment of trade and other business restrictions;
•failure to comply with the Foreign Corrupt Practices Act, including its books and records provisions and its anti-bribery provisions, by maintaining accurate information and control over sales activities and distributors’ activities;
•failure to comply with restrictions on the ability of companies to do business in foreign countries;
•restrictive U.S. and foreign governmental actions, such as restrictions on transfers of funds and trade protection measures, including import/export duties and quotas and customs duties and tariffs, or unexpected changes in tariffs, trade barriers and regulatory requirements;
•compliance with tax, employment, immigration and labor laws;
•taxes, including withholding of payroll taxes;
•currency fluctuations, which could result in increased operating expenses and reduced revenue, and other obligations incident to doing business in another country;

•workforce uncertainty in countries where labor unrest is more common than in the United States;
•production shortages or disruptions in supply, labor, transportation and trading; and
•business and shipping interruptions resulting from pandemics and natural or other disasters including earthquakes, volcanic activity, hurricanes, floods and fires.
Any of these risks, if encountered, could harm our international expansion and operations and, consequently, have an adverse effect on our financial condition, results of operations and cash flows.
Our business is also impacted by the negotiation and implementation of free trade agreements between the United States and other countries, particularly in Mexico, which is the largest source of our supply of avocados. Such agreements can reduce or increase barriers to international trade and thus affect the cost of conducting business internationally, including the cost of purchasing avocados.
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
A significant part of our farming operations are conducted in Peru. Accordingly, our business, financial condition or results of operations could be affected by changes in economic or other policies of the Peruvian government or other political, regulatory or economic developments in the country. During the past several decades, Peru has had a succession of regimes with differing policies and programs. Past governments have frequently intervened in the nation’s economy and social structure, and also faced money laundering and corruption issues. Among other actions, past governments have imposed controls on prices, exchange rates and local and foreign investments, as well as limitations on imports, have restricted the ability of companies to dismiss employees and have prohibited the remittance of profits to foreign investors.
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
Our results of operations may be adversely affected by numerous factors over which we have little or no control and that are inherent in farming, including reductions in the market prices for our products, adverse weather including drought, high winds, earthquakes and wildfires. Growing conditions, pest and disease problems and new government regulations regarding farming and the marketing of agricultural products can impose additional costs on, or make it more difficult to conduct, our business.
Due to the seasonality of the business, our revenue and operating results may vary from quarter to quarter and year to year.
Our earnings may be affected by seasonal factors, including:
•the availability, quality and price of fruit;
•the timing and effects of ripening and perishability;
•the ability to process perishable raw materials in a timely manner;
•fixed overhead costs during off-season months at our farms; and
•the impacts on consumer demand based on seasonal and holiday timing.
In particular, our farming operations in Peru are affected by seasonal factors, as the harvest in Peru is generally concentrated in the third and fourth fiscal quarters.
Our performance may be impacted by general economic conditions or an economic downturn.
An overall decline in economic activity could adversely impact our business and financial results. Economic uncertainty or inflationary pressures may reduce consumer spending as consumers make decisions on what to include in their food budgets. This could also result in a shift in consumer preference. Shifts in consumer spending could result in increased pressure from competitors or customers that may require us to increase promotional spending or reduce the prices of some of our products and/or limit our ability to increase or maintain prices, which could lower our revenue and profitability. Instability in financial markets may impact our ability, or increase the cost, to enter into new credit agreements in the future. Additionally, it may weaken the ability of our customers, suppliers, third-party distributors, banks, insurance companies and other business partners to perform their obligations in the normal course of business, which could expose us to losses or disrupt the supply of inputs we rely upon to conduct our business. If one or more of our key business partners fail to perform as expected or contracted for any reason, our business could be negatively impacted.
The ongoing COVID-19 pandemic, restrictions intended to prevent its spread and resulting worldwide economic conditions could adversely impact our business, financial condition and results of operations.
The ongoing COVID-19 pandemic, and restrictions intended to prevent its spread, have had a significant adverse impact on economic conditions around the world, including the United States and the geographic markets in which we operate or sell our products. The impact of the COVID-19 pandemic continues to evolve. Continued economic deterioration in the markets in which our products are sold, including unemployment, reductions in disposable income, declining consumer confidence, and perception of our products as non-essential, could result in future declines in the demand for our products. Going forward, the extent to which COVID-19 may impact our business will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the emergence of variants, the ultimate geographic spread of the disease, the duration of the outbreak, travel restrictions, mask and vaccine mandates, and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.
Should the coronavirus pandemic continue, our business operations could be further delayed or interrupted. For instance, if we experience a COVID-19 outbreak at our headquarters in Oxnard, California, the domestic or international farms from which we source fruit or our shipping and packing facilities, we may experience a decrease in labor availability from our employees. Government-imposed travel restrictions could also affect our supply and distribution chain. The spread of COVID-19 throughout the world has also created global economic uncertainty, which may cause potential customers and avocado consumers to closely monitor their costs and reduce their spending budget. Any of the foregoing could materially adversely affect our results of operations.
Inflationary pressures and increases in costs of commodities or other products we use in our business, such as fuel, packing, and paper, could adversely affect our operating results.
The price of various products that we use in shipping or distributing avocados can significantly affect our costs. Fuel and transportation costs are a significant cost component and make up a meaningful portion of the price of much of the fruit that we purchase from growers, and such costs have recently been increasing. There can be no assurance that we will be able to, or to what extent we can, pass on to our customers the increased costs we incur in these respects.
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
Food safety is a top priority, and we dedicate substantial resources to ensure that our customers enjoy safe, quality products. However, food safety events, including instances of food-borne illness, have occurred with avocados in the past, and could occur in the future. Food safety events at customers, whether or not they involve avocados, could adversely affect sales to those customers. In addition, customers who purchase our avocados for their food products could experience negative publicity, or experience a significant increase in food costs if there are food safety events. If such customers experience a decline in sales as a result of such food safety event, our results of operations would be adversely affected.
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
We are required to comply with health and safety laws and regulations in the United States, and in other countries where we do business and/or conduct our operations, including Peru and Mexico, and are subject to periodic inspections by the relevant governmental authorities. These laws and regulations govern, among others, health and safety work place conditions, including high risk labor and the handling, storage and disposal of chemical and other hazardous substances. Compliance with these laws and regulations and new or existing regulations that may be applicable to us in the future could increase our operating costs and adversely affect our financial results of operations and cash flows.
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
We intend to review acquisition and investment prospects that would complement our business. Future acquisitions by us could result in accounting charges, potentially dilutive issuances of equity securities, and increased debt and contingent liabilities, any of which could have a material adverse effect on our business and the market price of our common stock. Acquisitions entail numerous risks, including the integration of the acquired operations, diversion of management’s attention to other business concerns, risks of entering markets in which we have limited prior experience, assumption of liabilities and the potential loss of key employees of acquired organizations. We may be unable to successfully integrate businesses or the personnel of any business that might be acquired in the future, and our failure to do so could have a material adverse effect on our business and on the market price of our common stock. We may also not be able to achieve an attractive return on our investments.
We depend on our infrastructure to have sufficient capacity to handle our business needs.
We have an infrastructure that supports our production and distribution, but if we lose machinery or facilities due to natural disasters, mechanical failures, or other reasons, we may not be able to operate at a sufficient capacity to meet our needs. We will also continue to make investments in existing and new facilities to meet our needs. Any inability to have sufficient facilities, or loss or failure of facilities, could have a material adverse effect on our business, which could impact our results of operations and our financial condition.
Failure to optimize our supply chain or disruption of our supply chain could have an adverse effect on our business, financial condition and results of operations.
Our ability to make, move and sell products in coordination with our suppliers is critical to our success. Our inability to maintain sufficient internal production capacity or our inability to enter into co-packing arrangements on terms that are beneficial to the Company could have an adverse effect on our business. Failure to adequately handle increasing production costs and complexity, turnover of personnel, or production capability and efficiency issues could materially impact our ability to cost effectively produce our products and meet customer demand.
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
We use multiple forms of transportation to bring our products to market. They include sea, truck and air-cargo. Transportation costs include ship and truck operating expenses, using chartered refrigerated ships and trucks and container equipment related costs. Disruption to the timely supply of these services or dramatic increases in the cost of these services for any reason including availability of fuel or labor for such services, labor disputes, governmental regulation, or governmental restrictions limiting specific forms of transportation could have an adverse effect on our ability to serve our customers and consumers and could have an adverse effect on our financial performance.
In particular, as a result of increased shipping demand as economies and markets reopen and recover from the COVID-19 pandemic, the Company has experienced increases in transportation costs, decreases in the availability of shipping, and other global supply chain complexities, including labor shortages. Such complexities have and could continue to result in delays in customer shipments which may negatively impact our ability to recover costs, retain or attract customers, and/or sell our product effectively. It is possible that significant disruptions could occur and continue to put pressure on transportation and shipping infrastructure which could in turn cause continued increases in costs that we are unable to recover fully. The duration and magnitude of the increased transportation costs cannot be predicted at this time and there can be no assurances that such costs and/or shipping disruptions will not continue to increase.
To the extent that we experience increased costs, we may increase our prices, pass the increase along to customers, or otherwise take actions to offset the impacts. Further, competitive pressures and other factors may also limit our ability to quickly raise prices in response to increased costs. Accordingly, we may not be able to offset increased costs fully or at all, and there can be no assurances that increasing prices will fully mitigate the impact of these increases, which could adversely impact our results.
We depend on our key personnel and if we lose the services of any of these individuals, or fail to attract and retain additional key personnel, we may not be able to implement our business strategy or operate our business effectively.
Our future success largely depends on the contributions of our management team, including Stephen Barnard, our CEO. We believe that these individuals’ expertise and knowledge about our industry and their respective fields and their relationships with other individuals in our industry are critical factors to our continued growth and success. We have had departures of members of senior management and other members of senior management could depart the Company . This could have a material adverse effect on our business and prospects. Our success also depends upon our ability to attract and retain additional qualified sales, marketing and other personnel.
The operation of our facilities depends on adequate and affordable supply of labor and good labor relations with our employees.
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
Portions of our information technology infrastructure may also experience interruptions, delays or cessations of service or produce errors in connection with systems integration or migration work that takes place from time to time. We have experienced difficulties, and may not be successful in the future, with implementing new systems and transitioning data, which have and could cause business disruptions. These difficulties have resulted in and may result in increased costs, time consuming and resource-intensive remediation efforts to address issues, and disruption to the business. Such disruptions have and could adversely impact our ability to fulfill orders and interrupt other key business processes. Any delayed sales, lower profit or lost customers resulting from these disruptions could adversely affect our financial results, stock price and reputation.
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
Adverse results in material litigation or governmental inquiries and actions could have an adverse financial impact and an adverse impact on our business and financial condition.
We are involved in various legal proceedings arising in the ordinary course of business including, among other things, disputes related to employee matters such as our pending class action lawsuits, disputes with respect to vendors or business partners and clients, as well as inquiries or investigations from governmental agencies. Some proceedings against us involve claims that are substantial in amount and could divert management's attention from operations. These proceedings also may result in substantial monetary damages. Further, the legal actions and government investigations could damage our reputation with investors and adversely affect the trading prices of our securities.
Our business depends on a strong and trusted brand, and any failure to maintain, protect, and enhance our brand would have an adverse impact on our business.
Consumer and institutional recognition of the Mission Produce trademark and related brands and the association of these brands with our sourcing, production and distribution of fresh avocados, and mangos are an integral part of our business. The occurrence of any events or rumors that cause consumers and/or institutions to no longer associate these brands with our products and services may materially adversely affect the value of our brand names and demand for our products and services.
In addition, one registered trademark that we own has been opposed and the registered or unregistered trademarks or trade names that we own or may own in the future may be challenged, infringed, declared generic, or determined to be infringing on or dilutive of other marks. We may not be able to protect our rights in these trademarks and trade names, which we need in order to build name recognition with potential customers. Moreover, third parties have and others may file for registration of trademarks similar or identical to our trademarks; if they succeed in registering or developing common law rights in such trademarks, and if we are not successful in challenging such third-party rights, we may not be able to use these trademarks to develop brand recognition of our technologies and products. Furthermore, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of our registered or unregistered trademarks or trade names. If we are unable to establish name recognition based on our trademarks and trade names, we may not be able to compete effectively, which could have a material adverse effect on our business, financial condition, and results of operations.
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
Prior to our IPO in October 2020, there had been no public market for our common stock. Our common stock began trading on Nasdaq in October 2020, but we can provide no assurance that we will be able to maintain an active trading market for our common stock. Even if an active trading market is developed, it may not be sustained. The lack of an active market may impair your ability to sell your shares at the time you wish to sell them or at a price that you consider reasonable. An inactive market may also impair our ability to raise capital by selling shares and may impair our ability to acquire other businesses or technologies using our shares as consideration, which, in turn, could materially adversely affect our business. We may fail to comply with Nasdaq listing standards which could cause our stock to be delisted.
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
Our executive officers, directors and greater than 5% stockholders, in the aggregate, own approximately 43% of our outstanding common stock as of October 31, 2021. Furthermore, many of our current directors were appointed by our principal stockholders. As a result, such persons or their appointees to our Board of Directors, acting together, have the ability to control or significantly influence all matters submitted to our Board of Directors or stockholders for approval, including the appointment of our management, the election and removal of directors and approval of any significant transaction, as well as our management and business affairs. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation, takeover or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other stockholders.
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
As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company. We are subject to the reporting requirements of the Exchange Act, which require, among other things, that we file with the SEC, annual, quarterly and current reports with respect to our business and financial condition. In addition, the Sarbanes-Oxley Act, as well as rules subsequently adopted by the SEC and Nasdaq to implement provisions of the Sarbanes-Oxley Act, impose significant requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Further, pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the SEC has adopted additional rules and regulations in these areas, such as mandatory “say on pay” voting requirements. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, including with respect to environmental, social and governance (“ESG”) matters, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate.
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
Pursuant to Section 404 of Sarbanes-Oxley, our management is required to report upon the effectiveness of our internal control over financial reporting beginning with the annual report for our fiscal year ending October 31, 2021. Our independent registered public accounting firm is required to attest to the effectiveness of our internal control over financial reporting. The rules governing the standards that must be met for management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation. To comply with the requirements of being a reporting company under the Exchange Act, we have implemented additional financial and management controls, reporting systems and procedures; and hired additional accounting and finance staff. If we or, if required, our auditors are unable to conclude that our internal control over financial reporting is effective, investors may lose confidence in our financial reporting and the trading price of our common stock may decline.
There could be material weaknesses in our internal control over financial reporting in the future. Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition, results of operations or cash flows. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines we have a material weakness in our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, and we could be subject to sanctions or investigations by Nasdaq, the SEC or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.
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
Our amended and restated certificate of incorporation provides that, unless we consent in writing to the selection of an alternative form, the Chancery Court of the State of Delaware (or, in the event that the Chancery Court does not have jurisdiction, the federal district court for the District of Delaware or other state courts of the State of Delaware) shall, to the fullest extent permitted by law, be the sole and exclusive forum for: (i) any derivative action, suit or proceeding brought on our behalf; (ii) any action, suit or proceeding asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or stockholders owed to us or our stockholders; (iii) any action, suit or proceeding asserting a claim against us arising pursuant to any provision of the Delaware General Corporation Law, our amended and restated certificate of incorporation or our bylaws (as either may be amended from time to time); or (iv) any action, suit or proceeding asserting a claim against us governed by the internal affairs doctrine. We believe this provision benefits us by providing increased consistency in the application of Delaware law by chancellors particularly experienced in resolving corporate disputes, efficient administration of cases on a more expedited schedule relative to other forums and protection against the burdens of multi-forum litigation.
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
Risks Related to Our Indebtedness
We are subject to a number of restrictive covenants under our credit facility, which could affect our flexibility to fund ongoing operations, uses of capital and strategic initiatives, and, if we are unable to maintain compliance with such covenants, it could lead to significant challenges in meeting our liquidity requirements and acceleration of our debt.
The terms of our credit facility contain a number of restrictive covenants, including customary operating restrictions that limit our ability to engage in such activities as borrowing and making investments, capital expenditures and distributions on our capital stock, and engaging in mergers, acquisitions and asset sales. We are also subject to customary financial covenants, including a leverage ratio and a fixed coverage ratio. These covenants restrict the amount of our borrowings, reducing our flexibility to fund ongoing operations and strategic initiatives. These borrowing arrangements are described in more detail in “Liquidity and Capital Resources” under Part II, Item 7 and in Note 5 to the Consolidated Financial Statements under Part II, Item 8 of this Annual Report. Compliance with some of these covenants is based on financial measures derived from our operating results. If economic conditions deteriorate, we may experience material adverse impacts to our business and operating results, such as through reduced customer demand and inflation. A decline in our business could make us unable to maintain compliance with these financial covenants, in which case we may be restricted in how we manage our business and deploy capital, including by limiting our ability to make acquisitions and dispositions and pay dividends. In addition, if we are unable to maintain compliance with our financial covenants or otherwise breach the covenants that we are subject to under our credit facility, our lenders could demand immediate payment of amounts outstanding and we would need to seek alternate financing sources to pay off such debts and to fund our ongoing operations. Such financing may not be available on favorable terms, if at all. In addition, our term loans are secured by real property, personal property and the capital stock of our subsidiaries. If we cannot repay all amounts that we have borrowed under our term loans, our lenders could proceed against our assets.

Item 1B.        Unresolved Staff Comments
None.

Item 2.        Properties
Our principal operating, distribution and packing facilities as of October 31, 2021 were as follows:

Location	Type	Reportable Segment	Owned or Leased
North America:
Laredo, Texas	Distribution	Marketing & Distribution	Owned
Oxnard, California	Distribution, packing	Marketing & Distribution	Owned
Swedesboro, New Jersey	Distribution	Marketing & Distribution	Leased
Portland, Oregon	Distribution	Marketing & Distribution	Leased
Atlanta, Georgia	Distribution	Marketing & Distribution	Leased
Denver, Colorado	Distribution	Marketing & Distribution	Leased
Chicago, Illinois	Distribution	Marketing & Distribution	Leased
Calgary, Alberta, Canada	Distribution	Marketing & Distribution	Leased
Dallas, Texas	Distribution	Marketing & Distribution	Leased
Toronto, Ontario, Canada	Distribution	Marketing & Distribution	Leased
Oxnard, California	Corporate headquarters	Marketing & Distribution	Leased
Other:
Breda, the Netherlands	Distribution	Marketing & Distribution	Leased
Virú, Peru	Packing	International Farming	Owned
Uruapan, Mexico	Packing	Marketing & Distribution	Owned
Zamora, Mexico	Packing	Marketing & Distribution	Owned
Trujillo, Peru	Administrative	International Farming	Leased
Lima, Peru	Administrative, sales	International Farming	Leased
We own/lease approximately 12,000 acres of land under our farming operations. Our principal farming properties as of October 31, 2021 were as follows:

Location	Type	Reportable Segment	Owned or Leased
Olmos, Peru	Land	International Farming	Owned
Virú, Peru	Land	International Farming	Owned
Santa Rosa, Guatemala	Land	International Farming	Leased
We believe that our facilities are adequate to meet our current needs, and that suitable additional alternative spaces will be available in the future on commercially reasonable terms, if required. For additional information, see Note 6 of this annual report on Form 10-K.

Item 3.        Legal Proceedings
We are from time to time involved in legal proceedings and investigations arising in the ordinary course of business, including those relating to employment matters, relationships with clients and contractors, intellectual property disputes and other business matters.
On April 23, 2020, former Mission Produce, Inc. employees filed a class action lawsuit in the Superior Court of the State of California for the County of Los Angeles against us alleging violation of certain wage and labor laws in California, including failure to pay all overtime wages, minimum wage violations, and meal and rest period violations, among others. Additionally, on June 10, 2020, former Mission Produce, Inc. employees filed a class action lawsuit in the Superior Court of the State of California for the County of Ventura against us alleging similar violations of certain wage and labor laws. The plaintiffs in both cases seek damages primarily consisting of class certification and payment of wages earned and owed, plus other consequential and special damages. While the Company believes that it did not violate any wage or labor laws, it nevertheless decided to settle these class action lawsuits. In May 2021, the plaintiffs in both class action lawsuits and the Company agreed preliminarily to a comprehensive settlement to resolve both class action cases for a total of $0.8 million, which the Company recorded as a loss contingency in selling, general and administrative expenses in the consolidated statements of comprehensive income during the three months ended April 30, 2021. The parties executed a stipulation of settlement agreement on such terms in November 2021. This preliminary settlement is subject to approval by the applicable courts.
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
None.

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
Holders of Common Stock
We had 34 shareholders of record of our common stock as of December 1, 2021. This number was derived from our shareholder records and does not include holders of our common stock whose shares are held in the name of various dealers, clearing agencies, banks, brokers and other fiduciaries.
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
Comparative Stock Performance Graph
The following performance graph shows a comparison from October 1, 2020 (the date our common stock commenced trading on the Nasdaq Global Market) through October 29, 2021, of the cumulative total return for our common stock, the Nasdaq Composite Total Return Index, and the Nasdaq US Smart Food & Beverage Total Return Index. The graph assumes $100 was invested on October 1, 2020 in Mission Produce common stock, or the respective indices, with the associated plots indicating the relative performance as of the last day of trading prior to the fiscal year end date.

	10/1/2020	10/30/2020	10/29/2021
Mission Produce, Inc.	100.0	95.6	137.6
Nasdaq Composite Total Return Index	100.0	96.3	136.8
Nasdaq US Smart Food & Beverage Total Return Index	100.0	99.2	121.2

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
Not applicable.

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
We have two operating segments, which are also reporting segments. These reporting segments are Marketing and Distribution and International Farming. Our Marketing and Distribution reporting segment primarily sources fruit from growers and then distributes the fruit through our global distribution network. Our International Farming segment owns and operates orchards from which substantially all fruit produced is sold to our Marketing and Distribution segment. The segment’s farming activities range from cultivating early-stage plantings to harvesting from mature trees. The segment also earns service revenues for packing and processing for producers of other crops during the avocado off-harvest season. The International Farming segment is principally located in Peru, with smaller operations emerging in other areas of Latin America.
Recent developments
In fiscal 2021, we completed one of our major capital projects, a new mega-distribution center in Laredo, Texas. Serving as a major hub for avocados coming from Mexico into the United States, the 262,000-square-foot facility is positioned to funnel product into the rest of the distribution centers in Mission’s advanced network. The facility is designed with state-of-the-art refrigeration, ripening rooms and pallet cooling capabilities, and has the capability to provide logistics support and transportation services, in addition to cold storage, bagging operations and packing for external enterprises, which we anticipate will generate additional revenue and value for the Company. Mission’s Laredo mega center is positioned to strengthen the Company’s advantage in the avocado sector and is expected to increase its third-party storage and distribution capabilities for others in the produce industry, improve ability to efficiently distribute Mexican avocados throughout North America and expedite transportation times.
In our International Farming segment, we have made significant investments this year in orchard development and land improvements in Guatemala and Peru. Our expansion into Guatemala will diversify our sourcing mix on owned fruit. After planting, our avocado trees begin to produce avocados in approximately three years and reach full production in approximately five to seven years, depending on location.

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

	Year Ended October 31,
	2021		2020		2019
(In millions, except percentages)	Dollar	%	Dollar	%	Dollar	%
Net sales	$891.7	100.0%	$862.3	100.0%	$883.3	100.0%
Cost of sales	767.2	86.0%	737.7	85.6%	728.6	82.5%
Gross profit	124.5	14.0%	124.6	14.4%	154.7	17.5%
Selling, general and administrative expenses	63.6	7.1%	56.2	6.5%	48.2	5.5%
Operating income	60.9	6.8%	68.4	7.9%	106.5	12.1%
Interest expense	(3.7)	(0.4)%	(6.7)	(0.8)%	(10.3)	(1.2)%
Equity method income	7.5	0.8%	4.0	0.5%	3.4	0.4%
Impairment on equity method investment	—	—%	(21.2)	(2.5)%	—	—%
Other income (expense), net	1.3	0.1%	(0.7)	(0.1)%	(3.6)	(0.4)%
Income before income taxes	66.0	7.4%	43.8	5.1%	96.0	10.9%
Provision for income taxes	21.1	2.4%	15.0	1.7%	24.3	2.8%
Net income	$44.9	5.0%	$28.8	3.3%	$71.7	8.1%
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

	Year Ended October 31,
(In millions)	2021	2020	2019
Net sales:
Marketing and Distribution	$872.0	$846.9	$873.7
International Farming	19.7	15.4	9.6
Total net sales	$891.7	$862.3	$883.3
Net sales increased $29.4 million or 3% in fiscal year 2021 compared to fiscal year 2020, primarily due to a 5% increase in avocado volume sold, partially offset by a 2% decrease in average per-unit avocado sales prices, both of which were driven by increased supply from Mexico and Peru. Higher volumes and lower pricing were concentrated in the first half of the fiscal year when Mexico was the country of origin for the majority of the fruit sold.

Net sales decreased $21.0 million or 2% in fiscal year 2020 compared to fiscal year 2019 primarily due to a 12% decrease in average per unit sales prices partially offset by an 11% increase in volume. Average price decreases were concentrated in the second half of fiscal year 2020 primarily due to strong industry supply relative to prior year in California and Peru related to weather conditions.
Gross profit
Cost of sales is composed primarily of avocado procurement costs from independent growers and packers, logistics costs, packaging costs, labor, costs associated with cultivation (the cost of growing crops), harvesting and depreciation. Avocado procurement costs from third-party suppliers can vary significantly between and within fiscal years and correlate closely with market prices for avocados. While we have long-standing relationships with our growers and packers, we predominantly purchase fruit on a daily basis at market rates. As such, the cost to procure products from independent growers can have a significant impact on our costs.
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

	Year Ended October 31,
	2021	2020	2019
Gross profit (in millions)	$124.5	$124.6	$154.7
Gross profit as a percentage of net sales	14.0%	14.4%	17.5%
Gross profit was nearly flat in fiscal year 2021 compared to fiscal year 2020 at $124.5 million, and gross profit percentage decreased by 40 basis points to 14.0% of revenue. The declines were due to lower per-unit margins related to sourcing of Californian and Mexican fruit, which were exacerbated by lower industry volumes from the California market as well as smaller fruit sizes from the Mexican market. Additionally, gross margin was impacted by incremental infrastructure costs related to our new Laredo facility within the Marketing & Distribution segment, which is still in the process of ramping up utilization. Gross margin was also negatively impacted by widespread port delays in the fourth quarter, which created quality issues related to the extended age of inventory on late-season fruit which impacted sales returns. These impacts were substantially offset by higher volume of avocados sold from Company-owned farms within our International Farming segment compared to prior year, which had lower per-unit cost than fruit purchased from third-party growers. Gross profit percentage will fluctuate based upon per-unit sales price levels.
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
Selling, general and administrative expenses
Selling, general and administrative expenses primarily include the costs associated with selling, professional fees, general corporate overhead and other related administrative functions.

	Year Ended October 31,
(In millions)	2021	2020	2019
Selling, general and administrative expenses	$63.6	$56.2	$48.2
Selling, general and administrative expenses increased $7.4 million or 13% in fiscal year 2021 compared to fiscal year 2020 due primarily to higher professional fees and higher liability insurance premiums associated with being a public company and the change in SEC filer status from an emerging growth company to a large accelerated filer on October 31, 2021. Other factors included an increase in rent expense in conjunction with our move to our new corporate headquarters in February 2021, and a legal settlement contingency of $0.8 million, partially offset by a $0.9 million gain from an insurance settlement, net of asset impairment and disposals.
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

	Year Ended October 31,
(In millions)	2021	2020	2019
Interest expense	$3.7	$6.7	$10.3
Interest expense decreased $3.0 million or 45% in fiscal year 2021 compared to fiscal year 2020 due to a combination of lower interest rates and lower average principal balances. A substantial portion of our debt has variable interest rates that are based on LIBOR, which has declined significantly since the first half of fiscal year 2020.
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
Equity method income
Our material equity method investees include Henry Avocado (“HAC”), Mr. Avocado, Moruga, and Copaltas.

	Year Ended October 31,
(In millions)	2021	2020	2019
Equity method income	$7.5	$4.0	$3.4
Impairment on equity method investment	—	(21.2)	—
Equity method income increased $3.5 million or 88% in in fiscal year 2021 compared to fiscal year 2020, driven by higher earnings from investments in Moruga and HAC. Moruga’s earnings increased due to higher blueberry volume attributed to improved yields and better pricing returns. HAC’s earnings increased due to higher per-unit margins. The impact of COVID-19 related stay at-home orders that went into effect in March 2020 were more profound to HAC due to their heavier concentration of foodservice customers.
Equity method income increased $0.6 million or 18% in fiscal year 2020 compared to fiscal year 2019 due to earnings increases from Moruga due to the timing of blueberry harvests in Peru, partially offset by a decrease in earnings from Henry Avocado.

During the second quarter of fiscal 2020, industry wide production information regarding the 2019-2020 blueberry harvest in Peru became available, indicating that there is greater competition and expansion by competitors than what we were previously expecting. We believed that the increase in supply due to expansion would result in a reduction in pricing over the long-term. As a result of this factor, among others, we lowered our long-term revenue and profitability forecasts of Moruga during the second quarter of fiscal 2020, and concluded that the reduction in the forecasted revenues was an indicator of impairment. As a result, we tested our investment in Moruga for impairment and concluded that the estimated fair value of the investment in Moruga was less than the carrying value of the investment. Due to the change in long-term pricing and revenue expectations, we concluded that the impairment is other-than-temporary. We recorded an impairment charge of $21.2 million to reduce the carrying balance of the investment to its estimated fair value of $22.2 million during the second quarter of fiscal 2020.
Other income (expense), net
Other income (expense), net consists of interest income, currency exchange gains or losses, interest rate derivative gains or losses and other miscellaneous income and expense items.

	Year Ended October 31,
(In millions)	2021	2020	2019
Other income (expense), net	1.3	(0.7)	(3.6)
Other income in fiscal year 2021 was $1.3 million, compared to other expense of $0.7 million in fiscal year 2020. The $2.0 million change was primarily due to losses on interest rate swaps in the prior year, driven by market movements in short-term interest rates, partially offset by the effect of foreign currency loss in the current year compared to gains in the previous year. The significant weakening of the Mexican peso relative to the U.S. dollar and the substantial reduction in LIBOR in fiscal 2020 were correlated with the COVID-19 pandemic.
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

	Year Ended October 31,
	2021	2020	2019
Provision for income taxes (in millions)	$21.1	$15.0	$24.3
Effective tax rate	32.0%	34.2%	25.3%
The provision for income taxes increased $6.1 million or 41% in fiscal year 2021 compared to fiscal year 2020, primarily due to remeasurement of our deferred tax balances in Peru due to the enactment of tax rate changes for future years. The effective tax rate decreased by 2.2% in fiscal year 2021 over fiscal year 2020. The decrease was primarily due to the nondeductible impairment of Moruga in fiscal year 2020, partially offset by increases in the Peruvian tax rates. On December 30, 2020, Peru enacted tax law repealing current tax law which provided benefits to agribusiness entities. The new law will subject us to higher Peruvian corporate income tax rates than our current rate of 15% as follows: 20% for calendar years 2023 to 2024, 25% for calendar years 2025 to 2027, and 29.5% thereafter. We remeasured our deferred tax balances based on the applicable tax rate in the year the deferred balances are expected to reverse. The increase to the net deferred tax liability for the change in Peruvian tax rate resulted in a $5.4 million increase to tax expense in fiscal year 2021.
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
Segment Results of Operations
Our CEO evaluates and monitors segment performance primarily through segment sales and segment adjusted earnings before interest expense, income taxes and depreciation and amortization (“adjusted EBITDA”). We believe that adjusted EBITDA by segment provides useful information for analyzing the underlying business results as well as allowing investors a means to evaluate the financial results of each reportable segment in relation to the Company as a whole. These measures are not in accordance with, nor are they a substitute for or superior to, the comparable GAAP financial measures.
Adjusted EBITDA refers to net income (loss), before interest expense, income taxes, depreciation and amortization expense, stock-based compensation expense, other income (expense), and income (loss) from equity method investees, further adjusted by asset impairment and disposals, net of insurance recoveries, legal settlement, farming costs for nonproductive orchards (which represents land lease costs), and any special, non-recurring, or one-time items such as impairments that are excluded from the results the CEO reviews uses to assess segment performance and results.

Net sales

	Year Ended October 31,
	2021			2020			2019
(In millions)	Marketing & Distribution	International Farming	Total	Marketing & Distribution	International Farming	Total	Marketing & Distribution	International Farming	Total
Third party sales	$872.0	$19.7	$891.7	$846.9	$15.4	$862.3	$873.7	$9.6	$883.3
Affiliated sales	—	84.9	84.9	—	66.4	66.4	—	80.7	80.7
Total segment sales	$872.0	$104.6	$976.6	$846.9	$81.8	$928.7	$873.7	$90.3	$964.0
Intercompany eliminations	—	(84.9)	(84.9)	—	(66.4)	(66.4)	—	(80.7)	(80.7)
Total net sales	$872.0	$19.7	$891.7	$846.9	$15.4	$862.3	$873.7	$9.6	$883.3
Adjusted EBITDA

	Year Ended October 31,
(In millions)	2021	2020	2019
Marketing & Distribution adjusted EBITDA	$51.4	$68.2	$88.0
International Farming adjusted EBITDA	33.9	23.3	35.0
Total reportable segment adjusted EBITDA	85.3	91.5	123.0
Net income	44.9	28.8	71.7
Interest expense	3.7	6.7	10.3
Provision for income taxes	21.1	15.0	24.3
Depreciation and amortization	20.4	18.1	16.5
Equity method income	(7.5)	(4.0)	(3.4)
Stock-based compensation	2.6	5.0	—
Other (income) expense, net	(1.3)	0.7	3.6
Impairment on equity method investment	—	21.2	—
Legal settlement	0.8	—	—
Asset impairment and disposals, net of insurance recoveries	(0.2)	—	—
Farming costs for nonproductive orchards	0.8	—	—
Total adjusted EBITDA	85.3	91.5	123.0
Marketing and Distribution
Net sales in our Marketing and Distribution segment increased $25.1 million or 3% in fiscal year 2021 compared to fiscal year 2020, due to the same drivers impacting consolidated revenue.
Segment adjusted EBITDA decreased $16.8 million or 25% in fiscal year 2021 compared to fiscal year 2020 due to lower gross margins and higher selling, general and administrative expenses. Gross margin was impacted by tighter per-unit margins related to the sourcing of Californian and Mexican fruit, which were exacerbated by smaller industry volumes within the California market as well as smaller fruit sizes within the Mexican market. Additionally, gross margin was pressured by incremental infrastructure costs related to our new Laredo facility, which is still in the process of ramping up utilization. Selling, general and administrative expenses increased due to the same factors as described above.
Net sales decreased $26.8 million or 3% in fiscal year 2020 compared to fiscal year 2019 primarily due to a 12% decrease in average per unit sales prices partially offset by an 11% increase in volume. Average price decreases were concentrated in the second half of fiscal year 2020 primarily due to strong industry supply in California and Peru, relative to prior year.
Adjusted EBITDA decreased $19.8 million or 23% in fiscal year 2020 over fiscal year 2019 primarily due to lower gross profit per pound of avocados sold. The decrease in gross margin was due primarily to the benefit of lower third-party fruit costs during the first quarter of fiscal year 2019. The market conditions experienced in the prior year period were non-recurring in nature, as customer prices remained steady despite significant declines in fruit costs due to the instability of supply from Mexico.
International Farming
Substantially all sales of fruit from our International Farming segment are to the Marketing and Distribution segment, with the remainder of revenue largely derived from services provided to third parties. Affiliated sales are concentrated in the second half of the fiscal year in alignment with the Peruvian avocado harvest season, which typically runs from April through August of each year. As a result, adjusted EBITDA for International Farming is generally concentrated in the third and fourth quarters of the fiscal year in alignment with sales.
Total segment sales in our International Farming segment increased $22.8 million or 28% in fiscal year 2021 compared to fiscal year 2020, due to a 33% increase in fruit volumes resulting from improved harvest yields at our maturing orchards, partially offset by a 3% decrease in average sales prices. Net sales increased $4.3 million or 28% in fiscal year 2021 compared to fiscal year 2020, primarily due to higher packing and processing service revenue for third-party growers.
Segment adjusted EBITDA increased $10.6 million or 45% in fiscal year 2021 compared to fiscal year 2020, primarily due to the revenue drivers noted above.
Total segment sales decreased $8.5 million or 9% in fiscal year 2020 compared to fiscal year 2019 primarily due to lower per unit sales pricing on the sale of avocados. Average sales prices declined by 24%, driven by strong industry supply during the harvest window which was concentrated in the second half of the fiscal year. The impact of lower sales pricing was partially offset by a 20% increase in volume harvested during fiscal year 2020. Volume increases were driven by improved production yields resulting from maturity of our avocado orchards. Net sales in our International Farming segment increased $5.8 million or 60% in fiscal year 2020 compared to fiscal year 2019 primarily due to higher packing and processing service revenues provided to third-party growers driven by their higher volumes.
Adjusted EBITDA decreased $11.7 million or 33% in fiscal year 2020 compared to fiscal year 2019 primarily due to lower sales which was driven by lower pricing during the second half of fiscal year 2020. Adjusted EBITDA for International Farming is generally concentrated in the third and fourth quarters of our fiscal year in alignment with the harvest season for avocados in Peru.

Liquidity and Capital Resources
Operating activities

	Year Ended October 31,
(In millions)	2021	2020	2019
Net income	$44.9	$28.8	$71.7
Depreciation and amortization	20.4	18.1	16.5
Equity method income	(7.5)	(4.0)	(3.4)
Noncash lease expense	4.3	—	—
Impairment on equity method investment	—	21.2	—
Stock-based compensation	2.6	5.0	—
Dividends received from equity method investees	1.7	1.7	1.4
Deferred income taxes	8.8	(1.0)	0.6
Other	(0.5)	1.2	4.0
Change in working capital	(27.7)	7.9	1.8
Net cash provided by operating activities	$47.0	$78.9	$92.6
Net cash provided by operating activities decreased $31.9 million for fiscal year 2021 compared to fiscal year 2020, reflecting unfavorable net change in working capital. Within working capital, unfavorable changes in accounts receivable and inventory, were partially offset by favorable changes in grower payables. Accounts receivable increases were due to rising per-unit sales prices during the year. Changes in inventory were driven by a combination of higher farm related inventory in Peru, as well as higher per-unit cost of Mexican fruit on-hand compared to prior year. The increases in farm related inventory were due primarily to growth in productive acreage and higher on-hand quantities of fruit at the end of the year due to the extension of the harvest season combined with port delays. Favorable changes in grower payables were correlated with the pricing increases experienced with Mexican inventory.
Net cash provided by operating activities decreased $13.7 million in fiscal year 2020 compared to fiscal year 2019, reflecting lower net income, favorable net change in working capital, and higher stock-based compensation expense. Within working capital, favorable changes in inventory and trade accounts receivables were partially offset by unfavorable changes in grower payables and miscellaneous receivables. The decrease in pricing on third-party fruit during the second half of fiscal year 2020 resulted in lower revenue and lower cost-basis, resulting in lower trade accounts receivable and inventory balances, as well as lower grower payables balances as of October 31, 2020. Changes in miscellaneous receivables were largely due to change in value-added tax (“VAT”) receivable, which is correlated with the timing of material purchases and claim activity. We also experienced an increase in other assets attributable to implementation costs associated with cloud-based computing software solutions.

Investing activities

	Year Ended October 31,
(In millions)	2021	2020	2019
Purchases of property and equipment	$(73.4)	$(67.3)	$(29.7)
Proceeds from sale of property, plant and equipment	2.4	3.0	0.1
Insurance proceeds for the replacement of property, plant and equipment	1.1	—	—
Investment in equity method investees	(0.2)	(3.4)	(1.9)
Loans to equity method investees	(2.0)	—	—
Loan repayments from equity method investees	1.5	—	—
Other	0.3	—	0.8
Net cash used in investing activities	$(70.3)	$(67.7)	$(30.7)
Property, plant and equipment
In both fiscal years 2021 and 2020, capital expenditures were primarily for the construction of the Laredo facility, which was completed in mid-fiscal 2021, and land improvements and orchard development in Peru and Guatemala.
In both fiscal years 2021 and 2020, proceeds from the sale of property, plant and equipment were primarily from the sale of multi-unit housing properties in California that had been used for housing seasonal avocado labor contractors.

In fiscal year 2021, we received insurance proceeds for property, plant and equipment damage sustained in our Dallas facility from a cold weather storm in February 2021. The proceeds have been invested in the rebuilding of the equipment.
Equity method investees
In fiscal years 2021 and 2020, capital contributions to equity method investees were to our joint venture, Copaltas S.A.S., to support the purchase of additional farmland in Colombia. In fiscal year 2021, we issued $2.0 million in loans to Copaltas to support the working capital needs of the entity. In addition, we received an installment payment of $1.5 million on our outstanding loan to Moruga during fiscal year 2021.
Financing activities

	Year Ended October 31,
(In millions)	2021	2020	2019
Proceeds from issuance of common stock in public offering, net of issuance costs	$—	$78.1	$—
Borrowings on revolving credit facility	—	14.0	45.0
Payments on revolving credit facility	—	(14.0)	(51.0)
Principal payments on long-term debt obligations	(10.5)	(6.3)	(14.2)
Principal payments on finance lease obligations	(1.2)	(0.9)	(0.4)
Payment for debt extinguishment costs	(0.1)	—	—
Payments for long-term supplier financing	—	(5.8)	—
Dividends paid	—	(13.0)	(5.6)
Proceeds from exercise of stock options	0.2	—	—
Repayment of stock option notes receivable	0.1	0.1	0.3
Debt issuance costs	—	(0.2)	—
Purchase and retirement of stock	—	(1.9)	(0.9)
Net cash (used in) provided by financing activities	$(11.5)	$50.1	$(26.8)
IPO
Net proceeds from our IPO in October 2020 were $78.1 million, after deducting underwriting discounts and issuance costs. We intend to use the proceeds for growth-related capital expenditures, working capital and other general corporate purposes, which may include the repayment of indebtedness, and funding future acquisitions (if any).
Borrowings and repayments of debt
We utilize a revolving line of credit for short-term working capital purposes. Principal payments on our term loans and other notes payable are made in accordance with debt maturity schedules. During the year ended October 31, 2021, we repaid outstanding principal of $3.0 million on a note payable earlier than its scheduled maturity.

Shareholders’ equity

No dividends were paid in fiscal year 2021. We paid dividends of $0.21 per share in fiscal year 2020 compared to $0.09 per share in fiscal year 2019.
Capital resources

	October 31,
(In millions)	2021	2020
Cash and cash equivalents	$84.5	$124.0
Working capital	157.9	170.2
Capital resources include cash flows from operations, cash and cash equivalents, and debt financing.
We have a syndicated credit facility with Bank of America, N.A., comprised of two term loans and a revolving credit facility (“revolver”) that provides up to $100 million in borrowings that will expire in October 2023. The credit facility also includes a swing line facility and an accordion feature which allows us to increase the borrowings by up to $125 million, with bank approval. We did not have any outstanding borrowings under the revolver as of October 31, 2021 and 2020. Interest on the revolver bears rates at a spread over LIBOR that varies with our leverage ratio. As of October 31, 2021 and 2020, interest rates on the revolver were 1.84% and 1.90%, respectively.
As of October 31, 2021, we were required to comply with the following financial covenants: (a) a quarterly consolidated leverage ratio of not more than 2.75 to 1.00 and (b) a quarterly consolidated fixed charge coverage ratio of not less than 1.50 to 1.00. As of October 31, 2021, our consolidated leverage ratio was 1.26 to 1.00 and our consolidated fixed charge coverage ratio was 2.52 to 1.00 and we were in compliance with all such covenants of the credit facility. The loans are secured by real property, personal property and the capital stock of our subsidiaries. We pay fees on unused commitments on the credit facility.
Material cash requirements
Capital expenditures
We have various capital projects in progress for farming expansion and facility improvements which we intend to fund through our operating cash flow as well as cash and cash equivalents on hand.
Leases
We are party to various operating leases for facilities, land, and equipment. As of October 31, 2021, our undiscounted cash liabilities for operating leases were $74.9 million, with maturities ranging up through fiscal 2048. We also have a small number of finance leases, with undiscounted cash liabilities of $3.9 million, due up through 2024. See Note 6 “Leases,” to the consolidated financial statements for more information.
Long-term Debt
As of October 31, 2021, remaining maturities on our term loans and notes were $164.3 million. See Note 5 “Debt,” to the consolidated financial statements for more information.
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
Investments. We maintain investments in other fruit growers, packers and distributors. These investments are accounted for under the equity method of accounting when we have the ability to exercise significant influence, but not control, over the investee. Significant influence generally exists when we have an ownership interest representing between 20% and 50% of the voting stock of the investee. Under the equity method of accounting, investments are stated at initial cost and are adjusted for subsequent additional investments and our proportionate share of earnings or losses and distributions. We review our investments for other-than temporary-impairment (“OTTI”) on a quarterly basis, or earlier if indicators of impairment arise. If an impairment of an equity method investment is determined to be other than temporary, we would record OTTI sufficient to reduce the investment’s carrying value to its fair value, which results in a new cost basis in the investment. The primary factors we consider in our determination of whether declines in fair value are other-than-temporary are the length of time that the fair value of the investment is below our carrying value; the severity of the decline; and the financial condition, operating performance and near term prospects of the investee. In addition, we consider the reason for the decline in fair value, be it general market conditions, industry specific or investee specific; and our intent and ability to hold the investment for a period of time sufficient to allow for a recovery in fair value. As our assessment of the fair value of our investments and any resulting impairment losses and the timing of when to recognize such charges requires judgment and includes estimates and assumptions, actual results could differ materially from our estimates and assumptions.
Goodwill. Our goodwill represents the excess of the purchase price of business combinations over the fair value of the net assets acquired. Goodwill impairment testing requires significant judgment and management estimates, including, but not limited to, the determination of (i) the number of reporting units, (ii) the goodwill and other assets and liabilities to be allocated to the reporting units and (iii) the fair values of the reporting units. The estimates and assumptions described above, along with other factors such as discount rates, will significantly affect the outcome of the impairment tests and the amounts of any resulting impairment losses. We perform a qualitative assessment of goodwill for impairment on an annual basis during the fourth quarter of each year, and between annual tests whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If qualitative factors were to indicate that it is more-likely-than-not that the fair value of the reporting unit is less than its carrying value, we would then perform a quantitative assessment, which would consist primarily of a discounted cash flow (“DCF”) analysis to determine the fair value of the reporting unit’s goodwill. To the extent the carrying amount of the reporting unit’s allocated goodwill exceeds the unit’s fair value, we recognize an impairment of goodwill for the excess up to the amount of goodwill of that reporting unit.
Income taxes. As a multinational corporation, we are subject to taxation in many jurisdictions, and the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in various taxing jurisdictions. If we ultimately determine that the payment of these liabilities will be unnecessary, the liability will be reversed, and we will recognize a tax benefit during the period in which it is determined the liability no longer applies. Conversely, we record additional tax charges in a period in which it is determined that a recorded tax liability is less than the ultimate assessment is expected to be.
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
JOBS Act
The Company previously qualified as an emerging growth company (“EGC”) until October 31, 2021, when it no longer qualified based on its status as a Large Accelerated Filer and accordingly, must comply with all financial disclosure and governance requirements applicable to Large Accelerated Filers.
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
Foreign Currency Risk
The majority of our sales are currently conducted in U.S. dollars, while a significant portion of our input costs are denominated in foreign currencies. Due to our short inventory turn-time and short-term pricing, transactions that may be conducted in foreign currencies are not expected to have a material effect on our results of operations, financial position or cash flows because of the short-term on-hand time of the fruit, and the sales price increases passed through.
Effects of Inflation
Inflation generally affects us by increasing our cost of labor, material, transportation, and general overhead costs, which we have historically been able to recover through sales price increases. However, we cannot reasonably estimate our ability to successfully recover any impact of inflation through price increases in the future.

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
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost‑benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of October 31, 2021.
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of October 31, 2021.
The effectiveness of our internal control over financial reporting as of October 31, 2021 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in its report which is included below.
Attestation Report of the Registered Public Accounting Firm
The attestation report of the independent registered public accounting firm, Deloitte & Touche LLP, on the Company’s internal control over financial reporting is included below under the heading “Report of Independent Registered Public Accounting Firm.”
Changes in Internal Control Over Financial Reporting
Other than described below, there have been no changes in our internal control over financial reporting during the year ended October 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B.        Other Information
None.

PART III
Item 10.        Directors, Executive Officers and Corporate Governance
The information required by this item will be contained in our definitive proxy statement to be filed with the SEC in connection with our 2022 Annual Meeting of Stockholders, or the Definitive Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended October 31, 2021, under the headings “Election of Directors,” “Executive Officers,” and “Delinquent Section 16(a) Reports,” and is incorporated herein by reference.
Code of Conduct and Ethics
We have adopted a Code of Conduct and Ethics that applies to our officers, directors and employees, which is available on our website at www.missionproduce.com. The Code of Conduct and Ethics contains general guidelines for conducting the business of our company consistent with the highest standards of business ethics and is intended to qualify as a “code of ethics” within the meaning of Section 406 of the Sarbanes-Oxley Act of 2002 and Item 406 of Regulation S-K. In addition, we intend to promptly disclose (1) the nature of any amendment to our Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions and (2) the nature of any waiver, including an implicit waiver, from a provision of our code of ethics that is granted to one of these specified officers, the name of such person who is granted the waiver and the date of the waiver on our website in the future.

Item 11.        Executive Compensation
The information required by this item will be set forth in the section headed “Executive Compensation” in our Definitive Proxy Statement and is incorporated herein by reference.

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

Item 13.        Certain Relationships and Related Transactions, and Director Independence
The information required by this item will be set forth in the section headed “Certain Relationships and Related Party Transactions,” “Director Independence” and “Board Committees and Charters” in our Definitive Proxy Statement and is incorporated herein by reference.

Item 14.        Principal Accounting Fees and Services
The information required by this item will be set forth in the section headed “Fees Billed by Deloitte for 2020 and 2021” in our Definitive Proxy Statement and is incorporated herein by reference.

PART IV- OTHER INFORMATION
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
C.Exhibits
The documents set forth are filed herewith or incorporated herein by reference.
INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Date	Number	Filed Herewith
3.1#	Amended and Restated Certificate of Incorporation	8-K	10/7/2020	3.1
3.2#	Amended and Restated Bylaws	8-K	10/7/2020	3.2
4.1#	Form of Common Stock Certificate	S-1/A	9/22/2020	4.1
4.2	Description of Capital Stock				X
10.1#+	Mission Produce, Inc. Amended and Restated 2003 Stock Incentive Plan	S-1/A	9/22/2020	10.1
10.2#+	Form of Stock Option Agreement pursuant to the Mission Produce, Inc. Amended and Restated 2003 Stock Incentive Plan	S-8	10/5/2020	10.2
10.3#+	Mission Produce, Inc. 2020 Incentive Award Plan	S-1	9/4/2020	10.3
10.4#+	Non-Employee Director Compensation Program	S-1	9/4/2020	10.4
10.5#+	Form of Stock Option Agreement pursuant to the Mission Produce, Inc. 2020 Incentive Award Plan	S-1	9/4/2020	10.5
10.6#+	Form of RSU Agreement pursuant to the Mission Produce, Inc. 2020 Incentive Award Plan	S-1	9/4/2020	10.6
10.7#	Form of Indemnification Agreement between Mission Produce, Inc. and certain of its directors and officers	S-1	9/4/2020	10.7
10.8#	Credit Agreement, dated as of October 11, 2018, by and among Mission Produce, Inc., as Borrower, certain subsidiaries of the Borrower party thereto as guarantors, Bank of America, N.A. as administrative agent, Swingline Lender and L/C Issuer, Farm Credit West, PCA as Syndication Agent, City National Bank and J.P. Morgan Chase Bank, N.A. as co-documentation agents, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Farm Credit West, PCA as joint lead arrangers and joint bookrunners, and other lenders party thereto	S-1	9/4/2020	10.8
10.9#	First Amendment to Credit Agreement and Consent, dated September 18, 2020, by and among Mission Produce, Inc., as Borrower, certain subsidiaries of the Borrower party thereto as guarantors, Bank of America, N.A. as administrative agent, Swingline Lender and L/C Issuer, Farm Credit West, PCA as Syndication Agent, City National Bank and J.P. Morgan Chase Bank, N.A. as co-documentation agents, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Farm Credit West, PCA as joint lead arrangers and joint bookrunners, and other lenders party thereto	S-1/A	9/22/2020	10.9
10.10#	Form of Amended and Restated Stockholder Agreement, by and among Mission Produce, Inc. and the stockholder party thereto	S-1/A	9/22/2020	10.10
10.11#	Lease Agreement	10-K	1/19/2021	10.11
10.12#+	Offer letter dated January 29, 2020 to Michael A. Browne	10-Q	3/11/2021	10.12
10.13+	Mission Produce Deferred Compensation Plan				X
10.14+	Director Equity Deferral Plan				X
10.15+	Form of Performance Stock Unit Agreement pursuant to the Mission Produce, Inc. 2020 Incentive Award Plan				X
10.16+	Offer letter dated March 8, 2021 to Joanne Wu				X
21.1#	List of Subsidiaries of Registrant				X
23.1	Consent of Deloitte & Touche LLP				X

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Date	Number	Filed Herewith
24.1#	Power of Attorney	10-K	1/19/2021	24.1
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101
The following financial statements from the Company's Annual Report on Form 10-K for the year ended October 31, 2021 formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Stockholders' Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.
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

Item 16.        Form 10-K Summary
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 22, 2021.

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
Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below on December 22, 2021, by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title

/s/ Stephen J. Barnard
Stephen J. Barnard	President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ Bryan E. Giles
Bryan E. Giles	Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Steve A. Beebe
Steve A. Beebe	Director

/s/ Stephen W. Bershad
Stephen W. Bershad	Director

/s/ Luis A. Gonzalez
Luis A. Gonzalez	Director

/s/ Bonnie C. Lind
Bonnie C. Lind	Director

/s/ Jay A. Pack
Jay A. Pack	Director

/s/ Bruce C. Taylor
Bruce C. Taylor	Director

/s/ Linda B. Segre
Linda B. Segre	Director

/s/ Shaunte Mears-Watkins
Shaunte Mears-Watkins	Director

MISSION PRODUCE, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Mission Produce, Inc.

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Mission Produce, Inc and subsidiaries (the “Company”) as of October 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended October 31, 2021, of the Company and our report dated December 22, 2021, expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company’s adoption new accounting standards.

Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Deloitte & Touche LLP

Los Angeles, California
December 22, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Mission Produce, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Mission Produce, Inc. and subsidiaries (the "Company") as of October 31, 2021 and 2020, the related consolidated statements of comprehensive income, shareholders' equity, and cash flows, for each of the three years in the period ended October 31, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of October 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended October 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of October 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 22, 2021, expressed an unqualified opinion on the Company's internal control over financial reporting.

Change in Accounting Principle
As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for leases effective November 1, 2020 due to the adoption of FASB ASC Topic 842, Leases, using the modified retrospective approach. Additionally, as discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for income taxes effective November 1, 2020 due to the adoption of FASB ASU 2019-12, Simplifying the Accounting for Income Taxes.

Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Uncertain tax positions — Refer to Notes 3 and 8 to the financial statements
Critical Audit Matter Description
As a multinational corporation, the Company is subject to taxation in many jurisdictions, and the calculation of tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in various taxing jurisdictions. The Company’s wholly owned subsidiary in Mexico is currently under audit for the fiscal year 2013 and received certain proposed adjustments during fiscal year 2018 from the Mexican taxing authorities. During June 2018, the Company filed an administrative appeal challenging the 2013 tax assessment. The Company is currently waiting for the resolution of the appeal to be issued.
The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements for such a position is measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. As of October 31, 2021, uncertain tax positions were $15.7 million.

Given the determination of whether it is more likely than not that the tax positions challenged by Mexican taxing authorities will be sustained on examination requires management to make significant judgments related to the application of tax laws and regulations, performing audit procedures to evaluate the Company’s interpretation and compliance with tax laws involved a high degree of auditor judgment and an increased extent of effort, including the need to involve our income tax specialists.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the determination of whether it is more likely than not that the Company’s uncertain tax positions challenged by Mexican taxing authorities will be realized included the following, among others:
•We tested the effectiveness of the control over the evaluation of uncertain tax positions as it relates to the period subject to audit by the Mexican taxing authorities, along with the review of related disclosures.
•We obtained the evaluation from the Company’s tax advisors related to understanding the advisor’s current assessment of whether it is more likely than not that the Company’s uncertain tax positions challenged by the Mexican taxing authorities will be sustained on examination.
•We obtained communications between the Company and the Mexican taxing authorities to evaluate management’s assertions regarding the status of the tax assessment.
•With the assistance of our tax specialists, we evaluated whether management properly applied the relevant tax laws and regulations in their determination of whether it is more likely than not that the uncertain tax positions challenged by the Mexican taxing authorities will be sustained on examination.
/s/ Deloitte & Touche LLP

Los Angeles, California
December 22, 2021

We have served as the Company's auditor since 2019.

MISSION PRODUCE, INC.
CONSOLIDATED BALANCE SHEETS

	October 31,
(In millions, except for shares)	2021	2020
Assets
Current Assets:
Cash and cash equivalents	$84.5	$124.0
Restricted cash	6.1	1.4
Accounts receivable
Trade, net of allowances of $0.2 and $0.3, respectively	73.8	57.5
Grower and fruit advances	0.6	1.5
Miscellaneous receivables	12.3	13.4
Inventory	48.2	38.6
Prepaid expenses and other current assets	11.6	8.8
Loans to equity method investees	3.3	—
Income taxes receivable	6.7	2.9
Total current assets	247.1	248.1
Property, plant and equipment, net	424.2	379.1
Operating lease right-of-use assets	43.9	—
Equity method investees	52.7	46.7
Loans to equity method investees	1.8	4.5
Deferred income tax assets, net	7.6	4.4
Goodwill	76.4	76.4
Other assets	19.8	18.1
Total assets	$873.5	$777.3

Liabilities and Shareholders' Equity
Liabilities:
Accounts payable	$22.8	$20.5
Accrued expenses	28.8	28.3
Income taxes payable	1.9	1.7
Grower payables	22.2	18.8
Long-term debt—current portion	8.8	7.4
Operating leases—current portion	3.6	—
Finance leases—current portion	1.1	1.2
Total current liabilities	89.2	77.9
Long-term debt, net of current portion	155.1	166.7
Operating leases, net of current portion	42.5	—
Finance leases, net of current portion	2.2	3.3
Income taxes payable	3.5	3.8
Deferred income tax liabilities, net	26.8	27.8
Other long-term liabilities	20.0	24.3
Total liabilities	339.3	303.8
Commitments and contingencies (Note 7)
Shareholders' Equity
Common stock ($0.001 par value, 1,000,000,000 shares authorized; 70,631,525 and 70,550,922 shares issued and outstanding as of October 31, 2021 and 2020, respectively)	0.1	0.1
Additional paid-in capital	225.6	222.8
Notes receivable from shareholders	—	(0.1)
Accumulated other comprehensive loss	(0.5)	(0.5)
Retained earnings	309.0	251.2
Total shareholders' equity	534.2	473.5
Total liabilities and shareholders' equity	$873.5	$777.3
See accompanying notes to consolidated financial statements.

MISSION PRODUCE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended October 31,
(In millions, except for per share amounts)	2021	2020	2019
Net sales	$891.7	$862.3	$883.3
Cost of sales	767.2	737.7	728.6
Gross profit	124.5	124.6	154.7
Selling, general and administrative expenses	63.6	56.2	48.2
Operating income	60.9	68.4	106.5
Interest expense	(3.7)	(6.7)	(10.3)
Equity method income	7.5	4.0	3.4
Impairment on equity method investment	—	(21.2)	—
Other income (expense), net	1.3	(0.7)	(3.6)
Income before income taxes	66.0	43.8	96.0
Provision for income taxes	21.1	15.0	24.3
Net income	$44.9	$28.8	$71.7

Net income per share:
Basic	$0.64	$0.45	$1.13
Diluted	$0.63	$0.45	$1.13

Other comprehensive income, net of tax
Foreign currency translation adjustments	—	(0.5)	—
Comprehensive income	$44.9	$28.3	$71.7
See accompanying notes to consolidated financial statements.

MISSION PRODUCE, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In millions, except for shares and per share data)	Common stock		Additional paid-in capital	Notes receivable from shareholders	Accumulated other comprehensive loss	Retained earnings	Total shareholders' equity
	Shares	Amount
Balance at October 31, 2018	63,491,651	$0.1	$139.7	$(0.4)	$—	$174.1	$313.5
Dividends declared ($0.09 per share)	—	—	—	—	—	(5.6)	(5.6)
Repayment of stock option notes receivable	—	—	—	0.3	—	—	0.3
Purchase and retirement of stock	(105,400)	—	—	—	—	(0.9)	(0.9)
Net income	—	—	—	—	—	71.7	71.7
Balance at October 31, 2019	63,386,251	$0.1	$139.7	$(0.1)	$—	$239.3	$379.0
Dividends declared ($0.21 per share)	—	—	—	—	—	(13.0)	(13.0)
Issuance of common stock in public offering, net of issuance costs	7,450,000	—	78.1	—	—	—	78.1
Issuance of common stock	7,921	—	0.1	—	—	—	0.1
Stock-based compensation	—	—	4.6	—	—	—	4.6
Reclassification of liability-based awards	—	—	0.3	—	—	—	0.3
Exercise of stock options	17,000	—	—	—	—	—	—
Purchase and retirement of stock	(310,250)	—	—	—	—	(3.9)	(3.9)
Net income	—	—	—	—	—	28.8	28.8
Other comprehensive loss	—	—	—	—	(0.5)	—	(0.5)
Balance at October 31, 2020	70,550,922	$0.1	$222.8	$(0.1)	$(0.5)	$251.2	$473.5
Exercise of stock options	22,272	—	0.2	—	—	—	0.2
Issuance of common stock for equity awards	58,331	—	—	—	—	—	—
Stock-based compensation	—	—	2.6	—	—	—	2.6
Repayment of stock option notes receivable	—	—	—	0.1	—	—	0.1
Net income	—	—	—	—	—	44.9	44.9
Cumulative effect of change in tax accounting principle (Note 2)	—	—	—	—	—	12.9	12.9
Balance at October 31, 2021	70,631,525	$0.1	$225.6	$—	$(0.5)	$309.0	$534.2
See accompanying notes to consolidated financial statements.

MISSION PRODUCE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended October 31,
(In millions)	2021	2020	2019
Operating Activities
Net income	$44.9	$28.8	$71.7
Adjustments to reconcile net income to net cash provided by operating activities
Provision for losses on accounts receivable	—	0.2	0.1
Depreciation and amortization	20.4	18.1	16.5
Amortization of debt issuance costs	0.3	0.3	0.2
Equity method income	(7.5)	(4.0)	(3.4)
Noncash lease expense	4.3	—	—
Impairment on equity method investment	—	21.2	—
Stock-based compensation	2.6	5.0	—
Dividends received from equity method investees	1.7	1.7	1.4
Losses (gains) on asset impairment, disposals and sales, net of insurance recoveries	0.1	0.5	—
Deferred income taxes	8.8	(1.0)	0.6
Unrealized (gains) losses on derivative financial instruments	(0.8)	2.8	3.7
Other	(0.1)	(2.6)	—
Effect on cash of changes in operating assets and liabilities:
Trade accounts receivable	(16.4)	10.3	(2.7)
Grower fruit advances	0.8	2.3	(2.7)
Miscellaneous receivables	2.6	(3.8)	5.5
Inventory	(11.2)	5.9	(12.3)
Prepaid expenses and other current assets	(2.5)	(2.0)	(1.3)
Income taxes receivable	(3.8)	(0.4)	(0.4)
Other assets	(3.5)	(4.2)	0.2
Accounts payable and accrued expenses	8.9	8.2	5.2
Operating lease liabilities	(3.2)	—	—
Income taxes payable	(0.1)	(1.9)	2.9
Grower payables	3.4	(8.6)	4.3
Other long-term liabilities	(2.7)	2.1	3.1
Net cash provided by operating activities	$47.0	$78.9	$92.6
Investing Activities
Purchases of property and equipment	(73.4)	(67.3)	(29.7)
Proceeds from sale of property, plant and equipment	2.4	3.0	0.1
Insurance proceeds for the replacement of property, plant and equipment	1.1	—	—
Investment in equity method investees	(0.2)	(3.4)	(1.9)
Loans to equity method investees	(2.0)	—	—
Loan repayments from equity method investees	1.5	—	—
Other	0.3	—	0.8
Net cash used in investing activities	$(70.3)	$(67.7)	$(30.7)
Financing Activities
Proceeds from issuance of common stock in public offering, net of issuance costs	—	78.1	—
Borrowings on revolving credit facility	—	14.0	45.0
Payments on revolving credit facility	—	(14.0)	(51.0)
Principal payments on long-term debt obligations	(10.5)	(6.3)	(14.2)
Principal payments on finance lease obligations	(1.2)	(0.9)	(0.4)
Payments for long-term supplier financing	—	(5.8)	—
Payment for debt extinguishment costs	(0.1)	—	—
Dividends paid	—	(13.0)	(5.6)
Proceeds from exercise of stock options	0.2	—	—
Repayment of stock option notes receivable	0.1	0.1	0.3
Debt issuance costs	—	(0.2)	—
Purchase and retirement of stock	—	(1.9)	(0.9)

	Year Ended October 31,
(In millions)	2021	2020	2019
Net cash (used in) provided by financing activities	$(11.5)	$50.1	$(26.8)
Effect of exchange rate changes on cash	—	0.1	—
Net (decrease) increase in cash, cash equivalents and restricted cash	(34.8)	61.4	35.1
Cash, cash equivalents and restricted cash, beginning of period	127.0	65.6	30.5
Cash, cash equivalents and restricted cash, end of period	$92.2	$127.0	$65.6

Summary of cash, cash equivalents and restricted cash reported within the consolidated balance sheets:
Cash and cash equivalents	$84.5	$124.0	$64.0
Restricted cash	6.1	1.4	1.6
Restricted cash included in other assets	1.6	1.6	—
Total cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows	$92.2	$127.0	$65.6

Cash paid during the year for:
Interest	$4.3	$6.3	$10.5
Income taxes	14.8	18.5	21.5
Non-cash investing and financing activities:
Property, plant and equipment included in accounts payable and accrued expenses	$3.4	$4.0	$0.3
Advances for property, plant and equipment included in prepaid and other current assets and other assets	1.4	—	—
Common stock issued in lieu of compensation (7,921 shares issued in 2020)	—	0.1	—
Finance leases for equipment and machinery	—	—	2.8
See accompanying notes to consolidated financial statements.

MISSION PRODUCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Nature of Business
Mission Produce, Inc. together with its consolidated subsidiaries (“Mission,” “the Company,” “we,” “us” or “our”), is a global leader in the avocado industry. The Company’s expertise lies in the farming, packaging, marketing and distribution of avocados to food retailers, distributors and produce wholesalers worldwide. The Company procures avocados principally from California, Mexico and Peru. Through our various operating facilities, we grow, sort, pack, bag and ripen avocados for distribution to domestic and international markets. We report our results of operations in two operating segments: Marketing and Distribution and International Farming (see Note 13).

2.     Summary of Significant Accounting Policies
Basis of presentation and consolidation
The accompanying consolidated financial statements include the accounts of the Company and its consolidated subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). All intercompany balances have been eliminated in consolidation.
The Company previously qualified as an emerging growth company (“EGC”) until October 31, 2021, when it no longer qualified based on its status as a Large Accelerated Filer and accordingly, complies with all financial disclosure and governance requirements applicable to Large Accelerated Filers.
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
Cash, cash equivalents and restricted cash
The Company considers all highly liquid instruments with an original maturity of three months or less and money market mutual funds to be cash equivalents. The carrying amounts of cash and cash equivalents approximate their fair values.
Restricted cash represents cash and cash equivalents that are restricted to withdrawal or use as of the reporting date under contractual terms or regulatory requirements. As of October 31, 2021 and 2020, the restricted cash balance related to statutory requirements to support various programs at the Company’s farms. Restricted cash is included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statements of cash flows.
Accounts receivable
Trade accounts receivable are reported at amounts due from customers, net of an allowance for doubtful accounts. The Company maintains an allowance for doubtful accounts to reflect its estimate of the uncollectability of the trade accounts receivable based on past collection history, the identification of specific potential customer risks, and other factors.
Grower and fruit advances
The Company makes advances to growers and foreign suppliers who supply fruit to the Company. Such advances reduce amounts otherwise due to the growers or suppliers for fruit sales.
Miscellaneous receivables
Miscellaneous receivables represent non-trade receivables and primarily consist of value-added taxes (“VAT”) collected on behalf of the tax authorities. VAT included in miscellaneous receivables were $11.0 million and $10.6 million as of October 31, 2021 and 2020, respectively.

MISSION PRODUCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
During the year ended October 31, 2019, inventories included $2.0 million of fair value adjustments which were recognized in cost of sales as the underlying inventories were sold.
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
Useful lives are as follows: orchard costs—20 to 25 years; buildings and improvements—20 to 40 years; and plant and office equipment—3 to 20 years. Within plant and office equipment, which contains a variety of assets, useful lives are as follows: reservoirs, wells, and irrigation equipment—20 years; bagging, packing, and refrigeration and ripening equipment—10-20 years; industrial vehicles—3 years; and office and computer equipment—5 to 7 years. Leased equipment and leasehold improvements meeting certain criteria are capitalized and amortized over the shorter of the expected lease term or the useful life of the asset using the straight-line method.
Farming costs for nonproductive orchards
We lease land for the development of new orchards. During the development period, these costs are referred to as farming costs for nonproductive orchards and are expensed as incurred in the consolidated statements of comprehensive income.
Leases
We determine if an arrangement is or contains a lease at inception or modification of the arrangement. An arrangement is or contains a lease if there are identified assets and the right to control the use of an identified asset is conveyed for a period in exchange for consideration. Control over the use of the identified assets means the lessee has both the right to obtain substantially all of the economic benefits from the use of the asset and the right to direct the use of the asset.
For leases where we are the lessee, we recognize the right-of-use (“ROU”) assets and lease liabilities for all leases other than those with a term of 12 months or less, as we have elected to apply the short-term lease recognition exemption. ROU assets represent our right to use an underlying asset for the lease term. Lease liabilities represent our obligation to make lease payments arising from the lease. ROU assets and lease liabilities are classified and recognized at the commencement date of a lease. Lease liabilities are measured based on the present value of fixed lease payments over the lease term. ROU assets consist of: (i) initial measurement of the lease liability; (ii) lease payments made to the lessor at or before the commencement date less any lease incentives received; and (iii) initial direct costs incurred by us. Lease payments may vary because of changes in facts or circumstances occurring after the commencement, including changes in inflation indices. Variable lease payments are excluded from the measurement of ROU assets and lease liabilities and are recognized in the period in which the obligation for those payments is incurred.
The discount rate used to determine the present value of the lease payments is the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term for an amount equal to the lease payments in a similar economic environment.

MISSION PRODUCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For income statement purposes, we recognize straight-line rent expense for operating leases. For finance leases, we recognize interest expense associated with the lease liability and depreciation expense associated with the ROU asset. For ROU assets held under finance leases and leasehold improvements, the estimated useful lives are limited to the shorter of the useful life of the asset or the term of the lease.
Many of our lease arrangements include options to extend the lease, which we do not include in the lease term unless we are reasonably certain to exercise it. We have lease arrangements with lease and non-lease components. From a lessee perspective, we have elected to apply the practical expedient to combine lease and related non-lease components, for all classes of underlying assets, and account for the combined contract as a lease component.
Equity method investees
We maintain investments in other fruit growers, packers and distributors. These investments are accounted for under the equity method of accounting when we have the ability to exercise significant influence, but not control, over the investee. Significant influence generally exists when we have an ownership interest representing between 20% and 50% of the voting stock of the investee. Under the equity method of accounting, investments are stated at initial cost and are adjusted for subsequent additional investments and our proportionate share of earnings or losses and distributions.
We review our investments for other-than temporary-impairment (“OTTI”) on a quarterly basis, or earlier if indicators of impairment arise. If an impairment of an equity method investment is determined to be other than temporary, we would record OTTI sufficient to reduce the investment’s carrying value to its fair value, which results in a new cost basis in the investment. There was no OTTI identified in the year ended October 31, 2021 that would have required us to test for impairment.
During the second quarter of fiscal year 2020, industry-wide production information regarding the 2019-2020 blueberry harvest in Peru became available, indicating that there is greater competition and expansion by competitors than what we were previously expecting. We believed that the increase in supply due to expansion would result in a reduction in pricing over the long-term. As a result of this factor, among others, management lowered its long-term revenue and profitability forecasts of Moruga during the second quarter of 2020 and concluded that the reduction in the forecasted revenues was an indicator of impairment. As a result, management tested its investment in Moruga for impairment and concluded that the estimated fair value of the investment in Moruga was less than the carrying value of the investment. Due to the change in long-term pricing and revenue expectations, management concluded that the impairment is other-than-temporary and recorded an impairment charge of $21.2 million during the second quarter of fiscal year 2020 (see Note 4 for more details).
Long-lived assets
The Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of any such asset may not be recoverable. Long-lived assets are assessed for impairment by comparing the carrying amount of an asset to future undiscounted net cash flows expected to be generated from the use of the asset and its eventual disposition. If the future undiscounted net cash flows are less than the carrying amount of the asset being tested, an impairment is recorded for the difference between the carrying amount of the asset and the estimated fair value of the asset. The estimate of undiscounted cash flows is based upon, among other things, certain assumptions about future operating performance, growth rates and other factors. Estimates of undiscounted cash flows may differ from actual cash flows due to, among other things, technological changes, economic conditions, changes to the business model or changes in operating performance. For fiscal years 2021 and 2020, we did not identify any indicators of impairment that would have required the Company to test its long-lived assets for impairment.
Goodwill
Our goodwill represents the excess of the purchase price of business combinations over the fair value of the net assets acquired. Goodwill impairment testing requires significant judgment and management estimates, including, but not limited to, the determination of (i) the number of reporting units, (ii) the goodwill and other assets and liabilities to be allocated to the reporting units and (iii) the fair values of the reporting units. The estimates and assumptions described above, along with other factors such as discount rates, will significantly affect the outcome of the impairment tests and the amounts of any resulting impairment losses. We perform a qualitative assessment of goodwill for impairment on an annual basis during the fourth quarter of each year, and between annual tests whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If qualitative factors were to indicate that it is more-likely-than-not that the fair value of the reporting unit is less than its carrying value, we would then perform a quantitative assessment, which would consist primarily of a discounted cash flow (“DCF”) analysis to determine the fair value of the reporting unit’s goodwill. To the extent the carrying amount of the reporting unit’s allocated goodwill exceeds the unit’s fair value, we recognize an impairment of goodwill for the excess up to the amount of goodwill of that reporting unit.
As of October 31, 2021 and 2020, we had goodwill of $76.4 million. The results of our annual goodwill impairment assessments indicated that it was more likely than not that the fair value of our reporting unit’s goodwill had exceeded its carrying value. As a result, we concluded that there were no impairments for the years ended October 31, 2021 and 2020.
Fair value of financial instruments
The Company applies the provisions of Accounting Standards Codification (“ASC”) 820, Fair Value Measurements, for fair value measurements of financial assets and financial liabilities and for fair value measurements of nonfinancial items that are recognized or disclosed at

MISSION PRODUCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
fair value in the financial statements. ASC 820 establishes a framework for measuring fair value and expands disclosures about fair value measurements.
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
There were no transfers between level 1, level 2 or level 3 measurements during the years ended October 31, 2021 and 2020.
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
Interest rate swaps
The Company has four separate interest rate swaps with a total notional amount of $100 million to hedge changes in the variable interest rate on $100 million of principal value of the Company’s term loans. As of October 31, 2021, the interest rate swaps carried fixed-rates ranging from 1.75% to 2.57%. We account for the interest rate swaps in accordance with ASC 815, Derivatives and Hedging, as amended, which requires the recognition of all derivative instruments as either assets or liabilities in the consolidated balance sheets and measurement of those instruments at fair value. The Company has not designated the interest rate swaps as cash flow hedges, and as a result under the accounting guidance, changes in the fair value of the interest rate swaps have been recorded in other income (expense), net in the consolidated statements of comprehensive income and changes in the liability are presented in net cash provided by operating activities in the consolidated statements of cash flow. Refer to Note 10 for more details.
Revenue recognition
We recognize revenue according to the model under ASC 606, which requires the recognition of revenue when performance obligations to customers have been satisfied in amounts equal to the consideration to which we expect to be entitled.
For our customer contracts, we identify the performance obligations (products or services), determine the transaction price, allocate the contract transaction price to the performance obligations, and recognize the revenue when the performance obligation is fulfilled, which is when the product is shipped to or received by the customer, depending on the specific terms of the arrangement. Our revenues are recorded at a point in time. Revenue recognized from product sales is based primarily on purchase orders issued by customers which specify shipping terms and details of the transaction. The performance obligations in a given transaction are determined by the individual purchase orders with revenue recognized at the time that the performance obligations have been satisfied. Shipping and handling activities that occur prior to the transfer of control of goods to the customer are treated as fulfillment activities related to the promise to transfer goods, rather than as performance obligations. Amounts collected from customers for sales and other similar taxes are excluded from the transaction price.
Most performance obligations are subject to customer acceptance. However, our customers have an implicit and explicit right to return products following acceptance, if they are found not to conform to the specifications generally agreed upon or detailed in the individual purchase orders. We evaluate the need for provisions related to product return allowances based on estimates and record such provisions as a reduction in revenue in the same period that revenue for the related transactions is recognized.
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

MISSION PRODUCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
We routinely enter into consignment arrangements to purchase avocados from foreign suppliers in which we do not take legal title of the good prior to selling those goods to customers. The Company has evaluated its role in such transactions and has concluded that it has control of the products due to our ability to determine the sales price and our role as the primary obligor in the transactions with the end customer. As a result, we are deemed to act as the principle rather than the agent, and therefore recognize and report revenue on a gross basis for its consignment arrangements.
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
Advertising costs
Advertising costs are expensed when incurred and are included as a component of selling, general and administrative expense. Such costs were $0.3 million, $0.4 million, and $0.3 million for the years ended October 31, 2021, 2020 and 2019, respectively.
Employee benefits
Eligible employees of the Company may participate in a 401(k)-retirement plan, whereby employees may elect to make contributions pursuant to a salary reduction agreement upon meeting age and length-of-service requirements. Employees can defer up to 60% of their compensation subject to fixed annual limits. The Company makes a 100% matching contribution on deferrals up to 3%, and 50% on deferrals over 3% up to 5%. Total contributions made by the Company were $0.9 million for the year ended October 31, 2021 and $0.7 million for both the years ended October 31, 2020 and 2019.
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
Foreign currency translation and remeasurement
Our foreign operations are subject to exchange rate fluctuations and foreign currency transaction costs. The functional currency for substantially all of our foreign subsidiaries is the United States dollar. When remeasuring from a local currency to the functional currency, monetary assets and liabilities are remeasured into U.S. dollars at exchange rates in effect at the balance sheet dates and non-monetary assets, liabilities and equity are remeasured at historical rates when remeasuring from a local currency to the functional currency. Sales and expenses are remeasured

MISSION PRODUCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
using weighted-average exchange rates for each period. Gains and losses resulting from foreign currency transactions are recognized in other (expense) income, net in the consolidated statements of comprehensive income.
Earnings per share
We compute earnings per share (“EPS”) in accordance with ASC 260, which requires companies with complex capital structures to present basic and diluted EPS. Basic EPS is measured as net income divided by the weighted average shares outstanding during the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of contracts to issue shares (e.g., equity awards) as if they had been converted at the beginning of the periods presented, or issuance date, if later. The computation of diluted EPS includes the estimated impact of the exercise of contracts to purchase common stock using the treasury stock method. Potential shares that have an anti-dilutive effect (i.e., those that increase earnings per share or decrease loss per share) are excluded from the calculation of diluted EPS.
Risk concentration
Accounts receivable from one single customer represented 13% and 11% of trade accounts receivables, net of allowance, as of October 31, 2021 and 2020, respectively.
Sales to our top 10 customers amounted to approximately 59%, 64%, and 60% of our net sales for the years ended October 31, 2021, 2020 and 2019, respectively. For the year ended October 31, 2021, no single customer represented more than 10% of net sales. For the year ended October 31, 2020, two single customers represented 12% and 10% of net sales, respectively. For the year ended October 31, 2019, one single customer represented 15% of net sales. All of these customers were from our Marketing and Distribution segment.
Recently adopted accounting standards
In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2016-02, Leases (ASC 842), and subsequent updates following, which requires a dual approach for lessee accounting under which a lessee would account for leases as finance leases or operating leases. Both finance leases and operating leases will result in the lessee recognizing a right-of use asset (“ROU asset”) and a corresponding lease liability. For operating leases, the lessee would recognize a straight-line total lease expense, and for finance leases, the lessee would recognize interest expense and amortization of the ROU asset.
We adopted ASC 842 effective November 1, 2020 using the modified retrospective approach and elected to apply the new guidance at the adoption date without adjusting prior periods presented. In adopting the new guidance, we elected to apply the package of transition practical expedients, which allows us not to reassess (1) whether any expired or existing contracts contain leases under the new definition of a lease; (2) lease classification for any expired or existing leases; and (3) whether previously capitalized initial direct costs would qualify for capitalization under ASC 842. In transition, we did not elect to apply the hindsight practical expedient, which permits entities to use hindsight in determining the lease term and assessing impairment of ROU assets.
Upon adoption, we recognized operating ROU assets of $36.9 million, adjusted for $1.4 million of deferred rent and $0.3 million recorded as prepaid rent on the Company’s consolidated balance sheets. We also recognized $38.0 million in operating lease liabilities, of which $2.8 million was classified as current. Adoption of this standard did not have a material impact on our consolidated statements of comprehensive income or cash flows. See Note 6 for more details.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. This guidance requires financial assets measured at amortized cost basis to be presented at the net amount expected to be collected. It also requires credit losses on available-for-sale debt securities to be presented as an allowance, rather than reducing the carrying amount. We adopted Topic 326 on October 31, 2021 as of November 1, 2020, using the modified-retrospective method. The impact of the adoption of this ASU did not have a material impact on our financial condition, results of operations, and cash flows.
In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes, as part of its Simplification Initiative to reduce the cost and complexity in accounting for income taxes. ASU 2019-12 removes certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. ASU 2019-12 also amends other aspects of the guidance to help simplify and promote consistent application of GAAP. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. We early-adopted ASU 2019-12 effective November 1, 2020. The adoption of this ASU resulted in the derecognition of a deferred tax liability of approximately $12.9 million and a corresponding adjustment to retained earnings.
Recently issued accounting standards
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform, and a subsequent update following, which provides optional expedients and exceptions for applying GAAP principles to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in this ASU apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued as a result of reference rate reform. The optional expedients in this ASU are available for adoption as of March 12, 2020 through December 31, 2022. The Company is evaluating the impact of electing the adoption of this ASU on our financial condition, results of operations and cash flows.

MISSION PRODUCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.    Details of Certain Account Balances
Details of certain of our significant account balances in our consolidated financial statements are included below.
Inventory

	October 31,
(In millions)	2021	2020
Finished goods	$22.5	$16.3
Crop growing costs	11.9	11.9
Packaging and supplies	13.8	10.4
Inventory	$48.2	$38.6
Property, plant and equipment, net

	October 31,
(In millions)	2021	2020
Land	$128.8	$131.0
Orchard costs	62.6	50.2
Buildings and improvements	110.9	73.3
Plant and office equipment	177.2	150.7
Construction-in-progress	43.2	55.0
Property, plant and equipment	$522.8	$460.2
Accumulated depreciation	(98.6)	(81.1)
Property, plant and equipment, net	$424.2	$379.1
Depreciation expense was $20.4 million, $18.1 million, and $16.5 million for the years ended October 31, 2021, 2020 and 2019.
As of October 31, 2021 and 2020, respectively, $2.7 million and $2.1 million of property, plant and equipment, net was held for sale and classified in prepaid and other current assets in the consolidated balance sheets.
Accrued expenses

	October 31,
(In millions)	2021	2020
Employee-related	$14.6	$15.3
Freight	3.9	4.4
Construction-in-progress	0.2	1.8
Interest rate swaps	2.1	2.2
Outside fruit purchase	2.2	0.8
VAT and local taxes payable	1.0	0.9
Legal settlement	0.8	—
Other	4.0	2.9
Accrued expenses	$28.8	$28.3
Other long-term liabilities

	October 31,
(In millions)	2021	2020
Uncertain tax positions	15.7	13.9
Interest rate swaps	1.4	4.3
Employee-related	1.6	1.8
Deferred rent	—	1.4
Other	1.3	2.9
Other long-term liabilities	$20.0	$24.3

MISSION PRODUCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Other income (expense), net

	Year Ended October 31,
(In millions)	2021	2020	2019
Gains (losses) on derivative financial instruments	$0.8	$(4.2)	$(3.7)
Foreign currency transaction (loss) gain	(1.6)	1.3	(1.3)
Interest income	1.7	2.4	1.7
Debt extinguishment costs	(0.1)	—	—
Other	0.5	(0.2)	(0.3)
Other income (expense), net	$1.3	$(0.7)	$(3.6)
4.      Equity Method Investees
Henry Avocado
The Company owns a 49% interest in Henry Avocado Corporation (“Henry Avocado”), based in Escondido, California. Henry Avocado packs, distributes and sells fresh avocados in the domestic market from California growers and also imports packed Chilean and Mexican avocados. Henry Avocado also operates a farm management and orchard leasing business where it performs various farming functions on behalf of growers. There is a basis difference between the Company’s historical investment in Henry Avocado and the amount recorded in members’ capital by the investee of $4.0 million as of October 31, 2021 and 2020, comprised solely of goodwill.
Mr. Avocado
The Company owns a 33% interest in Shanghai Mr. Avocado Limited (“Mr. Avocado”), a Chinese joint venture enterprise, through its Mission Produce Asia Ltd. subsidiary. The primary business operations include the marketing, ripening and distribution of fresh avocados within China.
Moruga
The Company owns a 60% interest in Moruga. Moruga’s primary business activity is to develop and operate blueberry farms. There is a basis difference between the our historical investment in Moruga and the amount of underlying equity in net assets of $10.3 million as of October 31, 2021 and 2020.
During the second quarter of fiscal year 2020, industry-wide production information regarding the 2019-2020 blueberry harvest in Peru became available, indicating that there is greater competition and expansion by competitors than what we were previously expecting. We believed that the increase in supply due to expansion would result in a reduction in pricing over the long-term. As a result of this factor, among others, management lowered its long-term revenue and profitability forecasts of Moruga during the second quarter of 2020 and concluded that the reduction in the forecasted revenues was an indicator of impairment. As a result, management tested its investment in Moruga for impairment and concluded that the estimated fair value of the investment in Moruga was less than the carrying value of the investment. Due to the change in long-term pricing and revenue expectations, management concluded that the impairment is other-than-temporary.
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
Financial information for our equity method investees as of October 31 was as follows:

(In millions)	Henry Avocado	Mr. Avocado	Moruga	Copaltas
2021
Current assets	$45.1	$4.4	$24.8	$1.5
Long-term assets	16.6	0.5	21.5	16.6
Current liabilities	22.7	3.1	13.6	2.5
Long-term liabilities	6.8	—	3.8	6.5
Sales	261.7	20.1	37.3	0.1
Gross profit	24.6	3.4	10.5	—
Net income (loss)	7.5	0.5	6.4	(0.2)
2020
Current assets	$35.3	$2.6	$19.9	$0.3
Long-term assets	17.9	0.6	20.1	10.9
Current liabilities	14.3	1.9	9.8	2.2
Long-term liabilities	10.6	—	7.6	—
Sales	254.1	11.7	28.7	0.2
Gross profit	22.8	1.9	7.7	—
Net income (loss)	4.4	(0.2)	3.8	0.1
The Company’s investments in its equity method investees have been impacted by the following:

(In millions)	Henry Avocado	Mr. Avocado	Moruga		Copaltas	Total
Investment balance October 31, 2018	$15.3	$0.2	$42.8		$0.4	$58.7
Equity method income (losses)	3.4	(0.4)	0.4	(1)	—	3.4
Dividends received	(1.3)	—	—		—	(1.3)
Investment contributions	—	0.7	—		1.2	1.9
Investment balance October 31, 2019	$17.4	$0.5	$43.2		$1.6	$62.7
Equity method income (losses)	2.2	(0.1)	1.9	(1)	—	4.0
Translation	—	—	—		(0.5)	(0.5)
Dividends received	(1.7)	—	—		—	(1.7)
Investment contributions	—	—	—		3.4	3.4
Impairment	—	—	(21.2)		—	(21.2)
Investment balance October 31, 2020	$17.9	$0.4	$23.9		$4.5	$46.7
Equity method income (losses)	3.7	0.2	3.8		(0.2)	7.5
Translation	—	—	—		—	—
Dividends received	(1.7)	—	—		—	(1.7)
Investment contributions	—	—	—		0.2	0.2
Investment balance October 31, 2021	$19.9	$0.6	$27.7		$4.5	$52.7
(1)Included amortization of customer relationship intangible of $0.4 million and $0.6 million during the years ended October 31, 2020 and 2019, respectively. The customer relationship intangible was fully amortized as of October 31, 2020.
There was no OTTI identified in the year ended October 31, 2021 that would have required us to test for impairment on any of our equity method investments.
5.     Debt
Credit facility
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

MISSION PRODUCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The credit facility also includes a swing line facility and an accordion feature which allows the Company to increase the borrowings by up to $125 million, with bank approval. We pay fees on unused commitments on the credit facility that accrue at rates ranging from 0.18% to 0.3% depending upon the Company’s leverage ratio.
The credit facility requires the Company to comply with financial and other covenants, including limitations on investments, capital expenditures, dividend payments, amounts and types of liens and indebtedness, and material asset sales. The Company is also required to maintain certain leverage and fixed charge coverage ratios. As of October 31, 2021, the Company was in compliance with all covenants of the credit facility.
Long-term debt under our credit facility with BoA Merrill Lynch consisted of the following:

	October 31,
(In millions)	2021	2020
Revolving line of credit. The interest rate is variable, based on LIBOR plus a spread that varies with the Company’s leverage ratio. As of October 31, 2021 and 2020, the interest rate was 1.84% and 1.90%, respectively. Interest is payable monthly and principal is due in full in October 2023.	$—	$—
Senior term loan (A-1). The interest rate is variable, based on LIBOR plus a spread that varies with the Company’s leverage ratio. As of October 31, 2021 and 2020, the interest rate was 1.84% and 1.90%, respectively. Interest is payable monthly, principal is payable quarterly and due in full in October 2023.	90.0	95.0
Senior term loan (A-2). The interest rate is variable, based on LIBOR plus a spread that varies with the Company’s leverage ratio. As of October 31, 2021 and 2020, the interest rate was 2.34% and 2.40% respectively. Interest is payable monthly, principal is payable quarterly and due in full in October 2025.	72.8	73.5
Notes payable to BoA. Payable in monthly installments including interest at a weighted average rate of 4.41% and 4.52% as of October 31, 2021 and 2020, respectively. Principal is due July 2024.	1.5	6.2
Total long-term debt	164.3	174.7
Less debt issuance costs	(0.4)	(0.6)
Long-term debt, net of debt issuance costs	163.9	174.1
Less current portion of long-term debt	(8.8)	(7.4)
Long-term debt, net of current portion	$155.1	$166.7
As of October 31, 2021, future principal payments for our total debt were as follows:

Year Ending October 31,	(In millions)
2022	$8.8
2023	83.8
2024	13.6
2025	58.1
2026	—
Thereafter	—
$164.3
6.     Leases
We lease facilities, land, fleet and other industrial equipment under operating leases, expiring at various dates through 2048. We also lease equipment under finance leases, expiring at various dates through 2025. Certain of these leases have clauses such as extension options, stipulated escalation provisions, early termination, and payment obligations for property taxes, insurance, maintenance and other costs.

MISSION PRODUCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Lease-related assets and liabilities on our consolidated balance sheets as of October 31, 2021 were as follows:

(in millions)	Location on Consolidated Balance Sheets	October 31, 2021
Assets
Operating	Operating lease right-of-use assets	$43.9
Finance	Property, plant and equipment, net	4.4
Total lease assets		$48.3
Liabilities
Current
Operating	Operating leases—current portion	$3.6
Finance	Finance leases—current portion	1.1
Noncurrent
Operating	Operating leases, net of current portion	42.5
Finance	Finance leases, net of current portion	2.2
Total lease liabilities		$49.4
Most lease costs are recognized in the consolidated statements of comprehensive income, however, costs qualifying for capitalization, such as lease costs for equipment used in the development of orchards, are recognized into property, plant and equipment or inventory. A summary of lease costs for the year ended October 31, 2021 is as follows:

	Year Ended October 31, 2021
(in millions)	Inventory	Property, plant and equipment	Cost of sales	Selling, general and administrative expenses	Interest Expense	Total
Operating leases
Lease cost	$—	$—	$3.9	$2.6	$—	$6.5
Variable lease cost	—	—	0.8	0.1	—	0.9
Short-term lease cost	1.3	2.7	13.2	0.8	—	18.0
Finance leases						—
Amortization of right-of-use assets	—	—	0.7	0.4	—	1.1
Interest on lease liabilities	—	—	—	—	0.3	0.3
Total lease cost	$1.3	$2.7	$18.6	$3.9	$0.3	$26.8
Supplemental cash flow information related to leases is set forth below:

Year ended
(In millions)	October 31, 2021
Cash paid for amounts included in the measurement of lease liabilities for operating cash flows for operating lease liabilities	$5.5
Right-of-use assets obtained in exchange for new operating lease liabilities	11.3

MISSION PRODUCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of October 31, 2021, future maturities of lease liabilities with original terms in excess of one year were as follows:

	(In millions)
Year Ending October 31,	Operating Leases	Finance Leases
2022	$6.2	$1.4
2023	5.8	1.3
2024	5.3	1.0
2025	4.8	0.2
2026	4.6	—
Thereafter	48.2	—
Total undiscounted future minimum lease payments	$74.9	$3.9
Less imputed interest	$(28.8)	(0.6)
Total discounted future minimum lease payments	$46.1	$3.3
Weighted average remaining lease terms and weighted average discount rates as of October 31, 2021 were as follows:

	Operating Leases	Finance Leases
Weighted average remaining lease term (in years)	15.2	2.8
Weighted average discount rate	5.5%	7.5%
As of October 31, 2020 (prior to the adoption of ASC 842), future minimum lease payments under noncancelable agreements in accordance with ASC 840 were as follows:

	(In millions)
Year Ending October 31,	Operating Leases	Capital Leases
2021	$5.5	$1.8
2022	4.7	1.6
2023	4.2	1.4
2024	3.6	1.2
2025	3.2	0.2
Thereafter	32.3	—
Minimum lease payments	$53.5	$6.2
Less interest		(1.7)
Present value of future lease payments		$4.5
As of October 31, 2020, finance leases totaled $5.7 million less accumulated depreciation of $0.6 million. Depreciation expense on finance leases was $0.3 million for both years ended October 31, 2020 and 2019.

As of October 31, 2020, we did not have material leases that had not yet commenced. Rent expense was approximately $6.9 million and $6.1 million for the years ended October 31, 2020 and 2019, respectively.
7.      Commitments and Contingencies
Litigation
The Company is involved from time to time in claims, proceedings, and litigation, including the following:
On April 23, 2020, former Mission Produce, Inc. employees filed a class action lawsuit in the Superior Court of the State of California for the County of Los Angeles against us alleging violation of certain wage and labor laws in California, including failure to pay all overtime wages, minimum wage violations, and meal and rest period violations, among others. Additionally, on June 10, 2020, former Mission Produce, Inc. employees filed a class action lawsuit in the Superior Court of the State of California for the County of Ventura against us alleging similar violations of certain wage and labor laws. The plaintiffs in both cases seek damages primarily consisting of class certification and payment of wages earned and owed, plus other consequential and special damages. While the Company believes that it did not violate any wage or labor laws, it nevertheless decided to settle these class action lawsuits. In May 2021, the plaintiffs in both class action lawsuits and the Company agreed preliminarily to a comprehensive settlement to resolve both class action cases for a total of $0.8 million, which the Company recorded as a loss contingency in selling, general and administrative expenses in the consolidated statements of comprehensive income during the three months ended April 30, 2021. The parties executed a stipulation of settlement agreement on such terms in November 2021. This preliminary settlement is subject to approval by the applicable courts.

MISSION PRODUCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The outcomes of our legal proceedings and other contingencies are inherently unpredictable, subject to significant uncertainties, and if one or more legal matters were resolved against the Company in a reporting period for amounts above management’s expectations, the Company’s financial condition and operating results for that period could be materially adversely affected.

8.     Income Taxes
The components of the provision for income taxes were as follows:

	Year Ended October 31,
(In millions)	2021	2020	2019
Current
Federal	$2.2	$4.6	$11.8
State	0.6	0.7	2.6
Foreign	9.5	10.7	9.3
Total current	12.3	16.0	23.7
Deferred
Federal	2.6	1.1	(0.6)
State	0.3	(0.2)	0.2
Foreign	5.9	(1.9)	1.0
Total deferred	8.8	(1.0)	0.6
Provision for income taxes	$21.1	$15.0	$24.3
U.S. and foreign components of income before income taxes were as follows:

	Year Ended October 31,
(In millions)	2021	2020	2019
U.S.	$20.8	$31.0	$51.7
Foreign	45.2	12.8	44.3
Income before income taxes	$66.0	$43.8	$96.0
A reconciliation of the provision for income taxes computed at the federal statutory tax rate to income taxes as reflected in the financial statements is as follows:

	Year Ended October 31,
	2021	2020	2019
Federal statutory rate	21.0%	21.0%	21.0%
State income taxes, net of federal tax benefit	1.0%	2.0%	1.9%
GILTI	2.3%	5.6%	3.1%
Non-deductible executive compensation	0.5%	3.9%	—%
Moruga impairment	—%	10.1%	—%
Foreign tax credits	(0.9)%	(4.6)%	(2.4)%
NOL carryback – CARES Act	—%	(2.8)%	—%
Peru income tax rate change	8.3%	—%	—%
Unrecognized tax benefits increase	0.9%	0.6%	1.5%
Other, net	(1.1)%	(1.6)%	0.2%
Effective tax rate	32.0%	34.2%	25.3%

MISSION PRODUCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Deferred taxes are recognized for temporary differences between the basis of assets and liabilities for financial statement and income tax purposes. The significant components of deferred tax assets and liabilities were as follows:

	October 31,
(In millions)	2021	2020
Accrued expenses	$4.2	$4.0
Net operating loss carryforward	0.8	1.8
Inventory	0.8	0.8
Interest rate swaps	0.8	1.5
Operating lease liabilities	11.2	—
Allowances, reserves, and other	0.3	0.3
Total deferred tax assets	18.1	8.5
Less: valuation allowance	(0.5)	(1.1)
Total net deferred tax assets	$17.6	$7.3
Equity interest in unconsolidated subsidiaries	(3.1)	(14.7)
Property, plant and equipment	(21.6)	(14.4)
Operating lease right-of-use assets	(10.7)	—
Repatriation of foreign earnings	(1.4)	(1.6)
Total deferred tax liabilities	(36.8)	(30.7)
Total net deferred tax assets/(liabilities)	$(19.2)	$(23.3)
As of October 31, 2021, the Company had foreign net operating loss carryforwards of $4.3 million, $3.6 million of which, carries forward indefinitely.
The net change in the valuation allowance for deferred tax assets was $0.6 million and $0.3 million for the years ended October 31, 2021 and 2020, respectively. The valuation allowance as of October 31, 2021 and 2020 primarily relates to deferred tax assets in jurisdictions with current and historical losses as well as deferred tax assets which would generate capital losses and can only be realizable upon generation of future capital gains.
At October 31, 2021 the Company recorded a deferred tax liability for the withholding tax that will be due upon future distribution of approximately $28.1 million of foreign earnings from its International Farming operations in Peru. The Company has determined all other accumulated foreign earnings of $121.6 million to be indefinitely reinvested, as it is our intent to permanently reinvest these funds outside of the United States and our current plans do not demonstrate a need to repatriate the cash to fund our U.S. operations.
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
A reconciliation of the total amounts of unrecognized tax benefits (exclusive of interest and penalties) is as follows:

	October 31,
(In millions)	2021	2020
Unrecognized tax benefits beginning of year	$6.0	$6.2
Increases/(decreases) related to prior year positions	$(0.2)	$—
Foreign currency remeasurement	0.3	(0.2)
Unrecognized tax benefits end of year	$6.1	$6.0
If recognized, the total amount of unrecognized tax benefits as of October 31, 2021and 2020 would impact the effective tax rate. There is potential for significant changes to unrecognized tax benefits by the end of fiscal year 2021 with regards to the 2013 tax assessment as discussed below.
The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. The Company recorded $0.9 million, $(1.9) million, and $1.4 million of interest and penalties in the years ended October 31, 2021, 2020 and 2019, respectively, in the consolidated statements of comprehensive income and had $7.7 million and $6.8 million for interest and penalties accrued as of October 31, 2021 and 2020, respectively, which have been included in other long-term liabilities in the consolidated balance sheets.
We conduct business both domestically and internationally and, as a result, one or more of our subsidiaries files income tax returns in U.S. federal, U.S. state and certain foreign jurisdictions. Accordingly, in the normal course of business, we are subject to examination by taxing

MISSION PRODUCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
authorities, primarily in the United States, Mexico and Peru. The Company is no longer subject to U.S. federal tax examinations for the fiscal years prior to and including October 31, 2016. The statute of limitations for the tax years ended October 31, 2017 and forward are still open as of October 31, 2021.
The Company’s wholly owned subsidiary in Mexico is currently under audit for the fiscal year 2013 and received certain proposed adjustments during fiscal year 2018 from the Mexican taxing authorities pertaining to disallowed deductions. During June 2018, the Company filed an administrative appeal challenging the 2013 tax assessment, which in June 2019 the authorities issued a resolution revoking the tax assessment and ordering the tax auditors to appraise some evidence and re-issue a new assessment in connection with one of the intermediaries. The Mexican subsidiary filed a tax lawsuit since the tax auditors did not appraise the evidence offered in connection with a significant portion of the disallowed deductions, which the Company is currently waiting for the resolution of the trial. The Company believes that is has adequately provided taxes for this matter.
On December 30, 2020, Peru enacted tax law repealing current tax law which provided benefits to agribusiness entities. The new law will subject us to higher Peruvian corporate income tax rates than our current rate of 15% as follows: 20% for calendar years 2023 to 2024, 25% for calendar years 2025 to 2027, and 29.5% thereafter. We remeasured our deferred tax balances based on the applicable tax rate in the year the deferred balances are expected to reverse. The increase to the net deferred tax liability for the change in Peruvian tax rate resulted in a $5.4 million increase to tax expense.
On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (“CARES Act”) was signed into law. Among other things, the CARES Act permitted NOL carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021. In addition, the CARES Act allowed NOLs incurred in 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. For fiscal year 2020 the Company recorded a discrete benefit of $1.2 million due to the revaluation of deferred tax assets due to the utilization of NOLs at a higher tax rate in the carryback period. The CARES Act also contains modifications on the limitation of business interest for tax years beginning in 2019 and 2020. The modifications to Section 163(j) increased the allowable business interest deduction from 30% of adjusted taxable income to 50% of adjusted taxable income which did not have an impact to the company for fiscal year 2020 or 2021.

9.      Shareholders’ Equity
Stock-based compensation
During fiscal years 2021, 2020, and 2019, we maintained stock-based incentive plans (see below for more details). Stock-based compensation expense is recorded in selling, general and administrative expenses in the consolidated statements of comprehensive income. Total stock-based compensation expense under these plans and the total related recognized tax benefit were as follows:

	Year Ended October 31,
(In millions)	2021	2020	2019
Stock options	$1.5	$4.8	$—
RSUs	1.1	0.1	—
Total stock-based compensation expense under incentive plans, pretax	$2.6	$4.9	$—
Tax benefit	0.1	0.1	—
Unrecognized stock-based compensation expense as of October 31, 2021 was $3.9 million and is expected to be recognized over a weighted-average period of 1.7 years.
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
2020 Incentive Award Plan
On October 1, 2020, our Board of Directors adopted the 2020 Plan, which provides for the grant of equity awards, including stock options, RSUs, and performance share units to directors, employees, consultants, and certain of our affiliates. The terms of awards may vary based on the grantee classification, or nature of the award, such as awards contingent upon discrete events, or awards related to continuing employment. A maximum of 9,880,190 shares of common stock may be issued under the 2020 Plan. As of October 31, 2021, 9,296,260 shares were available for issuance under the 2020 Plan.

MISSION PRODUCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Stock options
Stock options are generally granted with exercise prices no less than the fair market value at grant date and vest based on tenure of employment or other specific events and expire 10 years after the grant date. The fair value of stock options are estimated as of the date of grant using the Black-Scholes option valuation model with the following assumptions, as required by the model:
•Risk-free rate- the current interest rate on five to seven-year U.S. Treasury Bonds
•Volatility- the average of equity implied asset volatility of publicly-traded direct competitor companies
•Expected life- calculated as the average of the vesting term and original contractual term, known as “the simplified method”
No stock options were granted during the year ended October 31, 2021. Assumptions used to estimate the fair value for stock options granted during the years ended October 31, 2020 and 2019 were as follows:

	Year Ended October 31,
	2020	2019
Risk-free interest rate	0.4%	1.7%
Volatility	30.0%	25.0%
Expected life (in years)	6.3	7.2
Dividend rate	—	—
The weighted-average grant-date fair value of options granted during the years ended October 31, 2020 and 2019 was $3.61 and $5.35, respectively. The total grant-date fair value of stock options vested during the years ended October 31, 2021 and 2020 was $1.3 million and $5.5 million, respectively. No stock options vested during the year ended October 31, 2019. The total intrinsic value of stock options exercised was $0.2 million in both years ended October 31, 2021 and 2020. No stock options were exercised during the year ended October 31, 2019.
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

MISSION PRODUCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Stock option activity for the CEO Award during the year ended October 31, 2021 was as follows:

	Number of options (in thousands)	Weighted-average exercise price	Weighted-average remaining life (in years)	Aggregate intrinsic value (in millions)
Outstanding at October 31, 2020	1,700	$13.74
Granted	—
Exercised(1)	—	13.74
Forfeited	—
Outstanding at October 31, 2021	1,700	$13.74	7.7	$8.9
Vested and expected to vest at October 31, 2021	1,700	$13.74	7.7	$8.9
Exercisable at October 31, 2021	1,190	$13.74	7.7	$6.2
(1)Less than 500 shares were exercised during the year ended October 31, 2021.

	Number of options (in thousands)	Weighted average grant-date fair value
Unvested at October 31, 2020	680	$5.35
Granted	—	—
Vested	(170)	5.35
Forfeited	—	—
Unvested at October 31, 2021	510	$5.35
Employees
Stock options granted to employees generally vest ratably over four years. Stock option activity for other employees during the year ended October 31, 2021 was as follows:

	Number of options (in thousands)	Weighted-average exercise price	Weighted-average remaining life (in years)	Aggregate intrinsic value (in millions)
Outstanding at October 31, 2020	698	$11.62
Granted	—	—
Exercised	(22)	10.19
Forfeited	(190)	12.00
Outstanding at October 31, 2021	486	$11.55	8.2	$3.6
Vested and expected to vest at October 31, 2021	486	11.55	8.2	3.6
Exercisable at October 31, 2021	124	$10.23	7.6	$1.1

MISSION PRODUCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Number of options (in thousands)	Weighted average grant-date fair value
Unvested at October 31, 2020	664	$3.61
Granted	—	—
Vested	(112)	3.61
Forfeited	(190)	3.61
Unvested at October 31, 2021	362	$3.99	(1)
(1) Approximately 26,000 unvested shares outstanding were modified during the year ended October 31, 2021 in connection with the retirement of a long-tenured employee, which affected the computation of the weighted average grant-date fair value.
RSUs

RSUs are service-based awards granted under the 2020 Plan to eligible employees and non-employees. RSUs are expected to be settled with shares of the Company’s common stock. Vesting and forfeiture conditions are specific to each grant as determined by the plan administrator. The fair of RSUs is determined based on the market price of our common stock on the date of grant.
Employees

RSUs are granted to employees as well as new-hires and generally vest ratably over three to four years. Activity for awards during the year ended October 31, 2021 was as follows. No awards were granted during the years ended October 31, 2020 and 2019.

	Units (in thousands)	Weighted average grant-date fair value per unit
Outstanding at October 31, 2020	—	$—
Granted	8	20.87
Vested	—	—
Forfeited	—	—
Outstanding at October 31, 2021	8	$20.87
Board of Directors
On October 1, 2020, RSUs were granted to directors in connection with our IPO, with a vesting date in March 2021. Under our Director Compensation Plan, directors were henceforth approved for the automatic grant on the date of each Annual Shareholders’ Meeting, set to cliff-vest at the earlier of one year following, or at the subsequent Annual Shareholders’ Meeting. Activity for these awards during the years ended October 31, 2021 and 2020 was as follows:

	Units (in thousands)	Weighted average grant-date fair value per unit
Outstanding at October 31, 2020	58	$12.00
Granted	35	19.89
Vested	(58)	12.00
Forfeited	—	—
Outstanding at October 31, 2021	35	$19.89
Dividends
If we do not comply with certain covenants under our credit facility, our ability to pay dividends in the future could be limited.

MISSION PRODUCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
10.     Fair Value Measurements
Financial assets and liabilities measured and recorded at fair value on a recurring basis included in the consolidated balance sheets were as follows:

	October 31, 2021				October 31, 2020
(In millions)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Mutual funds	$1.2	$1.2	$—	$—	$1.0	$1.0	$—	$—
Liabilities
Interest rate swap liability	3.5	—	3.5	—	6.5	—	6.5	—
Our mutual fund investments relate to our deferred compensation plan and held in a Rabbi trust. The funds are measured at quoted prices in active markets, which is equivalent to their fair value.
The fair value of interest rate swaps is determined using widely accepted valuation techniques, including discounted cash flow analysis, on the expected cash flows of each derivative. The analysis reflects the contractual terms of the swaps, including the period to maturity, and uses observable market-based inputs, including interest rate curves (“significant other observable inputs”). The fair value calculation also includes an amount for risk of non-performance using “significant unobservable inputs” such as estimates of current credit spreads to evaluate the likelihood of default. The Company has concluded, as of October 31, 2021 and October 31, 2020, that the fair value associated with the “significant unobservable inputs” relating to the Company’s risk of non-performance was insignificant to the overall fair value of the interest rate swap agreements and, as a result, the Company has determined that the relevant inputs for purposes of calculating the fair value of the interest rate swap agreements, in their entirety, were based upon “significant other observable inputs”. The liabilities associated with the interest rate swaps have been included in accrued expenses and other long-term liabilities in the consolidated balance sheets and gains and losses for the interest rate swaps have been included in other income (expense), net in the consolidated statements of comprehensive income.
11.    Earnings Per Share

	Year Ended October 31,
	2021	2020	2019
Numerator:
Net income available to shareholders (in millions)	$44.9	$28.8	$71.7
Denominator:
Weighted average shares of common stock outstanding, used in computing basic earnings per share	70,583,424	63,634,863	63,442,776
Effect of dilutive stock options	466,227	22,038	35,173
Effect of dilutive RSUs	18,830	3,117	—
Weighted average shares of common stock outstanding, used in computing diluted earnings per share	71,068,481	63,660,018	63,477,949
Earnings per share
Basic	$0.64	$0.45	$1.13
Diluted	$0.63	$0.45	$1.13
Equity awards representing shares of common stock outstanding that were excluded in the computation of diluted EPS because their effect would have been anti-dilutive as a result of applying the treasury stock method, were as follows:

	Year Ended October 31,
	2021	2020	2019
Anti-dilutive stock options	145,735	1,289,589	1,700,000
Anti-dilutive RSUs	24,540	—	—

MISSION PRODUCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
12.     Related Party Transactions
Transactions with related parties included in the consolidated financial statements were as follows:

	Consolidated Balance Sheets			Consolidated Statements of Comprehensive Income
(In millions)	Accounts receivable	Loans to equity method investees	Accounts payable & accrued expenses	Net sales	Cost of sales	Selling, general and administrative expenses	Other income (expense), net
	October 31, 2021			Year Ended October 31, 2021
Equity method investees:
Henry Avocado	$—	$—	$—	$4.4	$—	$—	$—
Mr. Avocado	1.3	—	—	4.3	—	—	—
Moruga(1)	3.9	3.0	—	6.1	—	—	0.4
Copaltas(4)	—	2.1	—	—	—	—	0.1
Other:
Directors/officers(2)	0.1	—	—	2.5	3.5	0.1	—
Employees(3)	—	—	0.2	—	9.6	—	—
	October 31, 2020			Year Ended October 31, 2020
Equity method investees:
Henry Avocado	$—	$—	$—	$1.3	$—	$—	$—
Mr. Avocado	0.6	—	—	1.9	—	—	—
Moruga(1)	2.0	4.5	—	4.9	—	—	0.6
Other:
Directors/officers(2)	0.3	—	0.2	2.3	5.1	0.2	—
				Year Ended October 31, 2019
Equity method investees:
Henry Avocado				$0.5	$3.3	$—	$—
Mr. Avocado				4.5	—	—	—
Moruga				3.4	—	—	—
Other:
Directors/officers(2)				0.9	1.8	0.3	—
(1)The Company has provided loans to Moruga Inc. S.A.C. to support growth and expansion projects, bearing interest at 6.5%, due December 31, 2022. We also lease owned land to Moruga.
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

13.     Segment Information
We have two operating segments which are also reporting segments. Our reporting segments are presented based on how information is used by our CEO, who is the chief operating decision maker, to measure performance and allocate resources. These reporting segments are Marketing and Distribution and International Farming. Our Marketing and Distribution reporting segment sources fruit from growers and then distributes the fruit through our global distribution network. Our International Farming segment owns and operates orchards from which substantially all fruit produced is sold to our Marketing and Distribution segment. The segment’s farming activities range from cultivating early-stage plantings to harvesting from mature trees. The segment also earns service revenues for packing and processing for producers of other crops during the avocado off-harvest season. The International Farming segment is principally located in Peru, with smaller operations emerging in other areas of Latin America.
The CEO evaluates and monitors segment performance primarily through segment sales and segment adjusted earnings before interest expense, income taxes and depreciation and amortization (“adjusted EBITDA”). We believe that adjusted EBITDA by segment provides useful information for analyzing the underlying business results as well as allowing investors a means to evaluate the financial results of each reportable segment in relation to the Company as a whole. These measures are not in accordance with, nor are they a substitute for or superior to, the comparable GAAP financial measures.
Adjusted EBITDA refers to net income (loss), before interest expense, income taxes, depreciation and amortization expense, stock-based compensation expense, other income (expense), and income (loss) from equity method investees, further adjusted by asset impairment and disposals, net of insurance recoveries, legal settlement, farming costs for nonproductive orchards (which represents land lease costs), and any special, non-recurring, or one-time items such as impairments that are excluded from the results the CEO reviews uses to assess segment performance and results.

MISSION PRODUCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Net sales from each of our reportable segments were as follows:

	Year Ended October 31,
	2021			2020			2019
(In millions)	Marketing & Distribution	International Farming	Total	Marketing & Distribution	International Farming	Total	Marketing & Distribution	International Farming	Total
Third party sales	$872.0	$19.7	$891.7	$846.9	$15.4	$862.3	$873.7	$9.6	$883.3
Affiliated sales	—	84.9	84.9	—	66.4	66.4	—	80.7	80.7
Total segment sales	$872.0	$104.6	$976.6	$846.9	$81.8	$928.7	$873.7	$90.3	$964.0
Intercompany eliminations	—	(84.9)	(84.9)	—	(66.4)	(66.4)	—	(80.7)	(80.7)
Total net sales	$872.0	$19.7	$891.7	$846.9	$15.4	$862.3	$873.7	$9.6	$883.3
Adjusted EBITDA for each of our reporting segments was as follows:

	Year Ended October 31,
(In millions)	2021	2020	2019
Marketing & Distribution adjusted EBITDA	$51.4	$68.2	$88.0
International Farming adjusted EBITDA	33.9	23.3	35.0
Total reportable segment adjusted EBITDA	85.3	91.5	123.0
Net income	44.9	28.8	71.7
Interest expense	3.7	6.7	10.3
Provision for income taxes	21.1	15.0	24.3
Depreciation and amortization	20.4	18.1	16.5
Equity method income	(7.5)	(4.0)	(3.4)
Stock-based compensation	2.6	5.0	—
Other (income) expense, net	(1.3)	0.7	3.6
Impairment on equity method investment	—	21.2	—
Legal settlement	0.8	—	—
Asset impairment and disposals, net of insurance recoveries	(0.2)	—	—
Farming costs for nonproductive orchards	0.8	—	—
Total adjusted EBITDA	$85.3	$91.5	$123.0
Net sales to customers outside the U.S. were $217.0 million, $202.8 million and $194.2 million, for the years ended October 31, 2021, 2020 and 2019, respectively.
Our goodwill balance of $76.4 million as of October 31, 2021 and 2020 was wholly attributed to the International Farming segment.
Property, plant and equipment, net attributed to geographic areas was as follows:

	October 31,
(In millions)	2021	2020
North America	$161.7	$143.3
South America	261.7	234.9
Europe	0.8	0.9
Property, plant and equipment, net	$424.2	$379.1