Form 10-Q
period 2022-01-31
Mission Produce, Inc.
filed 2022-03-10
CIK 1802974

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________
FORM 10-Q
_____________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2022
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒
As of February 28, 2022, the registrant had 70,631,525 shares of common stock at $0.001 par value outstanding.

MISSION PRODUCE, INC.
TABLE OF CONTENTS

FORM 10-Q
FISCAL FIRST QUARTER 2022

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
•Other risks and factors listed under “Item 1A. Risk Factors” in our most recent Annual Report on Form 10-K for the year ended October 31, 2021 and elsewhere in this report.
We have based the forward-looking statements contained in this report primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations, prospects, business strategy and financial needs. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, assumptions and other factors described in “Item 1A. Risk Factors” in our most recent Annual Report on Form 10-K for the year ended October 31, 2021 and elsewhere in this report. These risks are not exhaustive. Other sections of this report include additional factors that could adversely impact our business and financial performance. Furthermore, new risks and uncertainties emerge from time to time and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this report. We cannot assure you that the results, events and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.
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

PART I- FINANCIAL INFORMATION
Item 1.    Financial Statements
MISSION PRODUCE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In millions, except for shares)	January 31, 2022	October 31, 2021
Assets
Current Assets:
Cash and cash equivalents	$25.3	$84.5
Restricted cash	2.9	6.1
Accounts receivable
Trade, net of allowances of $0.1 and $0.2, respectively	101.2	73.8
Grower and fruit advances	3.5	0.6
Miscellaneous receivables	9.2	12.3
Inventory	79.3	48.2
Prepaid expenses and other current assets	11.3	11.6
Loans to equity method investees	2.1	3.3
Income taxes receivable	10.9	6.7
Total current assets	245.7	247.1
Property, plant and equipment, net	436.1	424.2
Operating lease right-of-use assets	42.7	43.9
Equity method investees	51.9	52.7
Loans to equity method investees	1.9	1.8
Deferred income tax assets, net	7.6	7.6
Goodwill	76.4	76.4
Other assets	18.7	19.8
Total assets	$881.0	$873.5

Liabilities and Shareholders' Equity
Liabilities
Accounts payable	$21.5	$22.8
Accrued expenses	41.0	28.8
Income taxes payable	1.8	1.9
Grower payables	36.9	22.2
Long-term debt—current portion	8.8	8.8
Operating leases—current portion	3.9	3.6
Finance leases—current portion	1.2	1.1
Total current liabilities	115.1	89.2
Long-term debt, net of current portion	152.9	155.1
Operating leases, net of current portion	41.6	42.5
Finance leases, net of current portion	1.9	2.2
Income taxes payable	3.5	3.5
Deferred income tax liabilities, net	26.8	26.8
Other long-term liabilities	17.9	20.0
Total liabilities	359.7	339.3
Commitments and contingencies (Note 5)
Shareholders' Equity
Common stock ($0.001 par value, 1,000,000,000 shares authorized; 70,631,525 shares issued and outstanding as of both January 31, 2022 and October 31, 2021)	0.1	0.1
Additional paid-in capital	226.4	225.6
Accumulated other comprehensive loss	(0.8)	(0.5)
Retained earnings	295.6	309.0
Total shareholders' equity	521.3	534.2
Total liabilities and shareholders' equity	$881.0	$873.5
See accompanying notes to unaudited condensed consolidated financial statements.

MISSION PRODUCE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (UNAUDITED)

	Three Months Ended January 31,
(In millions, except for per share amounts)	2022	2021
Net sales	$216.6	$173.2
Cost of sales	216.1	150.5
Gross profit	0.5	22.7
Selling, general and administrative expenses	18.7	14.6
Operating (loss) income	(18.2)	8.1
Interest expense	(0.9)	(0.9)
Equity method income	1.6	2.3
Other income	1.6	—
(Loss) income before income taxes	(15.9)	9.5
(Benefit) provision for income taxes	(2.5)	7.3
Net (loss) income	$(13.4)	$2.2

Net (loss) income per share:
Basic	$(0.19)	$0.03
Diluted	$(0.19)	$0.03

Other comprehensive (loss) income, net of tax
Foreign currency translation adjustments	(0.3)	0.5
Comprehensive (loss) income	$(13.7)	$2.7
See accompanying notes to unaudited condensed consolidated financial statements.

MISSION PRODUCE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

(In millions, except for shares)	Common stock		Additional paid-in capital	Notes receivable from shareholders	Accumulated other comprehensive loss	Retained earnings	Total shareholders' equity
	Shares	Amount
Balance at October 31, 2020	70,550,922	$0.1	$222.8	$(0.1)	$(0.5)	$251.2	$473.5
Stock-based compensation	—	—	0.8	—	—	—	0.8
Repayment of stock option notes receivable	—	—	—	0.1	—	—	0.1
Net income	—	—	—	—	—	2.2	2.2
Other comprehensive income	—	—	—	—	0.5	—	0.5
Balance at January 31, 2021	70,550,922	$0.1	$223.6	$—	$—	$253.4	$477.1

Balance at October 31, 2021	70,631,525	$0.1	$225.6	$—	$(0.5)	$309.0	$534.2
Stock-based compensation	—	—	0.8	—	—	—	0.8
Net loss	—	—	—	—	—	(13.4)	(13.4)
Other comprehensive loss	—	—	—	—	(0.3)	—	(0.3)
Balance at January 31, 2022	70,631,525	$0.1	$226.4	$—	$(0.8)	$295.6	$521.3
See accompanying notes to unaudited condensed consolidated financial statements.

MISSION PRODUCE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)

	Three Months Ended January 31,
(In millions)	2022	2021
Operating Activities
Net (loss) income	$(13.4)	$2.2
Adjustments to reconcile net (loss) income to net cash used in operating activities
Depreciation and amortization	4.5	3.6
Amortization of debt issuance costs	0.1	0.1
Noncash lease expense	1.2	0.9	(1)
Equity method income	(1.6)	(2.3)
Stock-based compensation	0.8	0.8
Dividends received from equity method investees	2.2	—
Losses (gains) on asset impairment, disposals and sales, net of insurance recoveries	0.1	(0.2)
Deferred income taxes	—	4.9
Unrealized (gains) losses on derivative financial instruments	(0.8)	—
Effect on cash of changes in operating assets and liabilities:
Trade accounts receivable	(27.6)	(12.6)
Grower fruit advances	(2.9)	0.2
Miscellaneous receivables	3.1	3.5
Inventory	(29.8)	(10.2)
Prepaid expenses and other current assets	0.1	(1.3)	(1)
Income taxes receivable	(4.2)	1.2
Other assets	0.6	(3.7)
Accounts payable and accrued expenses	13.3	4.8
Income taxes payable	(0.1)	(0.4)
Grower payables	15.1	(0.2)
Operating lease liabilities	(0.7)	(0.5)	(1)
Other long-term liabilities	(1.4)	(0.5)	(1)
Net cash used in operating activities	$(41.4)	$(9.7)
Investing Activities
Purchases of property and equipment	(20.9)	(22.4)
Proceeds from sale of property, plant and equipment	—	2.2
Investment in equity method investees	—	(0.2)
Loan repayments from equity method investees	1.0	—
Other	(0.2)	(0.2)
Net cash used in investing activities	$(20.1)	$(20.6)
Financing Activities
Principal payments on long-term debt obligations	(2.2)	(2.2)
Principal payments on finance lease obligations	(0.3)	(0.3)
Net cash used in financing activities	$(2.5)	$(2.5)
Effect of exchange rate changes on cash	—	0.1
Net decrease in cash, cash equivalents and restricted cash	(64.0)	(32.7)
Cash, cash equivalents and restricted cash, beginning of period	92.2	127.0
Cash, cash equivalents and restricted cash, end of period	$28.2	$94.3

Summary of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets:
Cash and cash equivalents	$25.3	$91.1
Restricted cash	2.9	1.6
Restricted cash included in other assets	—	1.6
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statements of cash flows	$28.2	$94.3
(1)Prior period amounts differ from those previously reported due to the adoption of ASC 842, Leases, effective November 1, 2020, which was first presented in our annual report on Form-10K for the year ended October 31, 2021.

See accompanying notes to unaudited condensed consolidated financial statements.

MISSION PRODUCE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.     General
Business
Mission Produce, Inc. together with its consolidated subsidiaries (“Mission,” “the Company,” “we,” “us” or “our”), is a global leader in the avocado industry. The Company’s expertise lies in the farming, packaging, marketing and distribution of avocados to food retailers, distributors and produce wholesalers worldwide. The Company procures avocados principally from California, Mexico and Peru. Through our various operating facilities, we grow, sort, pack, bag and ripen avocados for distribution to domestic and international markets. We report our results of operations in two operating segments: Marketing and Distribution and International Farming (see Note 10).
Basis of presentation and consolidation
The unaudited interim condensed consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and include the Company’s consolidated domestic and international subsidiaries. Certain information and disclosures normally included in annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. Accordingly, these unaudited interim condensed consolidated financial statements and accompanying footnotes should be read in conjunction with the Company’s Annual Report for the year ended October 31, 2021. In the opinion of management, all adjustments, of a normal recurring nature, considered necessary for a fair statement have been included in the unaudited condensed consolidated financial statements. Interim results of operations are not necessarily indicative of future results, including results that may be expected for the twelve months ended October 31, 2022.
Recently issued accounting standards
In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-04, Reference Rate Reform, and a subsequent update following, which provides optional expedients and exceptions for applying GAAP principles to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in this ASU apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued as a result of reference rate reform. The optional expedients in this ASU are available for adoption as of March 12, 2020 through December 31, 2022. The Company is evaluating the impact of electing the adoption of this ASU on our financial condition, results of operations and cash flows.

2.     Inventory
Major classes of inventory were as follows:

(In millions)	January 31, 2022	October 31, 2021
Finished goods	$41.6	$22.5
Crop growing costs	23.1	11.9
Packaging and supplies	14.6	13.8
Inventory	$79.3	$48.2

3.    Details of Certain Account Balances
Accrued expenses

(In millions)	January 31, 2022	October 31, 2021
Employee-related	$10.5	$14.6
Freight	11.5	3.9
Interest rate swaps	1.5	2.1
Construction-in-progress	0.1	0.2
Outside fruit purchase	9.6	2.2
VAT and local taxes payable	1.0	1.0
Legal settlement	0.8	0.8
Other	6.0	4.0
Accrued expenses	$41.0	$28.8

MISSION PRODUCE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Other income

	Three Months Ended January 31,
(In millions)	2022	2021
Gains on derivative financial instruments	$0.8	$—
Foreign currency transaction gain (loss)	0.5	(0.6)
Interest income	0.1	0.2
Other	0.2	0.4
Other income	$1.6	$—
4.     Debt
Credit facility
Long-term debt under our credit facility with Bank of America (“BoA”) Merrill Lynch consisted of the following:

(In millions)	January 31, 2022	October 31, 2021
Revolving line of credit. The interest rate is variable, based on LIBOR plus a spread that varies with the Company’s leverage ratio. As of January 31, 2022 and October 31, 2021, the interest rate was 1.86% and 1.84%, respectively. Interest is payable monthly and principal is due in full in October 2023.	$—	$—
Senior term loan (A-1). The interest rate is variable, based on LIBOR plus a spread that varies with the Company’s leverage ratio. As of January 31, 2022 and October 31, 2021, the interest rate was 1.86% and 1.84%, respectively. Interest is payable monthly, principal is payable quarterly and due in full in October 2023.	88.1	90.0
Senior term loan (A-2). The interest rate is variable, based on LIBOR plus a spread that varies with the Company’s leverage ratio. As of January 31, 2022 and October 31, 2021, the interest rate was 2.36% and 2.34% respectively. Interest is payable monthly, principal is payable quarterly and due in full in October 2025.	72.6	72.8
Note payable to BoA. Payable in monthly installments including interest at a rate of 3.96% as of both January 31, 2022 and October 31, 2021. Principal is due July 2024.	1.3	1.5
Total long-term debt	162.0	164.3
Less debt issuance costs	(0.3)	(0.4)
Long-term debt, net of debt issuance costs	161.7	163.9
Less current portion of long-term debt	(8.8)	(8.8)
Long-term debt, net of current portion	$152.9	$155.1
The credit facility requires the Company to comply with financial and other covenants, including limitations on investments, capital expenditures, dividend payments, amounts and types of liens and indebtedness, and material asset sales. The Company is also required to maintain certain leverage and fixed charge coverage ratios. As of January 31, 2022, the Company was in compliance with all covenants of the credit facility.
Interest rate swaps
The Company has four separate interest rate swaps with a total notional amount of $100 million to hedge changes in the variable interest rate on $100 million of principal value of the Company’s term loans. We account for the interest rate swaps in accordance with ASC 815, Derivatives and Hedging, as amended, which requires the recognition of all derivative instruments as either assets or liabilities in the consolidated balance sheets and measurement of those instruments at fair value. The Company has not designated the interest rate swaps as cash flow hedges, and as a result under the accounting guidance, changes in the fair value of the interest rate swaps have been recorded in other income in the condensed consolidated statements of comprehensive (loss) income and changes in the liability are presented in net cash used in operating activities in the condensed consolidated statements of cash flow. Refer to Note 7 for more details.

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

MISSION PRODUCE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
6.     Income Taxes
The income tax (benefit) expense recorded for the three months ended January 31, 2022 and 2021, differs from the income taxes expected at the U.S. federal statutory tax rate of 21.0%, primarily due to income attributable to foreign jurisdictions which is taxed at different rates, changes in foreign exchange rates taxable in foreign jurisdictions, state taxes, nondeductible tax items, changes in uncertain tax positions (“UTP”), and changes in tax law affecting the rate in future years.
As of January 31, 2022, the Company had $13.7 million in UTP accrued, of which $7.6 million relates to interest and penalties, inclusive of inflationary adjustments. The period for assessing interest and penalties has expired. However, the Company continues to record certain statutory adjustments related to inflation. During the three months ended January 31, 2022, the Company recognized $0.1 million as income tax expense related to inflationary and other adjustments. Changes in the UTP related to changes in foreign exchange rates during the period are included in other income in the condensed consolidated statements of comprehensive (loss) income.
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

7.     Fair Value Measurements
Financial assets and liabilities measured and recorded at fair value on a recurring basis included in the condensed consolidated balance sheets were as follows:

	January 31, 2022				October 31, 2021
(In millions)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Mutual funds	$1.2	$1.2	$—	$—	$1.2	$1.2	$—	$—
Liabilities
Interest rate swap liability	2.1	—	2.1	—	3.5	—	3.5	—
Our mutual fund investments relate to our deferred compensation plan, which are held in a Rabbi trust. The funds are measured at quoted prices in active markets, which is equivalent to their fair value.
The fair value of interest rate swaps is determined using widely accepted valuation techniques, including discounted cash flow analysis, on the expected cash flows of each derivative. The analysis reflects the contractual terms of the swaps, including the period to maturity, and uses observable market-based inputs, including interest rate curves (“significant other observable inputs”). The fair value calculation also includes an amount for risk of non-performance using “significant unobservable inputs” such as estimates of current credit spreads to evaluate the likelihood of default. The Company has concluded, as of January 31, 2022 and October 31, 2021, that the fair value associated with the “significant unobservable inputs” relating to the Company’s risk of non-performance was insignificant to the overall fair value of the interest rate swap agreements and, as a result, the Company has determined that the relevant inputs for purposes of calculating the fair value of the interest rate swap agreements, in their entirety, were based upon “significant other observable inputs”. The liabilities associated with the interest rate swaps have been included in accrued expenses and other long-term liabilities in the condensed consolidated balance sheets and gains and losses for the interest rate swaps have been included in other income in the condensed consolidated statements of comprehensive (loss) income.

MISSION PRODUCE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
8.    Earnings Per Share

	Three Months Ended January 31,
	2022	2021
Numerator:
Net (loss) income available to shareholders (in millions)	$(13.4)	$2.2
Denominator:
Weighted average shares of common stock outstanding, used in computing basic earnings per share	70,631,525	70,550,922
Effect of dilutive stock options	—	22,328
Effect of dilutive RSUs	—	32,321
Weighted average shares of common stock outstanding, used in computing diluted earnings per share	70,631,525	70,605,571
Earnings per share
Basic	$(0.19)	$0.03
Diluted	$(0.19)	$0.03
Equity awards representing shares of common stock outstanding that were excluded in the computation of diluted earnings per share because their effect would have been anti-dilutive, were as follows:

	Three Months Ended January 31,
	2022	2021
Anti-dilutive stock options	2,185,487	2,329,152
Anti-dilutive RSUs	135,893	—

9.     Related Party Transactions
Transactions with related parties included in the condensed consolidated financial statements were as follows:

	Condensed Consolidated Balance Sheets
	January 31, 2022			October 31, 2021
(In millions)	Accounts receivable	Loans to equity method investees	Accounts payable & accrued expenses	Accounts receivable	Loans to equity method investees	Accounts payable & accrued expenses
Equity method investees:
Mr. Avocado	$0.7	$—	$—	$1.3	$—	$—
Moruga(1)	3.1	1.9	—	3.9	3.0	—
Copaltas(2)	—	2.1	—	—	2.1	—
Other:
Directors/Officers(3)	0.1	—	0.1	0.1	—	—
Employees(4)	—	—	1.0	—	—	0.2

	Condensed Consolidated Statements of Comprehensive (Loss) Income
	Three Months Ended January 31, 2022			Three Months Ended January 31, 2021
(In millions)	Net sales	Cost of sales	Other income	Net sales	Cost of sales	Other income
Equity method investees:
Henry Avocado	$—	$0.2	$—	$—	$—	$—
Mr. Avocado	0.4	—	—	1.1	—	—
Moruga(1)	3.4	—	0.4	2.5	—	—
Other:
Directors/Officers(3)	0.4	0.1	—	0.6	—	—
Employees(4)	—	1.7	—	—	3.0	—
(1)The Company has provided loans to Moruga Inc. S.A.C. to support growth and expansion projects, bearing interest at 6.5%, due December 31, 2022. We also lease owned land to Moruga.
(2)The Company has provided loans to Copaltas to support growth and expansion projects, bearing interest at 6.66%. The notes outstanding as of January 31, 2022 have an amended due date of April 30, 2022.
(3)The Company purchases from and sells avocados to a small number of entities having full or partial ownership by some of our directors/officers. These transactions are made under substantially similar terms as with other growers and customers. The Company entered into a consulting agreement with a director in 2018 to provide consulting and advice on current

MISSION PRODUCE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
business operations, as well as to analyze opportunities for fresh avocado farming and packing facilities in South and Central America, which was terminated in June 2021. Fees earned by this director for the three months ended January 31, 2021 were less than $100,000.
(4)The Company utilizes a transportation vendor in Mexico owned by key management employees under similar terms as other transportation vendors. The Company purchases avocados from a small number of entities having full or partial ownership by some employees. These transactions are made under substantially similar terms as with other growers.
10.     Segment Information
We have two operating segments which are also reporting segments. Our reporting segments are presented based on how information is used by our CEO, who is the chief operating decision maker, to measure performance and allocate resources. These reporting segments are Marketing and Distribution and International Farming. Our Marketing and Distribution reporting segment sources fruit from growers and then distributes the fruit through our global distribution network. Our International Farming segment owns and operates orchards from which substantially all fruit produced is sold to our Marketing and Distribution segment. The International Farming segment’s farming activities range from cultivating early-stage plantings to harvesting from mature trees, and it also earns service revenues for packing and processing for producers of other crops during the avocado off-harvest season. The International Farming segment is principally located in Peru, with smaller operations emerging in other areas of Latin America.
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
Adjusted EBITDA refers to net income (loss), before interest expense, income taxes, depreciation and amortization expense, stock-based compensation expense, other income (expense), and income (loss) from equity method investees, further adjusted by asset impairment and disposals, net of insurance recoveries, farming costs for nonproductive orchards (which represents land lease costs), noncapitalizable ERP implementation costs, transaction costs, and any special, non-recurring, or one-time items such as impairments that are excluded from the results the CEO reviews uses to assess segment performance and results.
Net sales from each of our reportable segments were as follows:

	Marketing and Distribution	International Farming	Total	Marketing and Distribution	International Farming	Total
	Three Months Ended January 31,
(In millions)	2022			2021
Third party sales	$212.3	$4.3	$216.6	$169.6	$3.6	$173.2
Affiliated sales	—	(1.0)	(1.0)	—	0.2	0.2
Total segment sales	212.3	3.3	215.6	169.6	3.8	173.4
Intercompany eliminations	—	1.0	1.0	—	(0.2)	(0.2)
Total net sales	$212.3	$4.3	$216.6	$169.6	$3.6	$173.2

MISSION PRODUCE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Adjusted EBITDA for each of our reporting segments was as follows:

	Three Months Ended January 31,
(In millions)	2022	2021
Marketing and Distribution adjusted EBITDA	$(7.7)	$13.7
International Farming adjusted EBITDA	(2.7)	(1.2)
Total reportable segment adjusted EBITDA	(10.4)	12.5
Net (loss) income	(13.4)	2.2
Interest expense	0.9	0.9
(Benefit) provision for income taxes	(2.5)	7.3
Depreciation and amortization	4.5	3.6
Equity method income	(1.6)	(2.3)
Stock-based compensation	0.8	0.8
Asset impairment and disposals, net of insurance recoveries	0.1	—
Farming costs for nonproductive orchards	0.5	—
Noncapitalizable ERP implementation costs	1.5	—
Transaction costs	0.4	—
Other income	(1.6)	—
Total adjusted EBITDA	(10.4)	12.5
Net sales to customers outside the U.S. were $38.5 million and $47.2 million for the three months ended January 31, 2022 and 2021, respectively.
Our goodwill balance of $76.4 million as of January 31, 2022 and October 31, 2021 was wholly attributed to the International Farming segment.

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
We have two operating segments, which are also reporting segments. These reporting segments are Marketing and Distribution and International Farming. Our Marketing and Distribution reporting segment sources fruit from growers and then distributes the fruit through our global distribution network. Our International Farming segment owns and operates orchards from which substantially all fruit produced is sold to our Marketing and Distribution segment. The International Farming segment’s farming activities range from cultivating early-stage plantings to harvesting from mature trees, and it also earns service revenues for packing and processing for producers of other crops during the avocado off-harvest season. The International Farming segment is principally located in Peru, with smaller operations emerging in other areas of Latin America.
ERP system implementation
On November 1, 2021, we implemented a new enterprise resource planning (“ERP”) system in our Marketing and Distribution segment to improve operational visibility and financial reporting capabilities. During implementation, we encountered significant challenges which limited our ability to effectively manage our business operations, thereby impacting our profitability and financial results for the first quarter of 2022. Our distribution centers and packing houses experienced problems with purchasing, receiving and shipping, which resulted in a high reliance on both third-party fruit and packaged fruit that we would have otherwise sourced directly in the field and packed in our facilities. Other issues included delays in automated customer invoicing, inventory management issues.

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

	Three Months Ended January 31,
	2022		2021
(In millions, except for percentages)	Dollars	%	Dollars	%
Net sales	$216.6	100%	$173.2	100%
Cost of sales	216.1	100%	150.5	87%
Gross profit	0.5	—%	22.7	13%
Selling, general and administrative expenses	18.7	9%	14.6	8%
Operating (loss) income	(18.2)	(8)%	8.1	5%
Interest expense	(0.9)	—%	(0.9)	(1)%
Equity method income	1.6	1%	2.3	1%
Other income	1.6	1%	—	—%
(Loss) income before income taxes	(15.9)	(7)%	9.5	5%
(Benefit) provision for income taxes	(2.5)	(1)%	7.3	4%
Net (loss) income	$(13.4)	(6)%	$2.2	1%
Net sales
Our net sales are generated predominantly from the shipment of fresh avocados to retail, wholesale and foodservice customers worldwide. Our net sales are affected by numerous factors, including the balance between the supply of and demand for our produce and competition from other fresh produce companies. Our net sales are also dependent on our ability to supply a consistent volume and quality of fresh produce to the markets we serve.

	Three Months Ended January 31,
(In millions)	2022	2021
Net sales:
Marketing and Distribution	$212.3	$169.6
International Farming	4.3	3.6
Total net sales	$216.6	$173.2
Net sales increased $43.4 million or 25% in the three months ended January 31, 2022 compared to the same period last year. Growth was driven by a 50% increase in average per-unit avocado sales prices due to lower industry supply out of Mexico, as well as inflationary pressures. Partially offsetting price gains was an 18% decrease in avocado volume sold, which was primarily driven by lower supply and exacerbated by price sensitivity in select international markets that competed for lower cost sources of fruit.
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
In general, changes in our volume of products sold can have a disproportionate effect on our gross profit. Within any particular year, a significant portion of our cost of products are fixed. Accordingly, higher volumes produced on company-owned farms directly reduce the average cost per pound of fruit grown on company owned orchards, while lower volumes directly increase the average cost per pound of fruit grown on company owned orchards. Likewise, higher volumes processed through packing and distribution facilities directly reduce the average overhead cost per unit of fruit handled, while lower volumes directly increase the average overhead cost per unit of fruit handled.

	Three Months Ended January 31,
	2022	2021
Gross profit (in millions)	$0.5	$22.7
Gross profit as a percentage of sales	0.2%	13.1%
Gross profit decreased 98%, in the three months ended January 31, 2022 compared to the same period last year, to $0.5 million, primarily due to temporary and unforeseen operational challenges created by the ERP implementation in our Marketing & Distribution segment. The challenges limited our ability to effectively manage our supply chain during the first quarter of 2022. Inventory management problems and unusually large fruit disposals—coupled with the low industry volume—resulted in a high reliance on both third-party fruit and packaged fruit, which have higher price points relative to fruit we source directly in the field, or pack in our facilities. This unfavorable sourcing mix combined with inflationary pressures, most notably in transportation costs, and weaker fixed cost absorption due to lower volume resulted in a significant increase in per-box costs, eroding gross profit.
Selling, general and administrative expenses
Selling, general and administrative expenses primarily include the costs associated with selling, professional fees, general corporate overhead and other related administrative functions.

	Three Months Ended January 31,
(In millions)	2022	2021
Selling, general and administrative expenses	$18.7	$14.6
Selling, general and administrative expenses increased $4.1 million or 28% in the three months ended January 31, 2022 compared to the same period last year due primarily to noncapitalizable costs associated with the implementation of our new ERP system in our Marketing and Distribution segment, as well as higher professional fees, travel expenses, and certain transaction costs incurred in the first quarter of 2022. Higher professional fees were primarily related to our change in SEC filer status from an emerging growth company to a large accelerated filer on October 31, 2021.
Interest expense
Interest expense consists primarily of interest on borrowings under working capital facilities that we maintain and interest on other long-term debt used to make capital and equity investments.

	Three Months Ended January 31,
(In millions)	2022	2021
Interest expense	$0.9	$0.9
Interest expense was relatively flat in the three months ended January 31, 2022 compared to the same period last year. Lower average debt balances were offset by moderately higher interest rates compared to the same period last year.
Equity method income
Our material equity method investees include Henry Avocado (“HAC”), Mr. Avocado, Moruga, and Copaltas.

	Three Months Ended January 31,
(In millions)	2022	2021
Equity method income	$1.6	$2.3
Equity method income decreased $0.7 million or 30% in the three months ended January 31, 2022 compared to the same period last year due to lower earnings from Moruga. Earnings at Moruga were affected by lower per-unit sales pricing, as well as higher farming costs associated with the replacement of certain farmable area with the intent of increasing yields.

Other income
Other income consists of interest income, currency exchange gains or losses, interest rate derivative gains or losses and other miscellaneous income and expense items.

	Three Months Ended January 31,
(In millions)	2022	2021
Other income	$1.6	$—
Other income increased $1.6 million in the three months ended January 31, 2022 compared to the same period last year primarily due to gains on our interest rate swaps driven by market movements in short-term interest rates and gain on foreign currency transactions primarily between the U.S. dollar and Mexican peso compared to losses in the prior year.
(Benefit) provision for income taxes
The (benefit) provision for income taxes consists of the consolidation of tax provisions, computed on a separate entity basis, in each country in which we have operations. We recognize the effects of tax legislation in the period in which the law is enacted. Our deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years we estimate the related temporary differences to reverse. Realization of deferred tax assets is dependent upon future earnings, the timing and amount of which are uncertain.
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

	Three Months Ended January 31,
	2022	2021
(Benefit) provision for income taxes (in millions)	$(2.5)	$7.3
Effective tax rate	15.7%	76.8%
We had an income tax benefit of $2.5 million in the three months ended January 31, 2022 compared to a provision for income taxes of $7.3 million for the same period last year. The benefit from income taxes for the three months ended January 31, 2022 was attributed to pre-tax losses recorded during the period. The provision for income taxes for the three months ended January 31, 2021 included a discrete tax expense of $5.1 million, related to the remeasurement of our deferred tax liabilities in Peru due to the enactment of tax rate changes for future years. Notwithstanding the impact of this prior year discrete charge, the decrease in our effective tax rate was attributable to a greater percentage of our income being concentrated in foreign jurisdictions with lower corporate tax rates than the U.S.
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
Adjusted EBITDA refers to net income (loss), before interest expense, income taxes, depreciation and amortization expense, stock-based compensation expense, other income (expense), and income (loss) from equity method investees, further adjusted by asset impairment and disposals, net of insurance recoveries, farming costs for nonproductive orchards (which represents land lease costs), noncapitalizable ERP implementation costs, transaction costs, and any special, non-recurring, or one-time items such as impairments that are excluded from the results the CEO reviews uses to assess segment performance and results.

Net sales

	Marketing and Distribution	International Farming	Total	Marketing and Distribution	International Farming	Total
	Three Months Ended January 31,
	2022			2021
Third party sales	$212.3	$4.3	$216.6	$169.6	$3.6	$173.2
Affiliated sales	—	(1.0)	(1.0)	—	0.2	0.2
Total segment sales	212.3	3.3	215.6	169.6	3.8	173.4
Intercompany eliminations	—	1.0	1.0	—	(0.2)	(0.2)
Total net sales	$212.3	$4.3	$216.6	$169.6	$3.6	$173.2
Adjusted EBITDA

	Three Months Ended January 31,
(In millions)	2022	2021
Marketing and Distribution adjusted EBITDA	$(7.7)	$13.7
International Farming adjusted EBITDA	(2.7)	(1.2)
Total reportable segment adjusted EBITDA	(10.4)	12.5
Net (loss) income	(13.4)	2.2
Interest expense	0.9	0.9
(Benefit) provision for income taxes	(2.5)	7.3
Depreciation and amortization	4.5	3.6
Equity method income	(1.6)	(2.3)
Stock-based compensation	0.8	0.8
Asset impairment and disposals, net of insurance recoveries	0.1	—
Farming costs for nonproductive orchards	0.5	—
Noncapitalizable ERP implementation costs	1.5	—
Transaction costs	0.4	—
Other income	(1.6)	—
Total adjusted EBITDA	(10.4)	12.5
Marketing and Distribution
Net sales in our Marketing and Distribution segment increased $42.7 million or 25% in the three months ended January 31, 2022 compared to the same period last year, due to the same drivers impacting consolidated revenue.
Segment adjusted EBITDA was $(7.7) million in the three months ended January 31, 2022 compared to $13.7 million in the same period last year. The decrease was due to a combination of lower gross margin and higher selling, general and administrative expenses as described above.
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
Net sales in our International Farming segment increased $0.7 million or 19% in the three months ended January 31, 2022, due to higher third-party service revenue.
Segment adjusted EBITDA decreased $1.5 million or 125% in the three months ended January 31, 2022 to $(2.7) million, primarily due to higher costs associated with strategic initiatives in farming maintenance and operations that are intended to drive yield enhancements.

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

	Three Months Ended January 31,
(In millions)	2022	2021
Net (loss) income	$(13.4)	$2.2
Depreciation and amortization	4.5	3.6
Noncash lease expense	1.2	0.9	(1)
Equity method income	(1.6)	(2.3)
Stock-based compensation	0.8	0.8
Dividends received from equity method investees	2.2	—
Losses (gains) on asset impairment, disposals and sales, net of insurance recoveries	0.1	(0.2)
Deferred income taxes	—	4.9
Other	(0.7)	0.1
Changes in working capital	(34.5)	(19.7)	(1)
Net cash used in operating activities	$(41.4)	$(9.7)
(1)Prior period amounts differ from those previously reported due to the adoption of ASC 842, Leases, effective November 1, 2020, which was first presented in our annual report on Form-10K for the year ended October 31, 2021.
Net cash used in operating activities was higher by $31.7 million for the three months ended January 31, 2022 compared to the respective period last year, reflecting our net loss in the first quarter of 2022 and unfavorable net change in working capital. Within working capital, unfavorable changes in inventory and accounts receivable were partially offset by favorable changes in grower payables. Changes in inventory were driven by higher per-unit cost of Mexican fruit on-hand and the build-up of growing crop inventory in Peru, compared to prior year. The growing crop increases were due to higher per-acre farming costs and an increase in productive acreage. Changes in accounts receivable and grower payables were correlated with the pricing factors noted above. Additionally, increases in accounts receivable were due to delayed customer payments related to ERP challenges.
Investing activities

	Three Months Ended January 31,
(In millions)	2022	2021
Purchases of property and equipment	$(20.9)	$(22.4)
Proceeds from sale of property, plant and equipment	—	2.2
Investment in equity method investees	—	(0.2)
Loan repayments from equity method investees	1.0	—
Other	(0.2)	(0.2)
Net cash used in investing activities	$(20.1)	$(20.6)
Property, plant and equipment
In the three months ended January 31, 2022, capital expenditures were concentrated in the purchase of farmland in Peru as well as land improvements and orchard development in Peru and Guatemala.
In the three months ended January 31, 2021, capital expenditures were concentrated in the construction of our new distribution and ripening facility in Laredo, Texas, which opened in May 2021, and land improvements and orchard development in Peru and Guatemala. Proceeds from the sale of property, plant and equipment were primarily from the sale of two multi-unit housing properties in California that had been used for housing seasonal avocado labor contractors.

Equity method investees
In the three months ended January 31, 2022, we received an installment payment on outstanding loans to Moruga. In the three months ended January 31, 2021, capital contributions to equity method investees were to our joint venture, Copaltas S.A.S., to support the purchase of additional farmland in Colombia.
Financing activities

	Three Months Ended January 31,
(In millions)	2022	2021
Principal payments on long-term borrowings	$(2.2)	$(2.2)
Principal payments on finance lease obligations	(0.3)	(0.3)
Net cash used in financing activities	$(2.5)	$(2.5)
Borrowings and repayments of debt
We utilize a revolving line of credit for short-term working capital purposes. Principal payments on our term loans and other notes payable are made in accordance with debt maturity schedules.
Capital resources

(In millions)	January 31, 2022	October 31, 2021
Cash and cash equivalents	$25.3	$84.5
Working capital(1)	130.6	157.9
(1)Includes cash and cash equivalents
Capital resources include cash flows from operations, cash and cash equivalents, and debt financing.
We have a syndicated credit facility with Bank of America, N.A., comprised of two term loans and a revolving credit facility (“revolver”) that provides up to $100 million in borrowings that will expire in October 2023. The credit facility also includes a swing line facility and an accordion feature which allows us to increase the borrowings by up to $125 million, with bank approval. We did not have any outstanding borrowings under the revolver as of January 31, 2022 and October 31, 2021. Interest on the revolver bears rates at a spread over LIBOR that varies with our leverage ratio. As of January 31, 2022 and October 31, 2021, interest rates on the revolver were 1.86% and 1.84%, respectively.
As of January 31, 2022, we were required to comply with the following financial covenants: (a) a quarterly consolidated leverage ratio of not more than 2.75 to 1.00 and (b) a quarterly consolidated fixed charge coverage ratio of not less than 1.50 to 1.00. As of January 31, 2022, our consolidated leverage ratio was 2.47 to 1.00 and our consolidated fixed charge coverage ratio was 1.73 to 1.00 and we were in compliance with all such covenants of the credit facility. The loans are secured by real property, personal property and the capital stock of our subsidiaries. We pay fees on unused commitments on the credit facility.
Material cash requirements
Capital expenditures
We have various capital projects in progress for farming expansion and facility improvements which we intend to fund through our operating cash flow as well as cash and cash equivalents on hand. For fiscal 2022, we do not expect a material deviation from amounts spent in recent fiscal years. Cash paid for capital expenditures for the years ended October 31, 2021 and 2020, were $73.4 million and $67.3 million, respectively.
Operating leases
We are party to various operating leases for facilities, land, and equipment, for which our undiscounted cash liabilities were $73.6 million as of January 31, 2022.
Long-term Debt
As of January 31, 2022, remaining maturities on our term loans and notes were $162.0 million. See Note 4 to the consolidated financial statements for more information.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to “Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended October 31, 2021.

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
Changes in Internal Control Over Financial Reporting
On November 1, 2021, we implemented a new ERP system in our Marketing and Distribution segment, which impacted recordkeeping processes for the general ledger, accounts receivable, inventory, accounts payable, purchasing, and shipping. We have focused on the maintenance of internal controls and the assessment of the design of new controls through the development and deployment of the new ERP system.
There were no other changes in our internal control over financial reporting during the quarter ended January 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
The Company is involved from time to time in claims, proceedings, and litigation, including those discussed in “Part I, Item 3. Legal Proceedings” in our Annual Report on Form 10-K for the year ended October 31, 2021, to which there have been no material updates.
The outcomes of our legal proceedings and other contingencies are inherently unpredictable, subject to significant uncertainties, and if one or more legal matters were resolved against the Company in a reporting period for amounts above management’s expectations, the Company’s financial condition and operating results for that period could be materially adversely affected.

Item 1A.    Risk Factors
For a discussion of our risk factors, see “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended October 31, 2021, filed with the SEC on December 22, 2021. There have been no material changes from the risk factors previously disclosed in such Annual Report on Form 10-K, except as set forth below. The risks and uncertainties that we face are not limited to those set forth in the 2021 Form 10-K and in this quarterly report. You should carefully consider the risk factors in the 2021 Form 10-K, together with the other information contained in this quarterly report on Form 10-Q, including our financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” before making a decision to purchase or sell shares of our common stock. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business and the trading price of our common stock.
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

Portions of our information technology infrastructure have and may in the future experience interruptions, delays or cessations of service or produce errors in connection with systems integration or migration work that takes place from time to time. We have experienced difficulties, and may not be successful in the future, with implementing new systems and transitioning data, which have and could cause business disruptions. These difficulties have resulted in and may result in increased costs, time consuming and resource-intensive remediation efforts to address issues, and disruption to the business. Such disruptions have and could adversely impact our ability to fulfill orders and interrupt other key business processes. We have experienced delays and lower profit from these disruptions and may experience such difficulties in the future. As a result, our financial results, stock price, or reputation have and may be adversely affected.

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
101
The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended January 31, 2022 formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive (Loss) Income, (iv) Condensed Consolidated Statements of Stockholders' Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.
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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 10, 2022.

MISSION PRODUCE, INC.

/s/ Stephen J. Barnard
Stephen J. Barnard
Chief Executive Officer

/s/ Bryan E. Giles
Bryan E. Giles
Chief Financial Officer