Form 10-Q
period 2022-04-30
Mission Produce, Inc.
filed 2022-06-08
CIK 1802974

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________
FORM 10-Q
_____________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2022
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒
As of May 31, 2022, the registrant had 70,655,841 shares of common stock at $0.001 par value outstanding.

MISSION PRODUCE, INC.
TABLE OF CONTENTS

FORM 10-Q
FISCAL SECOND QUARTER 2022

FORWARD LOOKING STATEMENTS
This quarterly report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws, including the Private Securities Litigation Reform Act of 1995, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may”, “will”, “should”, “expects”, “plans”, “anticipates”, “could”, “intends”, “target”, “projects”, “contemplates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. We believe that these factors include, but are not limited to, the following:
•Risks related to our business, including: limitations regarding the supply of avocados, either through purchasing or growing; the loss of one or more of our largest customers or a reduction in the level of purchases by customers; doing business internationally, including Mexican and Peruvian economic, political and/or societal conditions; fluctuations in market prices of avocados; increasing competition; inherent farming risks; variations in operating results due to the seasonality of the business; general economic conditions; the effects of the COVID-19 pandemic, including resulting economic conditions; inflationary pressures and increases in costs of commodities or other products used in our business; food safety events and recalls of our products; changes to USDA and FDA regulations, U.S. trade policy, and/or tariff and import/export regulations; restrictions due to health and safety laws; significant costs associated with compliance with environmental laws and regulations; acquisitions of other businesses; the ability of our infrastructure to handle our business needs; supply chain optimization failures or disruptions; disruption to the supply of reliable and cost-effective transportation; failure to recruit and retain key personnel and an adequate labor supply and lack of good employee relations; information system security risks, data protection breaches and systems integration issues; changes in privacy and/or information security laws, policies and/or contractual arrangements; material litigation or adverse governmental actions; failure to maintain or protect our brand; changes in tax rates or international tax legislation; risks associated with our indebtedness; and risks associated with Russia/Ukraine conflict.
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

PART I- FINANCIAL INFORMATION
Item 1.    Financial Statements
MISSION PRODUCE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In millions, except for shares)	April 30, 2022	October 31, 2021
Assets
Current Assets:
Cash and cash equivalents	$21.4	$84.5
Restricted cash	2.6	6.1
Accounts receivable
Trade, net of allowances of $0.2 and $0.2, respectively	102.9	73.8
Grower and fruit advances	4.4	0.6
Miscellaneous receivables	10.7	12.3
Inventory	90.6	48.2
Prepaid expenses and other current assets	7.8	11.6
Loans to equity method investees	2.1	3.3
Income taxes receivable	12.6	6.7
Total current assets	255.1	247.1
Property, plant and equipment, net	438.2	424.2
Operating lease right-of-use assets	49.2	43.9
Equity method investees	52.8	52.7
Loans to equity method investees	1.9	1.8
Deferred income tax assets, net	7.7	7.6
Goodwill	76.4	76.4
Other assets	19.5	19.8
Total assets	$900.8	$873.5

Liabilities and Shareholders' Equity
Liabilities
Accounts payable	$26.3	$22.8
Accrued expenses	28.9	28.8
Income taxes payable	1.8	1.9
Grower payables	58.0	22.2
Long-term debt—current portion	8.8	8.8
Operating leases—current portion	3.9	3.6
Finance leases—current portion	1.1	1.1
Total current liabilities	128.8	89.2
Long-term debt, net of current portion	150.7	155.1
Operating leases, net of current portion	47.8	42.5
Finance leases, net of current portion	1.7	2.2
Income taxes payable	3.1	3.5
Deferred income tax liabilities, net	26.8	26.8
Other long-term liabilities	17.1	20.0
Total liabilities	376.0	339.3
Commitments and contingencies (Note 5)
Shareholders' Equity
Common stock ($0.001 par value, 1,000,000,000 shares authorized; 70,654,041 and 70,631,525 shares issued and outstanding as of April 30, 2022 and October 31, 2021, respectively)	0.1	0.1
Additional paid-in capital	227.3	225.6
Accumulated other comprehensive loss	(0.6)	(0.5)
Retained earnings	298.0	309.0
Total shareholders' equity	524.8	534.2
Total liabilities and shareholders' equity	$900.8	$873.5
See accompanying notes to unaudited condensed consolidated financial statements.

MISSION PRODUCE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended April 30,		Six Months Ended April 30,
(In millions, except for per share amounts)	2022	2021	2022	2021
Net sales	$278.1	$234.7	$494.7	$407.9
Cost of sales	258.3	207.6	474.4	358.1
Gross profit	19.8	27.1	20.3	49.8
Selling, general and administrative expenses	18.7	16.3	37.4	30.9
Operating income (loss)	1.1	10.8	(17.1)	18.9
Interest expense	(1.1)	(0.8)	(2.0)	(1.7)
Equity method income (loss)	0.3	(0.2)	1.9	2.1
Other income (expense)	2.9	(0.3)	4.5	(0.3)
Income (loss) before income taxes	3.2	9.5	(12.7)	19.0
Provision (benefit) for income taxes	0.8	2.1	(1.7)	9.4
Net income (loss)	$2.4	$7.4	$(11.0)	$9.6

Net income (loss) per share:
Basic	$0.03	$0.10	$(0.16)	$0.14
Diluted	$0.03	$0.10	$(0.16)	$0.14

Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	0.2	(0.2)	(0.1)	0.3
Comprehensive income (loss)	$2.6	$7.2	$(11.1)	$9.9
See accompanying notes to unaudited condensed consolidated financial statements.

MISSION PRODUCE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

(In millions, except for shares)	Common stock		Additional paid-in capital	Notes receivable from shareholders	Accumulated other comprehensive loss	Retained earnings	Total shareholders' equity
	Shares	Amount
Balance at October 31, 2020	70,550,922	$0.1	$222.8	$(0.1)	$(0.5)	$251.2	$473.5
Stock-based compensation	—	—	0.8	—	—	—	0.8
Repayment of stock option notes receivable	—	—	—	0.1	—	—	0.1
Net income	—	—	—	—	—	2.2	2.2
Other comprehensive income	—	—	—	—	0.5	—	0.5
Balance at January 31, 2021	70,550,922	$0.1	$223.6	$—	$—	$253.4	$477.1
Issuance of common stock for equity awards	50,000	—	—	—	—	—	—
Stock-based compensation	—	—	0.7	—	—	—	0.7
Net income	—	—	—	—	—	7.4	7.4
Other comprehensive loss	—	—	—	—	(0.2)	—	(0.2)
Balance at April 30, 2021	70,600,922	$0.1	$224.3	$—	$(0.2)	$260.8	$485.0

Balance at October 31, 2021	70,631,525	$0.1	$225.6	$—	$(0.5)	$309.0	$534.2
Stock-based compensation	—	—	0.8	—	—	—	0.8
Net loss	—	—	—	—	—	(13.4)	(13.4)
Other comprehensive loss	—	—	—	—	(0.3)	—	(0.3)
Balance at January 31, 2022	70,631,525	$0.1	$226.4	$—	$(0.8)	$295.6	$521.3
Stock-based compensation	—	—	0.9	—	—	—	0.9
Issuance of common stock for equity awards	22,516	—	—	—	—	—	—
Net income	—	—	—	—	—	2.4	2.4
Other comprehensive income	—	—	—	—	0.2	—	0.2
Balance at April 30, 2022	70,654,041	$0.1	$227.3	$—	$(0.6)	$298.0	$524.8
See accompanying notes to unaudited condensed consolidated financial statements.

MISSION PRODUCE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)

	Six Months Ended April 30,
(In millions)	2022	2021
Operating Activities
Net (loss) income	$(11.0)	$9.6
Adjustments to reconcile net (loss) income to net cash used in operating activities
Provision for losses on accounts receivable	0.1	0.1
Depreciation and amortization	10.1	7.6
Amortization of debt issuance costs	0.2	0.2
Noncash lease expense	2.5	2.0	(1)
Equity method income	(1.9)	(2.1)
Stock-based compensation	1.7	1.5
Dividends received from equity method investees	2.2	—
Losses (gains) on asset impairment, disposals and sales, net of insurance recoveries	—	0.3
Deferred income taxes	(0.1)	5.0
Other	—	0.3
Unrealized gains on derivative financial instruments	(3.0)	(0.3)
Effect on cash of changes in operating assets and liabilities:
Trade accounts receivable	(29.6)	(28.2)
Grower fruit advances	(3.7)	(1.7)
Miscellaneous receivables	1.6	1.1
Inventory	(40.7)	(27.5)
Prepaid expenses and other current assets	0.9	(0.1)	(1)
Income taxes receivable	(5.8)	(3.5)
Other assets	(0.1)	(4.7)
Accounts payable and accrued expenses	7.3	10.5
Income taxes payable	(0.5)	(0.9)
Grower payables	36.4	12.5
Operating lease liabilities	(2.1)	(1.2)	(1)
Other long-term liabilities	(1.5)	(0.7)	(1)
Net cash used in operating activities	$(37.0)	$(20.2)
Investing Activities
Purchases of property and equipment	(29.1)	(46.8)
Proceeds from sale of property, plant and equipment	2.9	2.3
Investment in equity method investees	(0.3)	(0.2)
Loans to equity method investees	—	(1.5)
Loan repayments from equity method investees	1.0	1.5
Other	(0.3)	(0.3)
Net cash used in investing activities	$(25.8)	$(45.0)
Financing Activities
Borrowings on revolving credit facility	20.0	—
Payments on revolving credit facility	(20.0)	—
Principal payments on long-term debt obligations	(4.4)	(3.9)
Principal payments on finance lease obligations	(0.6)	(0.6)
Net cash used in financing activities	$(5.0)	$(4.5)
Effect of exchange rate changes on cash	(0.4)	0.2
Net decrease in cash, cash equivalents and restricted cash	(68.2)	(69.5)
Cash, cash equivalents and restricted cash, beginning of period	92.2	127.0
Cash, cash equivalents and restricted cash, end of period	$24.0	$57.5

Summary of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets:
Cash and cash equivalents	$21.4	$54.2
Restricted cash	2.6	1.7
Restricted cash included in other assets	—	1.6
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statements of cash flows	$24.0	$57.5
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
Recently issued accounting standards
In March 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2022-02, Financial Instruments–Credit Losses (Topic 326) Troubled Debt Restructurings and Vintage Disclosures, which among other things, requires that entities disclose current-period gross write-offs by year of origination for financing receivables. The amendments in this ASU are required to be adopted for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The impact of ASU 2022-02 is not expected to be material on our financial condition, results of operations and cash flows.
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

2.     Inventory
Major classes of inventory were as follows:

(In millions)	April 30, 2022	October 31, 2021
Finished goods	$43.7	$22.5
Crop growing costs	30.8	11.9
Packaging and supplies	16.1	13.8
Inventory	$90.6	$48.2

MISSION PRODUCE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
3.    Details of Certain Account Balances
Accrued expenses

(In millions)	April 30, 2022	October 31, 2021
Employee-related	$12.1	$14.6
Freight	6.7	3.9
Interest rate swaps	—	2.1
Construction-in-progress	0.4	0.2
Outside fruit purchase	2.9	2.2
VAT and local taxes payable	0.5	1.0
Legal settlement	0.8	0.8
Other	5.5	4.0
Accrued expenses	$28.9	$28.8
Other income (expense)

	Three Months Ended April 30,		Six Months Ended April 30,
(In millions)	2022	2021	2022	2021
Gains on derivative financial instruments	$2.2	$0.3	$3.0	$0.3
Foreign currency transaction (loss) gain	(0.4)	(1.2)	0.1	(1.8)
Interest income	1.1	0.9	1.2	1.1
Other	—	(0.3)	0.2	0.1
Other income (expense)	$2.9	$(0.3)	$4.5	$(0.3)
4.     Debt
Credit facility
Long-term debt under our credit facility with Bank of America (“BoA”) Merrill Lynch consisted of the following:

(In millions)	April 30, 2022	October 31, 2021
Revolving line of credit. The interest rate is variable, based on LIBOR plus a spread that varies with the Company’s leverage ratio. As of April 30, 2022 and October 31, 2021, the interest rate was 2.45% and 1.84%, respectively. Interest is payable monthly and principal is due in full in October 2023.	$—	$—
Senior term loan (A-1). The interest rate is variable, based on LIBOR plus a spread that varies with the Company’s leverage ratio. As of April 30, 2022 and October 31, 2021, the interest rate was 2.76% and 1.84%, respectively. Interest is payable monthly, principal is payable quarterly and due in full in October 2023.	86.3	90.0
Senior term loan (A-2). The interest rate is variable, based on LIBOR plus a spread that varies with the Company’s leverage ratio. As of April 30, 2022 and October 31, 2021, the interest rate was 3.26% and 2.34% respectively. Interest is payable monthly, principal is payable quarterly and due in full in October 2025.	72.4	72.8
Note payable to BoA. Payable in monthly installments including interest at a rate of 3.96% as of both April 30, 2022 and October 31, 2021. Principal is due July 2024.	1.2	1.5
Total long-term debt	159.9	164.3
Less debt issuance costs	(0.4)	(0.4)
Long-term debt, net of debt issuance costs	159.5	163.9
Less current portion of long-term debt	(8.8)	(8.8)
Long-term debt, net of current portion	$150.7	$155.1
The credit facility requires the Company to comply with financial and other covenants, including limitations on investments, capital expenditures, dividend payments, amounts and types of liens and indebtedness, and material asset sales. The Company is also required to maintain certain leverage and fixed charge coverage ratios. As of April 30, 2022, the Company was in compliance with all covenants of the credit facility.
Interest rate swaps
The Company has four separate interest rate swaps with a total notional amount of $100 million to hedge changes in the variable interest rate on $100 million of principal value of the Company’s term loans. We account for the interest rate swaps in accordance with ASC 815, Derivatives

MISSION PRODUCE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
and Hedging, as amended, which requires the recognition of all derivative instruments as either assets or liabilities in the consolidated balance sheets and measurement of those instruments at fair value. The Company has not designated the interest rate swaps as cash flow hedges, and as a result under the accounting guidance, changes in the fair value of the interest rate swaps have been recorded in other income (expense) in the condensed consolidated statements of comprehensive income (loss) and changes in the liability are presented in net cash used in operating activities in the condensed consolidated statements of cash flow. Refer to Note 7 for more details.

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
6.     Income Taxes
The income tax expense recorded for the three and six months ended April 30, 2022 and 2021, differs from the income taxes expected at the U.S. federal statutory tax rate of 21.0%, primarily due to income attributable to foreign jurisdictions which is taxed at different rates, changes in foreign exchange rates taxable in foreign jurisdictions, state taxes, nondeductible tax items, changes in uncertain tax positions (“UTP”), and changes in tax law affecting the rate in future years.
As of April 30, 2022, the Company had $14.0 million in UTP accrued, of which $7.8 million relates to interest and penalties, inclusive of inflationary adjustments. The period for assessing interest and penalties has expired. However, the Company continues to record certain statutory adjustments related to inflation. Changes in the UTP related to changes in foreign exchange rates during the period are included in other income (expense) in the condensed consolidated statements of comprehensive income (loss).
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

MISSION PRODUCE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
7.     Fair Value Measurements
Financial assets and liabilities measured and recorded at fair value on a recurring basis included in the condensed consolidated balance sheets were as follows:

	April 30, 2022				October 31, 2021
(In millions)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Mutual funds	$1.2	$1.2	$—	$—	$1.2	$1.2	$—	$—
Interest rate swap	0.6	—	0.6	—	—	—	—	—
Liabilities
Interest rate swap	—	—	—	—	3.5	—	3.5	—
Our mutual fund investments relate to our deferred compensation plan, which are held in a Rabbi trust. The funds are measured at quoted prices in active markets, which is equivalent to their fair value.
The fair value of interest rate swaps is determined using widely accepted valuation techniques, including discounted cash flow analysis, on the expected cash flows of each derivative. The analysis reflects the contractual terms of the swaps, including the period to maturity, and uses observable market-based inputs, including interest rate curves (“significant other observable inputs”). The fair value calculation also includes an amount for risk of non-performance using “significant unobservable inputs” such as estimates of current credit spreads to evaluate the likelihood of default. The Company has concluded, as of April 30, 2022 and October 31, 2021, that the fair value associated with the “significant unobservable inputs” relating to the Company’s risk of non-performance was insignificant to the overall fair value of the interest rate swap agreements and, as a result, the Company has determined that the relevant inputs for purposes of calculating the fair value of the interest rate swap agreements, in their entirety, were based upon “significant other observable inputs”. The assets or liabilities associated with the interest rate swaps have been included in prepaid and other current assets and other assets or accrued expenses and other long-term liabilities, respectively, in the condensed consolidated balance sheets and gains and losses for the interest rate swaps have been included in other income (expense) in the condensed consolidated statements of comprehensive income (loss).
8.    Earnings Per Share

	Three Months Ended April 30,		Six Months Ended April 30,
	2022	2021	2022	2021
Numerator:
Net income (loss) available to shareholders (in millions)	$2.4	$7.4	$(11.0)	$9.6
Denominator:
Weighted average shares of common stock outstanding, used in computing basic earnings per share	70,636,331	70,560,287	70,633,888	70,555,528
Effect of dilutive stock options	27,174	605,469	—	335,095
Effect of dilutive RSUs	29,918	41,703	—	36,961
Weighted average shares of common stock outstanding, used in computing diluted earnings per share	70,693,423	71,207,459	70,633,888	70,927,584
Earnings per share
Basic	$0.03	$0.10	$(0.16)	$0.14
Diluted	$0.03	$0.10	$(0.16)	$0.14
Equity awards representing shares of common stock outstanding that were excluded in the computation of diluted earnings per share because their effect would have been anti-dilutive, were as follows:

	Three Months Ended April 30,		Six Months Ended April 30,
	2022	2021	2022	2021
Anti-dilutive stock options	2,033,888	141,392	2,184,694	510,000
Anti-dilutive RSUs	213,287	3,480	236,890	5,782

MISSION PRODUCE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
9.     Related Party Transactions
Transactions with related parties included in the condensed consolidated financial statements were as follows:

	Condensed Consolidated Balance Sheets
	April 30, 2022			October 31, 2021
(In millions)	Accounts receivable	Loans to equity method investees	Accounts payable & accrued expenses	Accounts receivable	Loans to equity method investees	Accounts payable & accrued expenses
Equity method investees:
Henry Avocado	$—	$—	$0.2	$—	$—	$—
Mr. Avocado	0.2	—	—	1.3	—	—
Moruga(1)	—	1.9	—	3.9	3.0	—
Copaltas(2)	—	2.1	—	—	2.1	—
Other:
Directors/Officers(3)	0.1	—	0.8	0.1	—	—
Employees(4)	—	—	0.4	—	—	0.2

	Condensed Consolidated Statements of Comprehensive Income (Loss)
	Three Months Ended April 30, 2022				Six Months Ended April 30, 2022
(In millions)	Net sales	Cost of sales	Selling, general and administrative expenses	Other income (expense)	Net sales	Cost of sales	Selling, general and administrative expenses	Other income
Equity method investees:
Henry Avocado	$—	$0.3	$—	$—	$—	$0.5	$—	$—
Mr. Avocado	0.1	—	—	—	0.5	—	—	—
Moruga(1)	0.7	—	—	—	4.1	—	—	0.4
Copaltas(2)	—	—	—	0.1		—	—	0.1
Other:
Directors/Officers(3)	0.3	2.2	—	—	0.7	2.3	—	—
Employees(4)	—	2.4	—	—	—	4.1	—	—
	Three Months Ended April 30, 2021				Six Months Ended April 30, 2021
Equity method investees:
Mr. Avocado	$0.8	$—	$—	$—	$1.9	$—	$—	$—
Moruga(1)	0.1	—	—	0.1	2.6	—	—	0.1
Other:
Directors/Officers(3)	1.0	1.4	0.1	—	1.6	1.4	0.1	—
Employees(4)	—	3.0	—	—	—	6.0	—	—
(1)The Company has provided loans to Moruga Inc. S.A.C. to support growth and expansion projects, bearing interest at 6.5%, due December 31, 2023. The Company also provides packing and cooling services for blueberries and leases owned land to Blueberries Peru S.A.C., a wholly owned subsidiary of Moruga, in Peru.
(2)The Company has provided loans to Copaltas to support growth and expansion projects, bearing interest at 6.66%. The notes outstanding as of April 30, 2022 have an amended due date of August 31, 2022.
(3)The Company purchases from and sells avocados to, and provides logistics services to, a small number of entities having full or partial ownership by some of our directors/officers. These transactions are made under substantially similar terms as with other growers and customers. The Company had a consulting agreement with a director to advise on business operations, as well as to analyze opportunities for fresh avocado farming and packing facilities in South and Central America, that was terminated in June 2021.
(4)The Company utilizes a small number of transportation vendors in Mexico having full or partial ownership by some of our employees. The Company also purchases avocados from a small number of entities having full or partial ownership by some employees. These transactions are made under substantially similar terms as with other transportation carriers and growers.
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

MISSION PRODUCE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
segment in relation to the Company as a whole. These measures are not in accordance with, nor are they a substitute for or superior to, the comparable GAAP financial measures.
Adjusted EBITDA refers to net income (loss), before interest expense, income taxes, depreciation and amortization expense, stock-based compensation expense, other income (expense), and income (loss) from equity method investees, further adjusted by asset impairment and disposals, net of insurance recoveries, farming costs for nonproductive orchards (which represents land lease costs), noncapitalizable ERP implementation costs, transaction costs, material legal settlements, and any special, non-recurring, or one-time items such as impairments that are excluded from the results the CEO reviews uses to assess segment performance and results.
Net sales from each of our reportable segments were as follows:

	Marketing and Distribution	International Farming	Total	Marketing and Distribution	International Farming	Total
	Three Months Ended April 30,
(In millions)	2022			2021
Third party sales	$273.7	$4.4	$278.1	$232.4	$2.3	$234.7
Affiliated sales	—	2.6	2.6	—	2.0	2.0
Total segment sales	273.7	7.0	280.7	232.4	4.3	236.7
Intercompany eliminations	—	(2.6)	(2.6)	—	(2.0)	(2.0)
Total net sales	$273.7	$4.4	$278.1	$232.4	$2.3	$234.7
	Six Months Ended April 30,
	2022			2021
Third party sales	$486.0	$8.7	$494.7	$402.0	$5.9	$407.9
Affiliated sales	—	1.6	1.6	—	2.2	2.2
Total segment sales	486.0	10.3	496.3	402.0	8.1	410.1
Intercompany eliminations	—	(1.6)	(1.6)	—	(2.2)	(2.2)
Total net sales	$486.0	$8.7	$494.7	$402.0	$5.9	$407.9
Adjusted EBITDA for each of our reporting segments was as follows:

	Three Months Ended April 30,		Six Months Ended April 30,
(In millions)	2022	2021	2022	2021
Marketing and Distribution adjusted EBITDA	$11.7	$16.2	$4.0	$29.9
International Farming adjusted EBITDA	(2.5)	0.1	(5.2)	(1.1)
Total reportable segment adjusted EBITDA	9.2	16.3	(1.2)	28.8
Net income (loss)	2.4	7.4	(11.0)	9.6
Interest expense	1.1	0.8	2.0	1.7
Provision (benefit) for income taxes	0.8	2.1	(1.7)	9.4
Depreciation and amortization	5.6	4.0	10.1	7.6
Equity method (income) loss	(0.3)	0.2	(1.9)	(2.1)
Stock-based compensation	0.9	0.7	1.7	1.5
Legal settlement	—	0.8	—	0.8
Asset impairment and disposals, net of insurance recoveries	(0.1)	—	—	—
Farming costs for nonproductive orchards	0.3	—	0.8	—
Noncapitalizable ERP implementation costs	1.3	—	2.8	—
Transaction costs	0.1	—	0.5	—
Other (income) expense	(2.9)	0.3	(4.5)	0.3
Total adjusted EBITDA	$9.2	$16.3	$(1.2)	$28.8
Net sales to customers outside the U.S. were $42.6 million and $53.2 million for the three months ended April 30, 2022 and 2021, respectively, and $81.1 million and $100.4 million for the six months ended April 30, 2022 and 2021, respectively.
Our goodwill balance of $76.4 million as of April 30, 2022 and October 31, 2021 was wholly attributed to the International Farming segment.

MISSION PRODUCE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
11.    Subsequent Events
Moruga Shareholders Agreement
The Company owns a 60% equity ownership interest in Moruga, an entity which was established in 2014 when it began small-scale blueberry plantings in Peru. Since inception, Moruga has expanded to approximately 360 productive hectares. On May 1, 2022, the shareholders of Moruga amended and restated its shareholders agreement (“the amendment”), wherein certain supermajority requirements that previously prevented us as shareholders from having a controlling financial interest were removed. In connection with the amendment, shareholders approved a new capital project to farm an additional 600 hectares of blueberries. Blueberries produced will be marketed through a marketing agreement which gives exclusive marketing rights to a minority shareholder. The new capital project is anticipated to require a total investment of approximately $40 to $50 million. The capital investment will be funded by cash flow generated by Moruga and pro-rata shareholder contributions based on each shareholders’ respective ownership interest.
We have concluded that we will consolidate Moruga’s financial results with our financial results prospectively from May 1, 2022. This is because we have concluded that as of the date the shareholders agreement was amended, Moruga is a variable interest entity, we have a variable interest in Moruga through our equity ownership interest, and we are the primary beneficiary of Moruga. In connection with the consolidation of Moruga into our results, we also expect to record a remeasurement gain or loss on the difference between the fair value of our 60% equity investment in Moruga and its carrying value immediately prior to consolidating. We are currently in the process of finalizing the fair value report.

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
ERP system implementation
On November 1, 2021, we implemented a new enterprise resource planning (“ERP”) system in our Marketing and Distribution segment to improve operational visibility and financial reporting capabilities. During implementation, we encountered significant challenges which limited our ability to effectively manage our business operations, thereby impacting our profitability and financial results for the first quarter of 2022. Our distribution centers and packing houses experienced problems with purchasing, receiving and shipping, which resulted in a high reliance on both third-party fruit and packaged fruit that we would have otherwise sourced directly in the field and packed in our facilities. Other issues included delays in automated customer invoicing and inventory management issues. During the second quarter of 2022, these operational issues we experienced during the first quarter were largely resolved. We continue to work with our third-party implementation firm to improve the system, and thus the financial impact during the second quarter was primarily limited to ongoing consulting costs.

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

	Three Months Ended April 30,				Six Months Ended April 30,
	2022		2021		2022		2021
(In millions, except for percentages)	Dollars	%	Dollars	%	Dollars	%	Dollars	%
Net sales	$278.1	100%	$234.7	100%	$494.7	100%	$407.9	100%
Cost of sales	258.3	93%	207.6	88%	474.4	96%	358.1	88%
Gross profit	19.8	7%	27.1	12%	20.3	4%	49.8	12%
Selling, general and administrative expenses	18.7	7%	16.3	7%	37.4	8%	30.9	8%
Operating income (loss)	1.1	—%	10.8	5%	(17.1)	(3)%	18.9	5%
Interest expense	(1.1)	—%	(0.8)	—%	(2.0)	—%	(1.7)	—%
Equity method income (loss)	0.3	—%	(0.2)	—%	1.9	—%	2.1	1%
Other income (expense)	2.9	1%	(0.3)	—%	4.5	1%	(0.3)	—%
Income (loss) before income taxes	3.2	1%	9.5	4%	(12.7)	(3)%	19.0	5%
Provision (benefit) for income taxes	0.8	—%	2.1	1%	(1.7)	—%	9.4	2%
Net income (loss)	$2.4	1%	$7.4	3%	$(11.0)	(2)%	$9.6	2%
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

	Three Months Ended April 30,		Six Months Ended April 30,
(In millions)	2022	2021	2022	2021
Net sales:
Marketing and Distribution	$273.7	$232.4	$486.0	$402.0
International Farming	4.4	2.3	8.7	5.9
Total net sales	$278.1	$234.7	$494.7	$407.9
Net sales increased $43.4 million or 18% and $86.8 million or 21% in the three and six months ended April 30, 2022 compared to the same periods last year, respectively. Growth was driven by 44% and 46% increases in average per-unit avocado sales prices in the three and six months ended April 30, 2022, compared to the same periods last year, respectively, due to lower industry supply out of Mexico, as well as inflationary pressures. Partially offsetting price gains were decreases in avocado volume sold of 19% for both the three and six months ended April 30, 2022 compared to the same periods last year, primarily driven by lower supply. Domestic volumes declined at a lower relative rate during these periods, demonstrating the resiliency of demand for avocados amid higher price points in the U.S. market.
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

	Three Months Ended April 30,		Six Months Ended April 30,
	2022	2021	2022	2021
Gross profit (in millions)	$19.8	$27.1	$20.3	$49.8
Gross profit as a percentage of sales	7.1%	11.5%	4.1%	12.2%
Gross profit decreased $7.3 million or 27%, in the three months ended April 30, 2022 compared to the same period last year to $19.8 million, and gross profit percentage decreased 440 basis points to 7.1% of revenue. The decreases were primarily driven by the impact of lower avocado volume sold in our Marketing & Distribution segment, and its related impact on fixed cost absorption. In addition, we experienced gross profit decreases in the International Farming segment were due to the timing of cost incurred and impact of pricing at early-stage mango farms. The lower gross profit percentage was driven by higher per-unit sales prices, as per-unit margin represented a lower proportion of the sales value. Margin is primarily managed on a per-unit basis in our Marketing and Distribution segment, which can lead to significant movement in gross profit percentage when sales prices fluctuate.
Gross profit decreased $29.5 million or 59%, in the six months ended April 30, 2022 compared to the same period last year to $20.3 million, and gross profit percentage decreased 810 basis points to 4.1% of revenue. The decreases were due to the same factors mentioned above, as well as temporary and unforeseen operational challenges created by the ERP implementation in our Marketing & Distribution segment during the first quarter of 2022, which limited our ability to effectively manage our supply chain.
Selling, general and administrative expenses
Selling, general and administrative expenses primarily include the costs associated with selling, professional fees, general corporate overhead and other related administrative functions.

	Three Months Ended April 30,		Six Months Ended April 30,
(In millions)	2022	2021	2022	2021
Selling, general and administrative expenses	$18.7	$16.3	$37.4	$30.9
Selling, general and administrative expenses increased $2.4 million or 15% in the three months ended April 30, 2022 compared to the same period last year due to noncapitalizable costs associated with the implementation of our new ERP system in our Marketing and Distribution segment, higher employee-related costs driven by increased headcount and labor inflation and higher travel expenses as COVID-related travel restrictions have eased.
Selling, general and administrative expenses increased $6.5 million or 21% in the six months ended April 30, 2022 compared to the same period last year due to the same factors above, as well as higher professional fees and certain transaction costs. Higher professional fees were in-part related to our change in SEC filer status from an emerging growth company to a large accelerated filer on October 31, 2021.
Interest expense
Interest expense consists primarily of interest on borrowings under working capital facilities that we maintain and interest on other long-term debt used to make capital and equity investments.

	Three Months Ended April 30,		Six Months Ended April 30,
(In millions)	2022	2021	2022	2021
Interest expense	$1.1	$0.8	$2.0	$1.7
Interest expense increased $0.3 million or 37.5% and $0.3 million or 17.6% in the three and six months ended April 30, 2022 compared to the same periods last year, respectively. The increases were primarily due to higher interest rates, as the majority of our outstanding debt is subject to variable rates.
Equity method income (loss)
Our material equity method investees include Henry Avocado (“HAC”), Mr. Avocado, Moruga, and Copaltas.

	Three Months Ended April 30,		Six Months Ended April 30,
(In millions)	2022	2021	2022	2021
Equity method income (loss)	$0.3	$(0.2)	$1.9	$2.1

Equity method income in the three months ended April 30, 2022 was $0.3 million compared to a loss of $0.2 million in the same period last year, primarily due to higher earnings from HAC due to improved per-unit margins.
Equity method income decreased $0.2 million or 10% in the six months ended April 30, 2022 compared to the same period last year as lower earnings from Moruga and Mr. Avocado were substantially offset by higher earnings from HAC. Moruga was affected by lower per-unit sales pricing, as well as higher farming costs associated with the replacement of certain farmable area with the intent of increasing yields.
Other income (expense)
Other income (expense) consists of interest income, currency exchange gains or losses, interest rate derivative gains or losses and other miscellaneous income and expense items.

	Three Months Ended April 30,		Six Months Ended April 30,
(In millions)	2022	2021	2022	2021
Other income (expense)	$2.9	$(0.3)	$4.5	$(0.3)
Other income was $2.9 million in the three months ended April 30, 2022 compared to expense of $0.3 million in the same period last year, and $4.5 million in the six months ended April 30, 2022 compared to expense of $0.3 million in the same period last year. The changes were primarily due to gains on our interest rate swaps driven by market movements in short-term interest rates and lower losses on foreign currency transactions primarily between the U.S. dollar and Mexican peso compared to the same periods prior year.
Provision (benefit) for income taxes
The provision (benefit) for income taxes consists of the consolidation of tax provisions, computed on a separate entity basis, in each country in which we have operations. We recognize the effects of tax legislation in the period in which the law is enacted. Our deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years we estimate the related temporary differences to reverse. Realization of deferred tax assets is dependent upon future earnings, the timing and amount of which are uncertain.
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

	Three Months Ended April 30,		Six Months Ended April 30,
	2022	2021	2022	2021
Provision (benefit) for income taxes (in millions)	$0.8	$2.1	$(1.7)	$9.4
Effective tax rate	25.0%	22.1%	13.4%	49.5%
The provision for income taxes decreased $1.3 million or 62% in the three months ended April 30, 2022 compared to the same period last year primarily due to lower pre-tax income in the second quarter of fiscal 2022.
We had an income tax benefit of $1.7 million in the six months ended April 30, 2022 compared to a provision for income taxes of $9.4 million for the same period last year. The benefit from income taxes for the six months ended April 30, 2022 was attributed to pre-tax losses recorded during the period. The prior year provision for income taxes included a discrete tax expense of $5.1 million, related to the remeasurement of our deferred tax liabilities in Peru due to the enactment of tax rate changes for future years.
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
Adjusted EBITDA refers to net income (loss), before interest expense, income taxes, depreciation and amortization expense, stock-based compensation expense, other income (expense), and income (loss) from equity method investees, further adjusted by asset impairment and disposals, net of insurance recoveries, farming costs for nonproductive orchards (which represents land lease costs), noncapitalizable ERP implementation costs, transaction costs, material legal settlements, and any special, non-recurring, or one-time items such as impairments that are excluded from the results the CEO reviews uses to assess segment performance and results.

Net sales

	Marketing and Distribution	International Farming	Total	Marketing and Distribution	International Farming	Total
	Three Months Ended April 30,
(In millions)	2022			2021
Third party sales	$273.7	$4.4	$278.1	$232.4	$2.3	$234.7
Affiliated sales	—	2.6	2.6	—	2.0	2.0
Total segment sales	273.7	7.0	280.7	232.4	4.3	236.7
Intercompany eliminations	—	(2.6)	(2.6)	—	(2.0)	(2.0)
Total net sales	$273.7	$4.4	$278.1	$232.4	$2.3	$234.7
	Six Months Ended April 30,
	2022			2021
Third party sales	$486.0	$8.7	$494.7	$402.0	$5.9	$407.9
Affiliated sales	—	1.6	1.6	—	2.2	2.2
Total segment sales	486.0	10.3	496.3	402.0	8.1	410.1
Intercompany eliminations	—	(1.6)	(1.6)	—	(2.2)	(2.2)
Total net sales	$486.0	$8.7	$494.7	$402.0	$5.9	$407.9
Adjusted EBITDA

	Three Months Ended April 30,		Six Months Ended April 30,
(In millions)	2022	2021	2022	2021
Marketing and Distribution adjusted EBITDA	$11.7	$16.2	$4.0	$29.9
International Farming adjusted EBITDA	(2.5)	0.1	(5.2)	(1.1)
Total reportable segment adjusted EBITDA	9.2	16.3	(1.2)	28.8
Net income (loss)	2.4	7.4	(11.0)	9.6
Interest expense	1.1	0.8	2.0	1.7
Provision (benefit) for income taxes	0.8	2.1	(1.7)	9.4
Depreciation and amortization	5.6	4.0	10.1	7.6
Equity method (income) loss	(0.3)	0.2	(1.9)	(2.1)
Stock-based compensation	0.9	0.7	1.7	1.5
Legal settlement	—	0.8	—	0.8
Asset impairment and disposals, net of insurance recoveries	(0.1)	—	—	—
Farming costs for nonproductive orchards	0.3	—	0.8	—
Noncapitalizable ERP implementation costs	1.3	—	2.8	—
Transaction costs	0.1	—	0.5	—
Other (income) expense	(2.9)	0.3	(4.5)	0.3
Total adjusted EBITDA	$9.2	$16.3	$(1.2)	$28.8
Marketing and Distribution
Net sales in our Marketing and Distribution segment increased $41.3 million or 18% and $84.0 million or 21% in the three and six months ended April 30, 2022, compared to the same periods last year, respectively. The increases were due to the same drivers impacting consolidated revenue.
Segment adjusted EBITDA decreased $4.5 million or 28% in the three months ended April 30, 2022 compared to the same period last year due primarily to the impact of lower avocado volume sold on gross margin and higher selling, general and administrative expenses.
Segment adjusted EBITDA decreased $25.9 million or 87% in the six months ended April 30, 2022 compared to the same period last year due to lower gross margin, attributed to ERP-related issues in the first quarter of 2022 and lower avocado volume sold, and higher selling, general and administrative expenses as described above.

International Farming
Substantially all sales of fruit from our International Farming segment are to the Marketing and Distribution segment, with the remainder of revenue largely derived from services provided to third parties. Affiliated sales are concentrated in the second half of the fiscal year in alignment with the Peruvian avocado harvest season, which typically runs from April through August of each year. As a result, adjusted EBITDA for International Farming is generally concentrated in the third and fourth quarters of the fiscal year in alignment with sales. The Company operates approximately 300 hectares of mangos in Peru that are largely in an early-stage of production. The timing of the mango harvest is concentrated in the fiscal second quarter and, as a result, mangos have a more pronounced impact on segment financial performance during this timeframe.
Net sales in our International Farming segment increased $2.1 million or 91% and $2.8 million or 47% in the three and six months ended April 30, 2022 compared to the same periods last year, respectively, due to both higher third-party service revenue and higher mango harvest volumes.
Segment adjusted EBITDA was $(2.5) million in the three months ended April 30, 2022 to compared to $0.1 million in the same period last year primarily due to the timing of cost incurred and impact of pricing at early-stage mango farms.
Segment adjusted EBITDA decreased $4.1 million or 373% in the six months ended April 30, 2022 to $(5.2) million, due to losses at early-stage mango farms that were mainly driven by lower than expected sales prices and higher costs associated with strategic initiatives in farming maintenance and operations that are intended to drive yield enhancements.

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

	Six Months Ended April 30,
(In millions)	2022	2021
Net (loss) income	$(11.0)	$9.6
Depreciation and amortization	10.1	7.6
Noncash lease expense	2.5	2.0	(1)
Equity method income	(1.9)	(2.1)
Stock-based compensation	1.7	1.5
Dividends received from equity method investees	2.2	—
Losses (gains) on asset impairment, disposals and sales, net of insurance recoveries	—	0.3
Deferred income taxes	(0.1)	5.0
Other	(2.7)	0.3
Changes in working capital	(37.8)	(44.4)	(1)
Net cash used in operating activities	$(37.0)	$(20.2)
(1)Prior period amounts differ from those previously reported due to the adoption of ASC 842, Leases, effective November 1, 2020, which was first presented in our annual report on Form-10K for the year ended October 31, 2021.
Net cash used in operating activities was higher by $16.8 million for the six months ended April 30, 2022 compared to the respective period last year, reflecting our net loss in fiscal 2022, partially offset by favorable net change in working capital. Within working capital, favorable changes in grower payables were partially offset by unfavorable changes in inventory. Changes in grower payables were due to higher fruit prices compared to prior year. Changes in inventory were due to increased per-box value of fruit on hand in North America and higher growing crop inventory in Peru, driven by inflationary pressures on farming costs and additional productive acreage, compared to last year.

Investing activities

	Six Months Ended April 30,
(In millions)	2022	2021
Purchases of property and equipment	$(29.1)	$(46.8)
Proceeds from sale of property, plant and equipment	2.9	2.3
Investment in equity method investees	(0.3)	(0.2)
Loans to equity method investees	—	(1.5)
Loan repayments from equity method investees	1.0	1.5
Other	(0.3)	(0.3)
Net cash used in investing activities	$(25.8)	$(45.0)
Property, plant and equipment
In the six months ended April 30, 2022, capital expenditures were concentrated in the purchase of farmland in Peru as well as land improvements and orchard development in Peru and Guatemala.
In the six months ended April 30, 2021, capital expenditures were for the construction of the Laredo facility, which formally opened in May 2021, as well as land improvements and orchard development in Peru and Guatemala.
Proceeds from the sale of property, plant and equipment in the six months ended April 30, 2022 were for land that had been originally intended for use as our corporate headquarters, and in the six months ended April 30, 2021, proceeds were primarily from the sale of two multi-unit housing properties in California that had been used for housing seasonal avocado labor contractors.
Equity method investees
In the six months ended April 30, 2022 and 2021, we made capital contributions to our joint venture Copaltas, to support the purchase of additional farmland in Colombia. We also received installment payments in both years on outstanding loans made to Moruga.
In the six months ended April 30, 2022 we also made a capital contribution to Mr. Avocado to support the addition of a new distribution facility in southern China.
In the six months ended April 30, 2021 we issued a $1.5 million loan to Copaltas to support the working capital needs of the entity and received an installment payment on our outstanding loan to Moruga.
Financing activities

	Six Months Ended April 30,
(In millions)	2022	2021
Borrowings on revolving credit facility	$20.0	$—
Payments on revolving credit facility	(20.0)	—
Principal payments on long-term borrowings	(4.4)	(3.9)
Principal payments on finance lease obligations	(0.6)	(0.6)
Net cash used in financing activities	$(5.0)	$(4.5)
Borrowings and repayments of debt
We utilize a revolving line of credit for short-term working capital purposes. Principal payments on our term loans and other notes payable are made in accordance with debt maturity schedules.
Capital resources

(In millions)	April 30, 2022	October 31, 2021
Cash and cash equivalents	$21.4	$84.5
Working capital(1)	126.3	157.9
(1)Includes cash and cash equivalents

Capital resources include cash flows from operations, cash and cash equivalents, and debt financing.
We have a syndicated credit facility with Bank of America, N.A., comprised of two term loans and a revolving credit facility (“revolver”) that provides up to $100 million in borrowings. The credit facility also includes a swing line facility and an accordion feature which allows us to increase the borrowings by up to $125 million, with bank approval. We did not have any outstanding borrowings under the revolver as of April 30, 2022 and October 31, 2021. Interest on the revolver bears rates at a spread over LIBOR that varies with our leverage ratio. As of April 30, 2022 and October 31, 2021, interest rates on the revolver were 2.45% and 1.84%, respectively.
In April 2022, we entered into an amendment to our agreement for the credit facility, which, among other things provides for: (i) an increase to the maximum annual aggregate purchase consideration for a permitted acquisition from $20 million to $30 million; (ii) an increase to the consolidated total net leverage ratio for the fiscal quarter ending April 30, 2022 from 2.75:1.0 to 3.75:1.0 and for the fiscal quarter ending July 31, 2022, from 2.75:1.0 to 3.25:1.0; and (iii) certain other administrative updates.
As of April 30, 2022, we were required to comply with the following financial covenants: (a) a quarterly consolidated leverage ratio of not more than 3.75 to 1.00 and (b) a quarterly consolidated fixed charge coverage ratio of not less than 1.50 to 1.00. As of April 30, 2022, our consolidated leverage ratio was 2.56 to 1.00 and our consolidated fixed charge coverage ratio was 1.68 to 1.00 and we were in compliance with all such covenants of the credit facility. The loans are secured by real property, personal property and the capital stock of our subsidiaries. We pay fees on unused commitments on the credit facility.
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
Operating leases
We are party to various operating leases for facilities, land, and equipment, for which our undiscounted cash liabilities were $80.6 million as of April 30, 2022.
Long-term Debt
As of April 30, 2022, remaining maturities on our term loans and notes were $159.9 million. See Note 4 to the consolidated financial statements for more information.

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
There were no other changes in our internal control over financial reporting during the quarter ended April 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
The ongoing conflict between Russia and Ukraine may adversely affect our business and results of operations.
Given the nature of our business and our global operations, political, economic, and other conditions in foreign countries and regions, including geopolitical risks such as the current conflict between Russia and Ukraine, may adversely affect our business and results of operations. The broader consequences of this conflict, which may include further sanctions, embargoes, regional instability, and geopolitical shifts; transportation bans relating to certain routes, or strategic decisions to alter certain routes; potential retaliatory action by the Russian government against companies, including us, as a result of the suspension of services in Russia, including nationalization of foreign businesses in Russia; increased tensions between the United States and countries in which we operate; and the extent of the conflict’s effect on our business and results of operations as well as the global economy, cannot be predicted.
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
10.17#
Second Amendment dated April 26, 2022, to the Credit Agreement dated as of October 11, 2018 and amended on September 18, 2020, by and among Mission Produce, Inc., as Borrower, certain subsidiaries of the Borrower party thereto as guarantors, Bank of America, N.A. as administrative agent, Swingline Lender and L/C Issuer, Farm Credit West, PCA as Syndication Agent, City National Bank and J.P. Morgan Chase Bank, N.A. as co-documentation agents, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Farm Credit West, PCA as joint lead arrangers and joint bookrunners, and other lenders party thereto.
		8-K	4/26/2022	10.17
10.18+	Amended and Restated Non-Employee Director Compensation Program				X
10.19+	Offer letter dated April 26, 2022 to Tim Bulow				X
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101
The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended April 30, 2022 formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) Condensed Consolidated Statements of Stockholders' Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.
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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 8, 2022.

MISSION PRODUCE, INC.

/s/ Stephen J. Barnard
Stephen J. Barnard
Chief Executive Officer

/s/ Bryan E. Giles
Bryan E. Giles
Chief Financial Officer