Form 10-Q
period 2022-07-31
Mission Produce, Inc.
filed 2022-09-08
CIK 1802974

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________
FORM 10-Q
_____________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2022
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒
As of August 31, 2022, the registrant had 70,664,204 shares of common stock at $0.001 par value outstanding.

MISSION PRODUCE, INC.
TABLE OF CONTENTS

FORM 10-Q
FISCAL THIRD QUARTER 2022

FORWARD LOOKING STATEMENTS
This quarterly report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws, including the Private Securities Litigation Reform Act of 1995, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may”, “will”, “should”, “expects”, “plans”, “anticipates”, “could”, “intends”, “target”, “projects”, “contemplates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. We believe that these factors include, but are not limited to, the following:
•Risks related to our business, including: limitations regarding the supply of avocados, either through purchasing or growing; the loss of one or more of our largest customers or a reduction in the level of purchases by customers; doing business internationally, including Mexican and Peruvian economic, political and/or societal conditions; fluctuations in market prices of avocados; increasing competition; inherent farming risks; variations in operating results due to the seasonality of the business; general economic conditions; the effects of the COVID-19 pandemic, including resulting economic conditions; inflationary pressures and increases in costs of commodities, other products or labor used in our business; food safety events and recalls of our products; changes to USDA and FDA regulations, U.S. trade policy, and/or tariff and import/export regulations; restrictions due to health and safety laws; significant costs associated with compliance with environmental laws and regulations; acquisitions of other businesses; the ability of our infrastructure to handle our business needs; supply chain optimization failures or disruptions; disruption to the supply of reliable and cost-effective transportation; failure to recruit and retain key personnel and an adequate labor supply and lack of good employee relations; information system security risks, data protection breaches and systems integration issues; changes in privacy and/or information security laws, policies and/or contractual arrangements; material litigation or adverse governmental actions; failure to maintain or protect our brand; changes in tax rates or international tax legislation; risks associated with our indebtedness; and risks associated with Russia/Ukraine conflict.
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

PART I- FINANCIAL INFORMATION
Item 1.    Financial Statements
MISSION PRODUCE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In millions, except for shares)	July 31, 2022	October 31, 2021
Assets
Current Assets:
Cash and cash equivalents	$43.8	$84.5
Restricted cash	3.1	6.1
Accounts receivable
Trade, net of allowances of $0.2 and $0.2, respectively	91.6	73.8
Grower and fruit advances	3.1	0.6
Miscellaneous receivables	15.8	12.3
Inventory	92.7	48.2
Prepaid expenses and other current assets	8.3	11.6
Loans to equity method investees	2.1	3.3
Income taxes receivable	7.3	6.7
Total current assets	267.8	247.1
Property, plant and equipment, net	473.3	424.2
Operating lease right-of-use assets	67.5	43.9
Equity method investees	26.0	52.7
Loans to equity method investees	—	1.8
Deferred income tax assets, net	8.2	7.6
Goodwill	88.9	76.4
Intangible asset, net	2.8	—
Other assets	19.9	19.8
Total assets	$954.4	$873.5

Liabilities and Equity
Liabilities
Accounts payable	$34.2	$22.8
Accrued expenses	29.0	28.8
Income taxes payable	3.2	1.9
Grower payables	42.7	22.2
Long-term debt—current portion	8.8	8.8
Operating leases—current portion	4.5	3.6
Finance leases—current portion	1.1	1.1
Total current liabilities	123.5	89.2
Long-term debt, net of current portion	148.5	155.1
Operating leases, net of current portion	65.4	42.5
Finance leases, net of current portion	1.5	2.2
Income taxes payable	3.1	3.5
Deferred income tax liabilities, net	29.7	26.8
Other long-term liabilities	19.4	20.0
Total liabilities	391.1	339.3
Commitments and contingencies (Note 7)
Shareholders’ Equity
Common stock ($0.001 par value, 1,000,000,000 shares authorized; 70,659,204 and 70,631,525 shares issued and outstanding as of July 31, 2022 and October 31, 2021, respectively)	0.1	0.1
Additional paid-in capital	228.2	225.6
Accumulated other comprehensive loss	(1.1)	(0.5)
Retained earnings	316.4	309.0
Mission Produce shareholders' equity	543.6	534.2
Noncontrolling interest	19.7	—
Total equity	563.3	534.2
Total liabilities and equity	$954.4	$873.5
See accompanying notes to unaudited condensed consolidated financial statements.

MISSION PRODUCE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended July 31,		Nine Months Ended July 31,
(In millions, except for per share amounts)	2022	2021	2022	2021
Net sales	$313.2	$246.8	$807.9	$654.7
Cost of sales	270.6	205.9	745.0	564.0
Gross profit	42.6	40.9	62.9	90.7
Selling, general and administrative expenses	20.6	17.2	58.0	48.1
Operating income	22.0	23.7	4.9	42.6
Interest expense	(1.5)	(1.0)	(3.5)	(2.7)
Equity method income	1.7	2.1	3.6	4.2
Remeasurement gain on business combination with Moruga	2.0	—	2.0	—
Other (expense) income	(0.9)	(0.5)	3.6	(0.8)
Income before income taxes	23.3	24.3	10.6	43.3
Provision for income taxes	5.4	5.9	3.7	15.3
Net income	$17.9	$18.4	$6.9	$28.0
Net loss attributable to noncontrolling interest	0.5	—	0.5	—
Net income attributable to Mission Produce	$18.4	$18.4	$7.4	$28.0

Net income per share attributable to Mission Produce:
Basic	$0.26	$0.26	$0.10	$0.40
Diluted	$0.26	$0.26	$0.10	$0.39
See accompanying notes to unaudited condensed consolidated financial statements.

MISSION PRODUCE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended July 31,		Nine Months Ended July 31,
(In millions)	2022	2021	2022	2021
Net income	$17.9	$18.4	$6.9	$28.0
Other comprehensive (loss) income, net of tax
Foreign currency translation adjustments	(0.5)	(0.2)	(0.6)	0.1
Total comprehensive income, net of tax	17.4	18.2	6.3	28.1
Comprehensive loss attributable to noncontrolling interest	0.5	—	0.5	—
Comprehensive income attributable to Mission Produce	$17.9	$18.2	$6.8	$28.1
See accompanying notes to unaudited condensed consolidated financial statements.

MISSION PRODUCE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)

(In millions, except for shares)	Common stock		Additional paid-in capital	Notes receivable from shareholders	Accumulated other comprehensive loss	Retained earnings	Noncontrolling interest	Total equity
	Shares	Amount
Balance at October 31, 2020	70,550,922	$0.1	$222.8	$(0.1)	$(0.5)	$251.2	$—	$473.5
Stock-based compensation	—	—	0.8	—	—	—	—	0.8
Repayment of stock option notes receivable	—	—	—	0.1	—	—	—	0.1
Net income	—	—	—	—	—	2.2	—	2.2
Other comprehensive income	—	—	—	—	0.5	—	—	0.5
Balance at January 31, 2021	70,550,922	$0.1	$223.6	$—	$—	$253.4	$—	$477.1
Issuance of common stock for equity awards	50,000	—	—	—	—	—	—	—
Stock-based compensation	—	—	0.7	—	—	—	—	0.7
Net income	—	—	—	—	—	7.4	—	7.4
Other comprehensive loss	—	—	—	—	(0.2)	—	—	(0.2)
Balance at April 30, 2021	70,600,922	$0.1	$224.3	$—	$(0.2)	$260.8	$—	$485.0
Issuance of common stock for equity awards	8,563	—	—	—	—	—	—	—
Stock-based compensation	—	—	0.5	—	—	—	—	0.5
Net income	—	—	—	—	—	18.4	—	18.4
Other comprehensive loss	—	—	—	—	(0.2)	—	—	(0.2)
Balance at July 31, 2021	70,609,485	$0.1	$224.8	$—	$(0.4)	$279.2	$—	$503.7

Balance at October 31, 2021	70,631,525	$0.1	$225.6	$—	$(0.5)	$309.0	$—	$534.2
Stock-based compensation	—	—	0.8	—	—	—	—	0.8
Net loss	—	—	—	—	—	(13.4)	—	(13.4)
Other comprehensive loss	—	—	—	—	(0.3)	—	—	(0.3)
Balance at January 31, 2022	70,631,525	$0.1	$226.4	$—	$(0.8)	$295.6	$—	$521.3
Stock-based compensation	—	—	0.9	—	—	—	—	0.9
Issuance of common stock for equity awards	22,516	—	—	—	—	—	—	—
Net income	—	—	—	—	—	2.4	—	2.4
Other comprehensive income	—	—	—	—	0.2	—	—	0.2
Balance at April 30, 2022	70,654,041	$0.1	$227.3	$—	$(0.6)	$298.0	$—	$524.8
Stock-based compensation	—	—	0.9	—	—	—	—	0.9
Issuance of common stock for equity awards	5,163	—	—	—	—	—	—	—
Acquired noncontrolling interest	—	—	—	—	—	—	20.2	20.2
Net income	—	—	—	—	—	18.4	(0.5)	17.9
Other comprehensive loss	—	—	—	—	(0.5)	—	—	(0.5)
Balance at July 31, 2022	70,659,204	$0.1	$228.2	$—	$(1.1)	$316.4	$19.7	$563.3
See accompanying notes to unaudited condensed consolidated financial statements.

MISSION PRODUCE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)

	Nine Months Ended July 31,
(In millions)	2022	2021
Operating Activities
Net income	$6.9	$28.0
Adjustments to reconcile net income to net cash (used in) provided by operating activities
Provision for losses on accounts receivable	0.1	—
Depreciation and amortization	17.2	13.7
Amortization of debt issuance costs	0.3	0.2
Noncash lease expense	3.9	3.0	(1)
Equity method income	(3.6)	(4.2)
Stock-based compensation	2.6	2.0
Dividends received from equity method investees	2.2	1.7
Losses (gains) on asset impairment, disposals and sales, net of insurance recoveries	0.2	0.2
Deferred income taxes	(0.7)	4.8
Remeasurement gain on business combination with Moruga	(2.0)	—
Unrealized gains on derivative financial instruments	(3.1)	(0.1)
Other	0.1	(0.2)
Effect on cash of changes in operating assets and liabilities:
Trade accounts receivable	(18.1)	(12.3)
Grower fruit advances	(2.5)	(0.1)
Miscellaneous receivables	(0.8)	(0.2)
Inventory	(35.0)	(29.1)
Prepaid expenses and other current assets	1.4	(0.9)	(1)
Income taxes receivable	(0.4)	(3.1)
Other assets	1.1	(4.9)
Accounts payable and accrued expenses	10.1	10.9
Income taxes payable	0.9	0.8
Grower payables	20.9	7.9
Operating lease liabilities	(3.3)	(1.4)	(1)
Other long-term liabilities	(1.4)	(1.5)	(1)
Net cash (used in) provided by operating activities	$(3.0)	$15.2
Investing Activities
Purchases of property and equipment	(42.0)	(61.3)
Proceeds from sale of property, plant and equipment	2.9	2.3
Insurance proceeds for the replacement of property, plant and equipment	—	0.8
Cash acquired in consolidation of Moruga	4.3	—
Investment in equity method investees	(0.4)	(0.2)
Loans to equity method investees	—	(2.0)
Loan repayments from equity method investees	1.0	1.5
Net cash used in investing activities	$(34.2)	$(58.9)
Financing Activities
Borrowings on revolving credit facility	40.0	—
Payments on revolving credit facility	(40.0)	—
Principal payments on long-term debt obligations	(6.6)	(5.7)
Principal payments on finance lease obligations	(1.0)	(0.9)
Net cash used in financing activities	$(7.6)	$(6.6)
Effect of exchange rate changes on cash	(0.5)	—
Net decrease in cash, cash equivalents and restricted cash	(45.3)	(50.3)
Cash, cash equivalents and restricted cash, beginning of period	92.2	127.0
Cash, cash equivalents and restricted cash, end of period	$46.9	$76.7

	Nine Months Ended July 31,
(In millions)	2022	2021
Summary of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets:
Cash and cash equivalents	$43.8	$70.9
Restricted cash	3.1	4.2
Restricted cash included in other assets	—	1.6
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statements of cash flows	$46.9	$76.7
(1)Prior period amounts differ from those previously reported due to the adoption of ASC 842, Leases, effective November 1, 2020, which was first presented in our annual report on Form-10K for the year ended October 31, 2021.

See accompanying notes to unaudited condensed consolidated financial statements.

MISSION PRODUCE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1.     General
Business
Mission Produce, Inc. together with its consolidated subsidiaries (“Mission,” “the Company,” “we,” “us” or “our”), is a global leader in the avocado industry. The Company’s expertise lies in the farming, packaging, marketing and distribution of avocados to food retailers, distributors and produce wholesalers worldwide. The Company procures avocados principally from California, Mexico and Peru. Through our various operating facilities, we grow, sort, pack, bag and ripen avocados and a small amount of other fruits for distribution to domestic and international markets. We report our results of operations in three operating segments: Marketing and Distribution, International Farming and Blueberries (see Note 12).
Basis of presentation and consolidation
The unaudited interim condensed consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and include the Company’s consolidated domestic and international subsidiaries and variable interest entity (“VIE”) for which we are the primary beneficiary and have a controlling interest. Certain information and disclosures normally included in annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. Accordingly, these unaudited interim condensed consolidated financial statements and accompanying footnotes should be read in conjunction with the Company’s Annual Report for the year ended October 31, 2021. In the opinion of management, all adjustments, of a normal recurring nature, considered necessary for a fair statement have been included in the unaudited condensed consolidated financial statements. Interim results of operations are not necessarily indicative of future results, including results that may be expected for the twelve months ended October 31, 2022.
Consolidation of VIE
On May 1, 2022, a reconsideration event (explained in Note 2) occurred related to Moruga S.A.C., an entity for which we have a 60% equity ownership interest. Moruga S.A.C. is a holding company with one wholly owned subsidiary Blueberries Peru, S.A.C. (collectively referred to as “Moruga”). Moruga was previously accounted for under the equity method, where investments are stated at initial cost and adjusted for subsequent additional investments and our proportionate share of earnings or losses and distributions. As a result of the reconsideration event, we concluded that Moruga is a VIE, and that the Company is the primary beneficiary with a controlling interest. Based on this conclusion, we consolidated Moruga on May 1, 2022. Prior period financial results accounted for under the equity method may not be comparable to post-consolidated results.
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

2.    Business Combination with Moruga
The Company owns a 60% equity interest in Moruga, which was established in 2014 when it began small-scale blueberry plantings in Peru. Since inception, Moruga has expanded to approximately 360 productive hectares. On May 1, 2022, the shareholders of Moruga amended and restated its shareholders agreement (“the Amendment”), wherein certain supermajority requirements that previously prevented the Company from directing the primary activities of Moruga were removed. In connection with the Amendment, shareholders approved a new capital project to farm approximately 600 additional hectares of blueberries in the Olmos region of Peru. Blueberries produced will be marketed through an agreement which gives exclusive marketing rights to a minority shareholder. The new capital project is anticipated to require a total investment of approximately $50 million. The capital investment will be funded by cash flow generated by Moruga and pro-rata shareholder contributions based on each shareholders’ respective ownership interest.

MISSION PRODUCE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The Amendment resulted in the consolidation of Moruga because the Company concluded that that Moruga was a VIE, and the Company could control the primary activities of Moruga and is the primary beneficiary of the entity. Upon consolidation, Moruga was accounted for using the acquisition method of accounting. In relation to our preexisting equity interest, we recognized a remeasurement gain of $2.0 million, calculated as the difference between our 60% investment carrying value of $28.2 million and its acquisition date fair value of $30.2 million.
Preliminary fair value allocation of Moruga
The fair value of Moruga is a Level 3 measurement in the fair value hierarchy. Management estimated the fair value of Moruga with the assistance of a third-party valuation specialist, using a combination of the guideline publicly-traded companies (“GPC”) method under the market approach and the discounted cash flow (“DCF”) method under the income approach. We applied an equal weighting to the value conclusions resulting from the two employed approaches, because there was sufficient information available to estimate fair value under both methods.
Under the GPC method, valuation multiples are calculated from the operating data and market metrics of the GPCs, and are then evaluated and adjusted based on the strengths and weaknesses of the entity relative to the comparable GPCs. The significant inputs used to estimate the fair value of the investment under the GPC method are the selected business enterprise value (“BEV”) to EBITDA multiple and BEV to revenue multiple. Of the derived multiples, we selected 8.0x for BEV to EBITDA and 1.1x for BEV to revenue. The mean and median multiples of the GPCs were 9.1x and 9.2x for BEV to EBITDA, respectively, and 1.1x and 0.7x for BEV to revenue, respectively.
Under the DCF method, the most significant inputs used to estimate the fair value are the cash flow projections, which are sensitive to the revenue projections, and the weighted average cost of capital (or discount rate) which is used to discount and present value the projected cash flows. For the revenue projections, we assumed a nearly flat annual growth rate based on the maturity of the existing blueberry plants for the discrete forecast period from 2023 to 2032, prior to reaching the terminal period. The weighted average cost of capital was estimated using a capital asset pricing model and the discount rate used to present value the future cash flows was 9%.
The allocation of the fair value of Moruga as of the acquisition date is preliminary and subject to change within the allowable measurement period from the acquisition date. Goodwill represents the excess of the sum of the fair value of our previously held equity interest and the fair value of the noncontrolling interest, over the net of the acquisition-date values of the identifiable assets and liabilities assumed. The goodwill is attributable to our expected ability to utilize our existing infrastructure and workforce in Peru during the complementary periods between avocado harvest and processing seasons. The goodwill recognized is not expected to be deductible for income tax purposes.
Amounts of identifiable assets acquired and liabilities assumed as of the acquisition date were as follows.

(in millions)
Fair value of 100% of Moruga	$50.4

Recognized amounts of identifiable assets acquired and liabilities assumed:
Inventory	7.7
Other current assets	7.7
Property, plant and equipment	29.6
Intangible asset	2.8
Other assets	5.6
Goodwill	12.5
Current liabilities	(4.5)
Deferred tax liability	(3.0)
Other liabilities	(8.0)
$50.4
The fair value of the noncontrolling interest in Moruga on the acquisition date was $20.2 million.
3.     Inventory
Major classes of inventory were as follows:

(In millions)	July 31, 2022	October 31, 2021
Finished goods	$52.5	$22.5
Crop growing costs	19.4	11.9
Packaging and supplies	20.8	13.8
Inventory	$92.7	$48.2

MISSION PRODUCE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Inventory at July 31, 2022 included a $1.1 million adjustment to increase inventories recognized in the business combination with Moruga to their fair value as of May 1, 2022. These inventories, including the fair value adjustment, will be recognized in cost of sales as the underlying inventories are sold. Refer also to Note 2 for more information.
4.    Goodwill and Intangible Asset, net
Goodwill

(In millions)	International Farming	Blueberries	Total
Goodwill as of October 31, 2021	$76.4	$—	$76.4
Business combination with Moruga (Note 2)	—	12.5	12.5
Goodwill as of July 31, 2022	$76.4	$12.5	$88.9
Goodwill is tested for impairment on an annual basis in the fourth quarter, or when an event or changes in circumstances indicate that its carrying value may not be recoverable.
Intangible asset, net

(In millions)	July 31, 2022	October 31, 2021
Intangible asset, gross	$2.8	$—
Accumulated amortization	—	—
Intangible asset, net	$2.8	$—
The intangible asset, net consists of a distributor relationship entirely attributed to the business combination with Moruga on May 1, 2022 (see Note 2). The intangible asset has an amortizable life of 2 years, to be recognized in selling, general and administrative expenses coinciding with the timing of the estimated revenues. Amortization expense was less than $0.1 million for both the three and nine months ended July 31, 2022. The remaining amortization expense is expected to be recognized as follows.

		Years Ending October 31,
(In millions)	Remaining 2022	2023	2024
Estimated annual amortization expense	$1.3	$1.2	$0.3

5.    Details of Certain Account Balances
Accrued expenses

(In millions)	July 31, 2022	October 31, 2021
Employee-related	$12.3	$14.6
Freight	5.4	3.9
Interest rate swaps	—	2.1
Construction-in-progress	—	0.2
Outside fruit purchase	1.6	2.2
VAT and local taxes payable	1.7	1.0
Legal settlement	0.8	0.8
Other	7.2	4.0
Accrued expenses	$29.0	$28.8

MISSION PRODUCE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Other expense (income)

	Three Months Ended July 31,		Nine Months Ended July 31,
(In millions)	2022	2021	2022	2021
(Gains) losses on derivative financial instruments	$(0.1)	$0.2	$(3.1)	$(0.1)
Foreign currency transaction loss	1.2	1.0	1.1	2.8
Interest income	(0.3)	(0.3)	(1.5)	(1.4)
Other	0.1	(0.4)	(0.1)	(0.5)
Other expense (income)	$0.9	$0.5	$(3.6)	$0.8

6.     Debt
Credit facility
Long-term debt under our credit facility with Bank of America (“BoA”) Merrill Lynch consisted of the following:

(In millions)	July 31, 2022	October 31, 2021
Revolving line of credit. The interest rate is variable, based on LIBOR plus a spread that varies with the Company’s leverage ratio. As of July 31, 2022 and October 31, 2021, the interest rate was 4.37% and 1.84%, respectively. Interest is payable monthly and principal is due in full in October 2023.	$—	$—
Senior term loan (A-1). The interest rate is variable, based on LIBOR plus a spread that varies with the Company’s leverage ratio. As of July 31, 2022 and October 31, 2021, the interest rate was 4.37% and 1.84%, respectively. Interest is payable monthly, principal is payable quarterly and due in full in October 2023.	84.4	90.0
Senior term loan (A-2). The interest rate is variable, based on LIBOR plus a spread that varies with the Company’s leverage ratio. As of July 31, 2022 and October 31, 2021, the interest rate was 4.87% and 2.34% respectively. Interest is payable monthly, principal is payable quarterly and due in full in October 2025.	72.2	72.8
Note payable to BoA. Payable in monthly installments including interest at a rate of 3.96% as of both July 31, 2022 and October 31, 2021. Principal is due July 2024.	1.1	1.5
Total long-term debt	157.7	164.3
Less debt issuance costs	(0.4)	(0.4)
Long-term debt, net of debt issuance costs	157.3	163.9
Less current portion of long-term debt	(8.8)	(8.8)
Long-term debt, net of current portion	$148.5	$155.1
The credit facility requires the Company to comply with financial and other covenants, including limitations on investments, capital expenditures, dividend payments, amounts and types of liens and indebtedness, and material asset sales. The Company is also required to maintain certain leverage and fixed charge coverage ratios. As of July 31, 2022, the Company was in compliance with all covenants of the credit facility.
Interest rate swaps
The Company has four separate interest rate swaps with a total notional amount of $100 million to hedge changes in the variable interest rate on $100 million of principal value of the Company’s term loans. We account for the interest rate swaps in accordance with ASC 815, Derivatives and Hedging, as amended, which requires the recognition of all derivative instruments as either assets or liabilities in the consolidated balance sheets and measurement of those instruments at fair value. The Company has not designated the interest rate swaps as cash flow hedges, and as a result under the accounting guidance, changes in the fair value of the interest rate swaps have been recorded in other (expense) income in the condensed consolidated statements of comprehensive income and changes in the liability are presented in net cash (used in) provided by operating activities in the condensed consolidated statements of cash flow. Refer to Note 9 for more details.

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

MISSION PRODUCE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
8.     Income Taxes
The income tax expense recorded for the three and nine months ended July 31, 2022 and 2021 differs from the income taxes expected at the U.S. federal statutory tax rate of 21.0%, primarily due to income attributable to foreign jurisdictions which is taxed at different rates, changes in foreign exchange rates taxable in foreign jurisdictions, state taxes, nondeductible tax items, changes in uncertain tax positions (“UTP”), and changes in tax law affecting the rate in future years.
As of July 31, 2022, the Company had $14.4 million in UTP accrued, of which $8.0 million relates to interest and penalties, inclusive of inflationary adjustments. The period for assessing interest and penalties has expired. However, the Company continues to record certain statutory adjustments related to inflation. Changes in the UTP related to changes in foreign exchange rates during the period are included in other (expense) income in the condensed consolidated statements of comprehensive income.
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

9.     Fair Value Measurements
Financial assets and liabilities measured and recorded at fair value on a recurring basis included in the condensed consolidated balance sheets were as follows:

	July 31, 2022				October 31, 2021
(In millions)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Mutual funds	$1.2	$1.2	$—	$—	$1.2	$1.2	$—	$—
Interest rate swap	1.0	—	1.0	—	—	—	—	—
Liabilities
Interest rate swap	—	—	—	—	3.5	—	3.5	—
Our mutual fund investments relate to our deferred compensation plan, which are held in a Rabbi trust. The funds are measured at quoted prices in active markets, which is equivalent to their fair value.
The fair value of interest rate swaps is determined using widely accepted valuation techniques, including discounted cash flow analysis, on the expected cash flows of each derivative. The analysis reflects the contractual terms of the swaps, including the period to maturity, and uses observable market-based inputs, including interest rate curves (“significant other observable inputs”). The fair value calculation also includes an amount for risk of non-performance using “significant unobservable inputs” such as estimates of current credit spreads to evaluate the likelihood of default. The Company has concluded, as of July 31, 2022 and October 31, 2021, that the fair value associated with the “significant unobservable inputs” relating to the Company’s risk of non-performance was insignificant to the overall fair value of the interest rate swap agreements and, as a result, the Company has determined that the relevant inputs for purposes of calculating the fair value of the interest rate swap agreements, in their entirety, were based upon “significant other observable inputs”. The assets or liabilities associated with the interest rate swaps have been included in prepaid and other current assets and other assets or accrued expenses and other long-term liabilities, respectively, in the condensed consolidated balance sheets and gains and losses for the interest rate swaps have been included in other (expense) income in the condensed consolidated statements of comprehensive income.

MISSION PRODUCE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
10.    Earnings Per Share

	Three Months Ended July 31,		Nine Months Ended July 31,
	2022	2021	2022	2021
Numerator:
Net income attributable to Mission Produce (in millions)	$18.4	$18.4	$7.4	$28.0
Denominator:
Weighted average shares of common stock outstanding, used in computing basic earnings per share	70,656,976	70,607,000	70,641,669	70,572,874
Effect of dilutive stock options	57,066	630,036	121,383	444,564
Effect of dilutive RSUs	65,865	7,400	21,720	26,352
Weighted average shares of common stock outstanding, used in computing diluted earnings per share	70,779,907	71,244,436	70,784,772	71,043,790
Earnings per share
Basic	$0.26	$0.26	$0.10	$0.40
Diluted	$0.26	$0.26	$0.10	$0.39
Equity awards representing shares of common stock outstanding that were excluded in the computation of diluted earnings per share because their effect would have been anti-dilutive, were as follows:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2022	2021	2022	2021
Anti-dilutive stock options	729,660	—	732,066	141,392
Anti-dilutive RSUs	193,896	5,736	252,883	3,068

MISSION PRODUCE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
11.     Related Party Transactions
Transactions with related parties included in the condensed consolidated financial statements were as follows:

	Condensed Consolidated Balance Sheets
	July 31, 2022			October 31, 2021
(In millions)	Accounts receivable	Loans to equity method investees	Accounts payable & accrued expenses	Accounts receivable	Loans to equity method investees	Accounts payable & accrued expenses
Equity method investees:
Henry Avocado	$0.3	$—	$0.1	$—	$—	$—
Mr. Avocado	1.0	—	—	1.3	—	—
Moruga(1)	—	—	—	3.9	3.0	—
Copaltas(2)	—	2.1	—	—	2.1	—
Other:
Directors/Officers(3)	0.1	—	2.5	0.1	—	—
Employees(4)	—	—	0.1	—	—	0.2

	Condensed Consolidated Statements of Comprehensive Income
	Three Months Ended July 31, 2022			Nine Months Ended July 31, 2022
(In millions)	Net sales	Cost of sales	Other income (expense)	Net sales	Cost of sales	Selling, general and administrative expenses	Other income (expense)
Equity method investees:
Henry Avocado	$2.7	$—	$—	$2.7	$0.5	$—	$—
Mr. Avocado	1.2	—	—	1.7	—	—	—
Moruga(1)	—	—	—	4.1	—	—	0.4
Copaltas(2)	—	—	—	—	—	—	0.1
Other:
Directors/Officers(3)	0.2	3.5	—	0.9	5.8	—	—
Employees(4)	—	0.6	—	—	4.7	—	—
	Three Months Ended July 31, 2021			Nine Months Ended July 31, 2021
Equity method investees:
Henry Avocado	$1.3	$—	$—	$1.3	$—	$—	$—
Mr. Avocado	1.7	—	—	3.6	—	—	—
Moruga(1)	0.1	—	0.3	2.7	—	—	0.4
Other:
Directors/Officers(3)	0.9	1.6	—	2.5	3.0	0.1	—
Employees(4)	—	2.1	—	—	8.1	—	—
(1)Effective May 1, 2022, Moruga was consolidated into the Company’s financial statements (refer to Note 1 for more details), after which transactions between us were eliminated in our consolidated financial statements. Prior to May 1, 2022, Moruga was not a consolidated entity, therefore transactions from this time period are presented the same as in prior periods. The Company provided loans to Moruga to support growth and expansion projects, bearing interest at 6.5%, due December 31, 2023. The Company also provides packing and cooling services for blueberries and leases owned land to Moruga.
(2)The Company has provided loans to Copaltas to support growth and expansion projects, bearing interest at 6.66%. The notes outstanding as of July 31, 2022 have an amended due date of August 31, 2022.
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
12.     Segment and Revenue Information
We have three operating segments which are also reportable segments. Our reportable segments are presented based on how information is used by our CEO, who is the chief operating decision maker, to measure performance and allocate resources. After the consolidation of Moruga on May 1, 2022 (refer to Notes 1 and 2 for more information), the information used by the CEO changed to include the results of Moruga, and as such, we determined our reportable segments to be:
•Marketing and Distribution. Our Marketing and Distribution reportable segment sources fruit from growers and then distributes the fruit through our global distribution network.
•International Farming. International Farming owns and operates orchards from which substantially all fruit produced is sold to our Marketing and Distribution segment. Its farming activities range from cultivating early-stage plantings to harvesting from mature trees,

MISSION PRODUCE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
and it also earns service revenues for packing and processing for our Blueberries segment, as well as for third-party producers of other crops during the avocado off-harvest season. Operations are principally located in Peru, with smaller operations emerging in other areas of Latin America.
•Blueberries. The new Blueberries segment represents the results of Moruga, subsequent to its consolidation on May 1, 2022. Moruga’s farming activities include cultivating early-stage blueberry plantings and harvesting mature bushes. Substantially all of blueberries produced are sold to a single distributor under an exclusive marketing agreement.
The CEO evaluates and monitors segment performance primarily through segment sales and segment adjusted EBITDA. Adjusted EBITDA refers to net income (loss), before interest expense, income taxes, depreciation and amortization expense, stock-based compensation expense, other income (expense), and income (loss) from equity method investees, further adjusted by asset impairment and disposals, net of insurance recoveries, farming costs for nonproductive orchards (which represents land lease costs), certain noncash and nonrecurring ERP costs, transaction costs, material legal settlements, and any special, non-recurring, or one-time items such as remeasurements or impairments, and any portion of these items attributable to the noncontrolling interest, all of which are excluded from the results the CEO reviews uses to assess segment performance and results. We believe that adjusted EBITDA by segment provides useful information for analyzing the underlying business results as well as allowing investors a means to evaluate the financial results of each reportable segment in relation to the Company as a whole. These measures are not in accordance with, nor are they a substitute for or superior to, the comparable GAAP financial measures.
Net sales from each of our reportable segments were as follows.

	Marketing and Distribution	International Farming	Blueberries	Total	Marketing and Distribution	International Farming	Total
	Three Months Ended July 31,
(In millions)	2022				2021
Third party sales	$308.9	$4.0	$0.3	$313.2	$239.6	$7.2	$246.8
Affiliated sales	—	60.6	—	60.6	—	58.9	58.9
Total segment sales	308.9	64.6	0.3	373.8	239.6	66.1	305.7
Intercompany eliminations	—	(60.6)	—	(60.6)	—	(58.9)	(58.9)
Total net sales	$308.9	$4.0	$0.3	$313.2	$239.6	$7.2	$246.8
	Nine Months Ended July 31,
	2022				2021
Third party sales	$794.9	$12.7	$0.3	$807.9	$641.6	$13.1	$654.7
Affiliated sales	—	62.2	—	62.2	—	61.1	61.1
Total segment sales	794.9	74.9	0.3	870.1	641.6	74.2	715.8
Intercompany eliminations	—	(62.2)	—	(62.2)	—	(61.1)	(61.1)
Total net sales	$794.9	$12.7	$0.3	$807.9	$641.6	$13.1	$654.7

MISSION PRODUCE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Supplemental sales information is as follows.

	Three Months Ended July 31,		Nine Months Ended July 31,
(In millions)	2022	2021	2022	2021
By type
Avocado	$303.9	$238.4	$781.5	$637.0
Blueberry(1)	0.3	—	0.3	—
Mango	3.5	2.0	13.1	4.2
Other	5.5	6.4	13.0	13.5
Total net sales	$313.2	$246.8	$807.9	$654.7
By customer location
United States	$264.4	$182.5	$678.0	$490.0
Rest of world	48.8	64.3	129.9	164.7
Total net sales	$313.2	$246.8	$807.9	$654.7
(1)Blueberry sales are generated entirely by our Blueberries segment, and are therefore reported prospectively from May 1, 2022.
Adjusted EBITDA for each of our reportable segments was as follows:

	Three Months Ended July 31,		Nine Months Ended July 31,
(In millions)	2022	2021	2022	2021
Marketing and Distribution adjusted EBITDA	$15.5	$13.1	$19.5	$43.0
International Farming adjusted EBITDA	16.3	17.0	11.1	15.9
Blueberries adjusted EBITDA	(0.2)	—	(0.2)	—
Total reportable segment adjusted EBITDA	31.6	30.1	30.4	58.9
Net income	17.9	18.4	6.9	28.0
Interest expense	1.5	1.0	3.5	2.7
Provision for income taxes	5.4	5.9	3.7	15.3
Depreciation and amortization(1)	7.1	6.1	17.2	13.7
Equity method income	(1.7)	(2.1)	(3.6)	(4.2)
Stock-based compensation	0.9	0.5	2.6	2.0
Legal settlement	—	—	—	0.8
Asset impairment and disposals, net of insurance recoveries	0.2	(0.2)	0.2	(0.2)
Farming costs for nonproductive orchards	0.3	—	1.1	—
ERP costs(2)	1.0	—	3.8	—
Transaction costs	—	—	0.5	—
Remeasurement gain on business combination with Moruga	(2.0)	—	(2.0)	—
Other expense (income)	0.9	0.5	(3.6)	0.8
Noncontrolling interest(3)	0.1	—	0.1	—
Total adjusted EBITDA	$31.6	$30.1	$30.4	$58.9
(1)Approximately $0.3 million of depreciation and amortization was from purchase accounting assets including property, plant and equipment step-up and an intangible asset.
(2)Includes recognition of deferred implementation costs and non-recurring post-implementation process reengineering costs.
(3)Represents net loss attributable to noncontrolling interest plus the impact of non-GAAP adjustments, allocable to the noncontrolling owner based on their percentage of ownership interest.

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited financial statements and related notes included elsewhere in this quarterly report. This discussion and analysis contains forward-looking statements based upon our current beliefs, plans and expectations that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors. Please refer to the section of this report under the heading “Forward Looking Statements.”
Overview
We are a world leader in sourcing, producing and distributing fresh avocados, serving retail, wholesale and foodservice customers. We source, produce, pack and distribute avocados and a small amount of other fruits to our customers and provide value-added services including ripening, bagging, custom packing and logistical management. In addition, we provide our customers with merchandising and promotional support, insights on market trends and training designed to increase their retail avocado sales.
Consolidation of VIE
On May 1, 2022, a reconsideration event occurred related to Moruga S.A.C., a holding company with one wholly owned subsidiary Blueberries Peru, S.A.C. (collectively referred to as “Moruga”), and entity for which we have a 60% equity ownership interest. Moruga was previously accounted for under the equity method, where investments are stated at initial cost and adjusted for subsequent additional investments and our proportionate share of earnings or losses and distributions. As a result of the reconsideration event, we concluded that Moruga is a variable interest entity (“VIE”), and that the Company is the primary beneficiary with a controlling interest. Based on this conclusion, we consolidated Moruga on May 1, 2022. Prior period financial results accounted for under the equity method may not be comparable to post-consolidated results. For more details on Moruga, refer to Note 2 to the unaudited financial statements in this quarterly report.
Reportable segments
We have three operating segments which are also reportable segments. Our reportable segments are presented based on how information is used by our CEO, who is the chief operating decision maker, to measure performance and allocate resources. After the consolidation of Moruga on May 1, 2022, the information used by the CEO was expanded to include the results of Moruga, and as such, we determined our reportable segments to be:
•Marketing and Distribution. Our Marketing and Distribution reportable segment sources fruit from growers and then distributes the fruit through our global distribution network.
•International Farming. International Farming owns and operates orchards from which substantially all fruit produced is sold to our Marketing and Distribution segment. Its farming activities range from cultivating early-stage plantings to harvesting from mature trees, and it also earns service revenues for packing and processing for our Blueberries segment, as well as for third-party producers of other crops during the avocado off-harvest season. Operations are principally located in Peru, with smaller operations emerging in other areas of Latin America.
•Blueberries. The new Blueberries segment represents the results of Moruga, subsequent to its consolidation on May 1, 2022. Moruga’s farming activities include cultivating early-stage blueberry plantings and harvesting mature bushes. Substantially all of blueberries produced are sold to a single distributor under an exclusive marketing agreement.
ERP system implementation
On November 1, 2021, we implemented a new enterprise resource planning (“ERP”) system in our Marketing and Distribution segment to improve operational visibility and financial reporting capabilities. During implementation, we encountered significant challenges which limited our ability to effectively manage our business operations, thereby impacting our profitability and financial results for the first quarter of 2022. Our distribution centers and packing houses experienced problems with purchasing, receiving and shipping, which resulted in a high reliance on both third-party fruit and packaged fruit that we would have otherwise sourced directly in the field and packed in our facilities. Other issues included delays in automated customer invoicing and inventory management issues. During the second quarter of 2022, these operational issues we experienced during the first quarter were largely resolved. We continue to work with our third-party implementation firm to improve the system, and thus the financial impact during the second and third quarters were primarily limited to ongoing consulting costs.

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

	Three Months Ended July 31,				Nine Months Ended July 31,
	2022		2021		2022		2021
(In millions, except for percentages)	Dollars	%	Dollars	%	Dollars	%	Dollars	%
Net sales	$313.2	100%	$246.8	100%	$807.9	100%	$654.7	100%
Cost of sales	270.6	86%	205.9	83%	745.0	92%	564.0	86%
Gross profit	42.6	14%	40.9	17%	62.9	8%	90.7	14%
Selling, general and administrative expenses	20.6	7%	17.2	7%	58.0	7%	48.1	7%
Operating income	22.0	7%	23.7	10%	4.9	1%	42.6	7%
Interest expense	(1.5)	—%	(1.0)	—%	(3.5)	—%	(2.7)	—%
Equity method income	1.7	1%	2.1	1%	3.6	—%	4.2	1%
Remeasurement gain on business combination with Moruga	2.0	1%	—	—%	2.0	—%	—	—%
Other (expense) income	(0.9)	—%	(0.5)	—%	3.6	—%	(0.8)	—%
Income before income taxes	23.3	7%	24.3	10%	10.6	1%	43.3	7%
Provision for income taxes	5.4	2%	5.9	2%	3.7	—%	15.3	2%
Net income	17.9	6%	18.4	7%	6.9	1%	28.0	4%
Net loss attributable to noncontrolling interest	0.5	—%	—	—%	0.5	—%	—	—%
Net income attributable to Mission Produce	$18.4	6%	$18.4	7%	$7.4	1%	$28.0	4%
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

	Three Months Ended July 31,		Nine Months Ended July 31,
(In millions)	2022	2021	2022	2021
Net sales:
Marketing and Distribution	$308.9	$239.6	$794.9	$641.6
International Farming	4.0	7.2	12.7	13.1
Blueberries	0.3	—	0.3	—
Total net sales	$313.2	$246.8	$807.9	$654.7
Net sales increased $66.4 million or 27% and $153.2 million or 23% in the three and nine months ended July 31, 2022 compared to the same periods last year, respectively. Growth was driven by 42% and 45% increases in average per-unit avocado sales prices in the three and nine months ended July 31, 2022, compared to the same periods last year, respectively, due to lower industry supply out of Mexico, as well as inflationary pressures. Partially offsetting price gains were decreases in avocado volume sold of 11% and 16% for the three and nine months ended July 31, 2022 compared to the same periods last year, respectively, primarily driven by lower Mexican supply. Domestic volumes declined at a lower rate relative to export markets during these periods, demonstrating the resiliency of demand for avocados amid higher price points in the U.S. market.

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

	Three Months Ended July 31,		Nine Months Ended July 31,
	2022	2021	2022	2021
Gross profit (in millions)	$42.6	$40.9	$62.9	$90.7
Gross profit as a percentage of sales	13.6%	16.6%	7.8%	13.9%
Gross profit increased $1.7 million or 4%, in the three months ended July 31, 2022 compared to the same period last year to $42.6 million, and gross profit percentage decreased 300 basis points to 13.6% of revenue compared to the same period last year. The increase in gross profit was primarily driven by higher per-unit margin, partially offset by the impact of lower avocado volume sold and its related impact on fixed cost absorption in our Marketing and Distribution segment. Margin is primarily managed on a per-unit basis in our Marketing and Distribution segment, which can lead to significant movement in gross profit percentage when sales prices fluctuate. Gross profit in its International Farming segment was essentially flat with the prior year period.
Gross profit decreased $27.8 million or 31%, in the nine months ended July 31, 2022 compared to the same period last year to $62.9 million, and gross profit percentage decreased 610 basis points to 7.8% of revenue compared to the same period last year. The decreases were driven by the impact of lower avocado volume sold, as well as temporary and unforeseen operational challenges created by the ERP implementation in our Marketing and Distribution segment during the first quarter of 2022, which limited our ability to effectively manage our supply chain. In addition, we experienced gross profit decreases in the International Farming segment which were due to the timing of costs incurred and the impact of pricing at early-stage mango farms during the second quarter of 2022.
Selling, general and administrative expenses
Selling, general and administrative expenses primarily include the costs associated with selling, professional fees, general corporate overhead and other related administrative functions.

	Three Months Ended July 31,		Nine Months Ended July 31,
(In millions)	2022	2021	2022	2021
Selling, general and administrative expenses	$20.6	$17.2	$58.0	$48.1
Selling, general and administrative expenses increased $3.4 million or 20% in the three months ended July 31, 2022 compared to the same period last year due to higher employee-related costs driven by higher stock-based compensation expense and labor inflation, as well as noncapitalizable costs associated with the implementation of our new ERP system in our Marketing and Distribution segment. Additionally, we recorded a $0.8 million gain on insurance settlement in the same period last year. The consolidation of Moruga during the third quarter of 2022 increased selling, general and administrative expense by $0.5 million.
Selling, general and administrative expenses increased $9.9 million or 21% in the nine months ended July 31, 2022 compared to the same period last year due to the same factors above, as well as higher professional fees and higher travel costs. Higher professional fees were in-part related to our change in SEC filer status from an emerging growth company to a large accelerated filer on October 31, 2021. Travel costs were higher as COVID-related travel restrictions have eased relative to prior year.
Interest expense
Interest expense consists primarily of interest on borrowings under working capital facilities that we maintain and interest on other long-term debt used to make capital and equity investments.

	Three Months Ended July 31,		Nine Months Ended July 31,
(In millions)	2022	2021	2022	2021
Interest expense	$1.5	$1.0	$3.5	$2.7
Interest expense increased $0.5 million or 50.0% and $0.8 million or 29.6% in the three and nine months ended July 31, 2022 compared to the same periods last year, respectively. The increases were primarily due to higher interest rates, as the majority of our outstanding debt is subject to variable rates.
Equity method income
Our material equity method investees include Henry Avocado (“HAC”), Mr. Avocado, Copaltas, and up until May 1, 2022, Moruga. On May 1, 2022, Moruga became a variable interest entity and prospectively consolidated into our financial statements.

	Three Months Ended July 31,		Nine Months Ended July 31,
(In millions)	2022	2021	2022	2021
Equity method income	$1.7	$2.1	$3.6	$4.2
Equity method income decreased $0.4 million or 19% in the three months ended July 31, 2022 compared to the same period last year, due to lower earnings from Mr. Avocado due to COVID-related restrictions persisting within the Chinese market.
Equity method income decreased $0.6 million or 14% in the nine months ended July 31, 2022 compared to the same period last year due as lower earnings from Moruga and Mr. Avocado were partially offset by higher earnings from HAC. Moruga was affected by lower per-unit sales pricing, as well as higher farming costs associated with the replacement of certain farmable area with the intent of increasing yields.
Other expense (income)
Other expense (income) consists of interest income, currency exchange gains or losses, interest rate derivative gains or losses and other miscellaneous income and expense items.

	Three Months Ended July 31,		Nine Months Ended July 31,
(In millions)	2022	2021	2022	2021
Other expense (income)	$0.9	$0.5	$(3.6)	$0.8
Other expense increased $0.4 million or 80% in the three months ended July 31, 2022 compared to the same period last year primarily due to higher loss on foreign currency transactions primarily between the U.S. dollar and Mexican peso.
Other income was $3.6 million for the nine months ended July 31, 2022 compared to expense of $0.8 million in the same period last year. The change was primarily due to gains on our interest rate swaps driven by market movements in short-term interest rates, as well as lower losses on foreign currency transactions as described above.
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

	Three Months Ended July 31,		Nine Months Ended July 31,
	2022	2021	2022	2021
Provision for income taxes (in millions)	$5.4	$5.9	$3.7	$15.3
Effective tax rate	23.2%	24.3%	34.9%	35.3%
The provision for income taxes decreased $0.5 million or 8% in the three months ended July 31, 2022 compared to the same period last year primarily due to lower pre-tax income.
The provision for income taxes decreased $11.6 million or 76% in the nine months ended July 31, 2022 compared to the same period last year due to primarily due to lower pre-tax income in the current year. The effective tax rate was negatively impacted by discrete items in both years. In the current year, development-phase losses in Guatemala did not generate tax benefits, which had a disproportionate impact on our effective tax rate due to lower pre-tax income. In the prior year, we recognized expense of $5.1 million related to the remeasurement of our deferred tax liabilities in Peru due to the enactment of tax rate changes for future years.
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
Adjusted EBITDA refers to net income (loss), before interest expense, income taxes, depreciation and amortization expense, stock-based compensation expense, other income (expense), and income (loss) from equity method investees, further adjusted by asset impairment and disposals, net of insurance recoveries, farming costs for nonproductive orchards (which represents land lease costs), certain noncash and nonrecurring ERP costs, transaction costs, material legal settlements, and any special, non-recurring, or one-time items such as remeasurements or impairments, and any portion of these items attributable to the noncontrolling interest, all of which are excluded from the results the CEO reviews uses to assess segment performance and results.
Net sales

	Marketing and Distribution	International Farming	Blueberries	Total	Marketing and Distribution	International Farming	Total
	Three Months Ended July 31,
(In millions)	2022				2021
Third party sales	$308.9	$4.0	$0.3	$313.2	$239.6	$7.2	$246.8
Affiliated sales	—	60.6	—	60.6	—	58.9	58.9
Total segment sales	308.9	64.6	0.3	373.8	239.6	66.1	305.7
Intercompany eliminations	—	(60.6)	—	(60.6)	—	(58.9)	(58.9)
Total net sales	$308.9	$4.0	$0.3	$313.2	$239.6	$7.2	$246.8
	Nine Months Ended July 31,
	2022				2021
Third party sales	$794.9	$12.7	$0.3	$807.9	$641.6	$13.1	$654.7
Affiliated sales	—	62.2	—	62.2	—	61.1	61.1
Total segment sales	794.9	74.9	0.3	870.1	641.6	74.2	715.8
Intercompany eliminations	—	(62.2)	—	(62.2)	—	(61.1)	(61.1)
Total net sales	$794.9	$12.7	$0.3	$807.9	$641.6	$13.1	$654.7

Adjusted EBITDA

	Three Months Ended July 31,		Nine Months Ended July 31,
(In millions)	2022	2021	2022	2021
Marketing and Distribution adjusted EBITDA	$15.5	$13.1	$19.5	$43.0
International Farming adjusted EBITDA	16.3	17.0	11.1	15.9
Blueberries adjusted EBITDA	(0.2)	—	(0.2)	—
Total reportable segment adjusted EBITDA	31.6	30.1	30.4	58.9
Net income	17.9	18.4	6.9	28.0
Interest expense	1.5	1.0	3.5	2.7
Provision for income taxes	5.4	5.9	3.7	15.3
Depreciation and amortization(1)	7.1	6.1	17.2	13.7
Equity method income	(1.7)	(2.1)	(3.6)	(4.2)
Stock-based compensation	0.9	0.5	2.6	2.0
Legal settlement	—	—	—	0.8
Asset impairment and disposals, net of insurance recoveries	0.2	(0.2)	0.2	(0.2)
Farming costs for nonproductive orchards	0.3	—	1.1	—
ERP costs(2)	1.0	—	3.8	—
Transaction costs	—	—	0.5	—
Remeasurement gain on business combination with Moruga	(2.0)	—	(2.0)	—
Other expense (income)	0.9	0.5	(3.6)	0.8
Noncontrolling interest(3)	0.1	—	0.1	—
Total adjusted EBITDA	$31.6	$30.1	$30.4	$58.9
(1)Approximately $0.3 million of depreciation and amortization was from purchase accounting assets including property, plant and equipment step-up and an intangible asset.
(2)Includes recognition of deferred implementation costs and non-recurring post-implementation process reengineering costs.
(3)Represents net loss attributable to noncontrolling interest plus the impact of non-GAAP adjustments, allocable to the noncontrolling owner based on their percentage of ownership interest.
Marketing and Distribution
Net sales in our Marketing and Distribution segment increased $69.3 million or 29% and $153.3 million or 24% in the three and nine months ended July 31, 2022, compared to the same periods last year, respectively. The increases were due to the same drivers impacting consolidated revenue.
Segment adjusted EBITDA increased $2.4 million or 18% in the three months ended July 31, 2022 compared to the same period last year due primarily to higher per-unit gross margins, partially offset by the impact of lower avocado volume sold.
Segment adjusted EBITDA decreased $23.5 million or 55% in the nine months ended July 31, 2022 compared to the same period last year due to the impact of lower avocado volume sold, lower gross margin attributed to ERP-related issues during the first quarter of 2022, and higher selling, general and administrative expenses as described above.
International Farming
Substantially all sales of fruit from our International Farming segment are to the Marketing and Distribution segment, with the remainder of revenue largely derived from services provided to third parties and our Blueberries segment. Affiliated sales are concentrated in the second half of the fiscal year in alignment with the Peruvian avocado harvest season, which typically runs from April through August of each year. As a result, adjusted EBITDA for the International Farming segment is generally concentrated in the third and fourth quarters of the fiscal year in alignment with the timing of sales. The Company operates approximately 300 hectares of mangos in Peru that are largely in an early-stage of production. The timing of the mango harvest is concentrated in the fiscal second quarter and, as a result, mangos have a more pronounced impact on segment financial performance during this timeframe.
Total segment sales in our International Farming segment decreased $1.5 million, or 2% in the three months ended July 31, 2022 compared to the same period last year, due primarily to lower third-party service revenue. Affiliated sales were slightly higher due to increase in avocado volume harvested and sold. Segment affiliated sales reflects the consideration returned to the International Farming segment net of logistics costs, the most significant of which is ocean freight. The higher average per-unit pricing that was realized in third quarter was offset by these higher logistics costs.
Total segment sales in our International Farming segment in the nine months ended July 31, 2022 were relatively flat compared to the same period last year as higher affiliated sales avocado sales were substantially offset by lower third-party service revenue.

Segment adjusted EBITDA decreased $0.7 million or 4% in the three months ended July 31, 2022 compared to the same period last year primarily due to inflationary pressures on input costs in our farming and packing operations in Peru.
Segment adjusted EBITDA decreased $4.8 million or 30% in the nine months ended July 31, 2022 compared to the same period last year, due to the factors impacting quarter segment adjusted EBITDA noted above, as well as losses at early-stage mango farms that were mainly driven by lower than expected sales prices and higher costs associated with strategic initiatives in farming maintenance and operations that are intended to drive yield enhancements.
Blueberries
Sales in our Blueberries segment are concentrated in the first and fourth quarters of our fiscal year in alignment with the Peruvian blueberry harvest season, which typically runs from July through January.
In the three months ended July 31, 2022, net sales in our Blueberries segment were $0.3 million and segment adjusted EBITDA was $(0.2) million. As noted above, the Blueberries segment was consolidated prospectively effective May 1, 2022, therefore the activity for the three months ended July 31, 2022 is equivalent to the nine months ended July 31, 2022.

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

	Nine Months Ended July 31,
(In millions)	2022	2021
Net income	$6.9	$28.0
Depreciation and amortization	17.2	13.7
Noncash lease expense	3.9	3.0	(1)
Equity method income	(3.6)	(4.2)
Stock-based compensation	2.6	2.0
Dividends received from equity method investees	2.2	1.7
Losses (gains) on asset impairment, disposals and sales, net of insurance recoveries	0.2	0.2
Deferred income taxes	(0.7)	4.8
Remeasurement gain on business combination with Moruga	(2.0)	—
Other	(2.6)	—
Changes in working capital	(27.1)	(34.0)	(1)
Net cash (used in) provided by operating activities	$(3.0)	$15.2
(1)Prior period amounts differ from those previously reported due to the adoption of ASC 842, Leases, effective November 1, 2020, which was first presented in our annual report on Form-10K for the year ended October 31, 2021.
Net cash used in operating activities was $3.0 million for the nine months ended July 31, 2022, compared to cash provided by operating activities of $15.2 million in the respective period last year. The change reflected lower net income in fiscal 2022, partially offset by favorable change in working capital year over year. Within working capital, favorable change in grower payables were partially offset by unfavorable changes in inventory and accounts receivable. Changes in grower payables and account receivables were due to increases in per-unit fruit pricing compared to prior year. Changes in inventory were due to increases in the per-unit value of fruit on hand in North America and higher growing crop inventory in Peru, driven by inflationary pressures on farming costs and additional productive acreage, compared to last year.

Investing activities

	Nine Months Ended July 31,
(In millions)	2022	2021
Purchases of property and equipment	$(42.0)	$(61.3)
Proceeds from sale of property, plant and equipment	2.9	2.3
Insurance proceeds for the replacement of property, plant and equipment	—	0.8
Cash acquired in consolidation of Moruga	4.3	—
Investment in equity method investees	(0.4)	(0.2)
Loans to equity method investees	—	(2.0)
Loan repayments from equity method investees	1.0	1.5
Net cash used in investing activities	$(34.2)	$(58.9)
Property, plant and equipment
In the nine months ended July 31, 2022, capital expenditures were concentrated in the purchase of farmland in Peru as well as land improvements and orchard development in Peru and Guatemala.
In the nine months ended July 31, 2021, capital expenditures were concentrated in land improvements and orchard development in Peru and Guatemala, as well as finishing construction related to our new distribution and ripening facility in Laredo, Texas, which opened in May 2021.
Proceeds from the sale of property, plant and equipment in the nine months ended July 31, 2022 were for land that had been originally intended for use as our corporate headquarters. In the nine months ended July 31, 2021, proceeds from the sale of property, plant and equipment were primarily from the sale of two multi-unit housing properties in California that had been used for housing seasonal avocado labor contractors.
Equity method investees
In the nine months ended July 31, 2022 and 2021, we made capital contributions to our joint venture Copaltas, to support the purchase of additional farmland in Colombia. We also received installment payments in both years on outstanding loans made to Moruga, during the time Moruga was an equity method investee.
In the nine months ended July 31, 2022 we also made a capital contribution to Mr. Avocado to support the addition of a new distribution facility in southern China.
In the nine months ended July 31, 2021 we issued $2.0 million in loans to Copaltas to support the working capital needs of the entity and received an installment payment on our outstanding loan to Moruga, who was an equity method investee during that period.
Financing activities

	Nine Months Ended July 31,
(In millions)	2022	2021
Borrowings on revolving credit facility	$40.0	$—
Payments on revolving credit facility	(40.0)	—
Principal payments on long-term borrowings	(6.6)	(5.7)
Principal payments on finance lease obligations	(1.0)	(0.9)
Net cash used in financing activities	$(7.6)	$(6.6)
Borrowings and repayments of debt
We utilize a revolving line of credit for short-term working capital purposes. Principal payments on our term loans and other notes payable are made in accordance with debt maturity schedules.

Capital resources

(In millions)	July 31, 2022	October 31, 2021
Cash and cash equivalents	$43.8	$84.5
Working capital(1)	144.3	157.9
(1)Includes cash and cash equivalents
Capital resources include cash flows from operations, cash and cash equivalents, and debt financing.
We have a syndicated credit facility with Bank of America, N.A., comprised of two term loans and a revolving credit facility (“revolver”) that provides up to $100 million in borrowings. The credit facility also includes a swing line facility and an accordion feature which allows us to increase the borrowings by up to $125 million, with bank approval. We did not have any outstanding borrowings under the revolver as of July 31, 2022 and October 31, 2021. Interest on the revolver bears rates at a spread over LIBOR that varies with our leverage ratio. As of July 31, 2022 and October 31, 2021, interest rates on the revolver were 4.37% and 1.84%, respectively.
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
As of July 31, 2022, we were required to comply with the following financial covenants: (a) a quarterly consolidated leverage ratio of not more than 3.25 to 1.00 and (b) a quarterly consolidated fixed charge coverage ratio of not less than 1.50 to 1.00. As of July 31, 2022, our consolidated leverage ratio was 2.08 to 1.00 and our consolidated fixed charge coverage ratio was 1.94 to 1.00 and we were in compliance with all such covenants of the credit facility. The loans are secured by real property, personal property and the capital stock of our subsidiaries. We pay fees on unused commitments on the credit facility.
Material cash requirements
Capital expenditures
We have various capital projects in progress for farming expansion and facility improvements which we intend to fund through our operating cash flow as well as cash and cash equivalents on hand. For fiscal 2022, we expect capital expenditures to be lower than recent fiscal years. Cash paid for capital expenditures for the years ended October 31, 2021 and 2020, were $73.4 million and $67.3 million, respectively.
Operating leases
We are party to various operating leases for facilities, land, and equipment, for which our undiscounted cash liabilities were $107.9 million as of July 31, 2022. Of that amount, approximately $20 million was related to a 15-year lease of a distribution facility in the U.K. that began July 1, 2022. The facility is expected to expand our distribution reach within the growing U.K. market. Facility improvements will begin in the fourth quarter of fiscal 2022.
Moruga Blueberry Project
On May 1, 2022, the shareholders of Moruga approved a new capital project to farm approximately 600 additional hectares of blueberries in the Olmos region of Peru. The project is anticipated to require a total investment of approximately $50 million, funded by cash flow generated by Moruga and pro-rata shareholder contributions based on each shareholders’ respective ownership interest. The project is expected to be carried out in phases, starting mid-to-late fiscal year 2023.
Long-term Debt
As of July 31, 2022, remaining maturities on our term loans and notes were $157.7 million. See Note 6 to the consolidated financial statements for more information.

Critical accounting estimates
For a discussion of our critical accounting estimates, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Operations” in our Annual Report on Form 10-K for the year ended October 31, 2021, filed with the SEC on December 22, 2021. Except as noted below, there have been no material changes to the critical accounting estimates disclosed in such Annual Report on Form 10-K.

Business combinations
We account for business combinations under the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations, which requires an allocation of the consideration paid, if any, to the identifiable assets, intangible assets and liabilities based on the estimated fair values as of the acquisition date. Goodwill represents the excess of the sum of the fair value of our previously held equity interest and the fair value of the noncontrolling interest, over the net of the acquisition-date values of the identifiable assets and liabilities assumed. Management estimates the fair value of assets and liabilities with the assistance of a third-party specialist, using a combination of the market and income valuation methods. These valuation methods use inputs that are estimated by management, such as revenue forecasts, projected capital spend, and estimates for cost of sales. The Company may adjust the amounts recognized for a business combination within the allowable one-year measurement period after the acquisition date. Any such adjustments would generally be recorded as increases or decreases to the goodwill recognized in the transaction.
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
Changes in Internal Control Over Financial Reporting
Except as noted below, there were no other changes in our internal control over financial reporting during the quarter ended July 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
On May 1, 2022, we prospectively consolidated Moruga S.A.C., an entity for which we have a 60% equity ownership interest, into our consolidated financial statements. We are currently in the process of integrating Moruga S.A.C. into our internal control environment over financial reporting, and as a result, certain controls may be changed.
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
101
The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended July 31, 2022 formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Stockholders' Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.
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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 8, 2022.

MISSION PRODUCE, INC.

/s/ Stephen J. Barnard
Stephen J. Barnard
Chief Executive Officer

/s/ Bryan E. Giles
Bryan E. Giles
Chief Financial Officer