Form 10-K
period 2022-10-31
Mission Produce, Inc.
filed 2022-12-22
CIK 1802974

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________
FORM 10-K
_____________

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 31, 2022
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes  ☒ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒
As of April 30, 2022, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $534 million, based on the closing price of the registrant’s common stock on the Nasdaq Global Select Market of $12.72 per share.
As of December 1, 2022, the registrant had 70,669,535 shares of common stock at $0.001 par value outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Certain sections of the registrant’s definitive proxy statement for the 2023 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K are incorporated by reference into Part III of this Form 10-K.

MISSION PRODUCE, INC.
TABLE OF CONTENTS

FORM 10-K
FISCAL YEAR 2022

FORWARD LOOKING STATEMENTS
This annual report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws, including the Private Securities Litigation Reform Act of 1995, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may”, “will”, “should”, “expects”, “plans”, “anticipates”, “could”, “intends”, “target”, “projects”, “contemplates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. We believe that these factors include, but are not limited to, the following:
•Risks related to our business, including: limitations regarding the supply of avocados, either through purchasing or growing; fluctuations in the market price of avocados; increasing competition; risks associated with doing business internationally, including Mexican and Peruvian economic, political and/or societal conditions; inflationary pressures; loss of one or more of our largest customers; general economic conditions or downturns; supply chain failures or disruptions; disruption to the supply of reliable and cost-effective transportation; failure to recruit or retain employees, poor employee relations, and/or ineffective organizational structure; inherent farming risks; seasonality in operating results; failures associated with information technology infrastructure, system security and cyber risks; new and changing privacy laws and our compliance with such laws; food safety events and recalls; failure to comply with laws and regulations, including those promulgated by the USDA and FDA, health and safety laws, environmental laws, and other laws and regulations; changes to trade policy and/or export/import laws and regulations; risks from business acquisitions, if any; lack of or failure of infrastructure; material litigation or governmental inquiries/actions; failure to maintain or protect our brand; changes in tax rates or international tax legislation; and risks associated with the ongoing conflict in Russia and Ukraine.
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
•Risks related to restrictive covenants under our credit facility, which could affect our flexibility to fund ongoing operations, uses of capital and strategic initiatives, and, if we are unable to maintain compliance with such covenants, lead to significant challenges in meeting our liquidity requirements and acceleration of our debt.
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

PART I
Item 1.         Business
Overview
Mission Produce, Inc. together with its consolidated subsidiaries (“Mission Produce” or the “Company,” “Registrant,” or “Issuer,” and generally referred to as “we” or “us”), is a global leader in the avocado industry. The Company’s expertise lies in the farming, packaging, marketing and distribution of avocados to food retailers, distributors and produce wholesalers worldwide. The Company procures avocados principally from California, Mexico and Peru. Through our various operating facilities, we grow, sort, pack, bag and ripen avocados and a small amount of other fruits for distribution to domestic and international markets. We report our results of operations in three operating segments which are also reportable segments:
•Marketing and Distribution sources fruit from growers and then distributes fruit through our global distribution network;
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
•Blueberries is a farming operation that cultivates blueberry plants in Peru. The entity farms high-quality varieties of blueberries, and has plants in various stages of development, from seedling to mature.
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
We also provide value-added services including ripening, bagging, custom packaging, logistical management, and quality assurance. In addition, we provide our customers with merchandising and promotional support, insights on market trends and hands-on training to assist with their retail sales of our avocados. For example, we operate category management, merchandising and packaging programs, such as our “Avocado Intel,” “Minis,” “Emeralds in the Rough,” “Ready,” “Size Minded,” “small but mighty,” “Jumbos—more to eat, more to love” and shelf-life extension programs, to promote the sale of avocados that might otherwise be underutilized, to identify ready-to-eat and various size avocados for consumers and to increase shelf life.
Customers
We primarily market avocados to retail, wholesale and foodservice customers. We focus on delivering quality avocados on time and within customer specifications. Owning and farming our own avocado orchards also helps to mitigate potential disruptions across our third-party grower supply relationships. We forecast avocado sourcing costs for the season for our own production, which enables us to enter into fixed price contracts with customers for a season without bearing pricing risk from spot market purchases. We do not have long-term contracts with our customers and focus instead on building strong, long-term relationships based on product quality and specifications, on-time delivery and customer support and service.
Supply chain and distribution network
Our global distribution network includes twelve forward distribution centers in North America, China and Europe, equipped to offer value-added services such as ripening, bagging, custom packaging and logistical management. Our network of distribution facilities puts us in close proximity to our customers, allowing us provide fruit based on customer timing, specification, and volume needs. Within the United States, we can deliver avocados within approximately eight hours or less. Internationally, we have distribution centers and investments in other distributors in Europe and Asia to serve the growing retail demand outside of the United States.
Before being forwarded to distribution centers, avocados are sorted and packed at one of our four state-of-art packing facilities in Mexico, Peru, and California, or by co-packers in various locations. Our packing facilities are located in close proximity to growers, allowing us to control the logistics of the supply chain from tree to packing, to distribution. Transportation logistics are managed across truck, ocean, air and rail platforms, depending on origin and end markets.
Competition
We compete based on a variety of factors, including the appearance, taste, size, shelf life and overall quality of our fruit, price and distribution terms, the timeliness of our deliveries to customers and the availability of our products. The avocado and fresh produce business is highly competitive, and the effect of competition is intensified because our products are perishable. Marketing competitors include other distributors, producers, and other smaller packers and marketers. Farming competitors include other farming businesses of all sizes, from large-scale businesses and cooperatives, to individual farms.
Resources
We source avocados primarily from Mexico, Peru, and California, as well as Colombia, Guatemala, South Africa, Chile, and others. Our diverse sourcing network mitigates the impact of potential geographical or grower-specific supply disruptions and optimizes our ability to fulfill year-round global demand.
Third-party growers
We have relationships with thousands of third-party growers. Our large scale and long track record of working with growers contributes to strong existing relationships and facilitates new relationships with third-party growers. We do not have exclusive sourcing contracts with growers.
Farming
In addition to purchasing avocados from third-party growers, we have vertically integrated farming operations where we grow avocados on owned or leased land. In Peru, we own farmland with developed orchards that are in various stages of maturity. Since fiscal 2020, we have progressively planted new orchards in Guatemala on land under long-term leases, to diversify our vertical integration sourcing strategy. We also invest in a joint venture in Colombia that owns land that is under development. After planting, avocado trees begin to produce avocados in approximately three years and typically reach full production in approximately five to seven years, depending on location. We continue to innovate our farming practices to control the quality of our fruit, through various test plots, seed research, and soil analysis.
As of October 31, 2022, our approximate international avocado planted acreage, by age and rounded to the nearest hundred, was as follows:

	Avocado Acreage by Age
Country	0-3 years	4-6 years	>7 years	Total
Peru	3,100	200	6,300	9,600
Guatemala	800	—	—	800
Colombia(1)	1,400	200	—	1,600
Total	5,300	400	6,300	12,000
(1)Acreage in Colombia is farmed through a joint venture.
We are also involved in the farming of other fruits on a limited scale. We have planted mango orchards in Peru to enable us to realize synergies from labor and facility management during the avocado off-season. We have also invested in a blueberry farming joint venture, Moruga. While we do not market blueberries, our investment in Moruga further allows us to leverage labor and facility investments in Peru.
Intellectual property
We have registered or submitted registrations for certain trademarks with the United Stated Patent and Trademark Office and with the appropriate bodies in international jurisdictions, including The MISSION & TOWER DESIGN® and MISSION PRODUCE™. In addition, we have several issued patents and copyrights that are not material to our business at this time.
Seasonality
The total sales and sales price of avocados fluctuates throughout the year due to variations in supply of avocados based on geographic location. For example, in California and Peru, the harvest of avocados typically peaks between April and August. In Mexico, avocados are harvested year-round, but the harvest typically peaks between December through March. Although these geographical differences may lead to fluctuations in the purchase price of avocados, our diverse geographical avocado growth and production capabilities help us mitigate volatility in our access to supply of avocados. As a result of the volumes sourced from our farming operations in Peru, we realize a greater portion of our gross profit during the third and fourth quarters of our fiscal year.
Human Capital
As of October 31, 2022, we had approximately 3,900 employees located worldwide, of which, 2,500 were located in Peru, 600 were located in Mexico, 400 were located in the U.S., and 400 in other regions such as Guatemala, Europe, Canada and the U.K. Our headcount in Peru is inclusive of our Moruga blueberry operation. Due to the cyclical nature of avocado production, we also hire temporary and seasonal workers on our farms in Peru and packing houses in the U.S. and Mexico to meet our needs.
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
As an agricultural producer and marketer of consumable products, our operations are subject to extensive regulation by various federal government agencies, including the FDA, the USDA and the Federal Trade Commission (“FTC”), as well as state and local agencies, with respect to product attributes, packing, labeling, storage and distribution. Under various statutes and regulations, these agencies prescribe requirements and establish standards for safety, purity and labeling. In addition, advertising of our products is subject to regulation by the FTC, and our operations are subject to health and safety regulations, including those issued under the Occupational Safety and Health Act (“OSHA”). Our packing facilities and products are subject to periodic inspection by federal, state and local authorities, including the California State Department of Food and Agriculture (“CFDA”), which oversees weights & measures compliance at our California packing facilities. All of our U.S. facilities are also in compliance with the FDA’s Food Safety Modernization Act (“FSMA”). In addition, our operations in Mexico are subject to Mexican regulations and our operations in Peru are subject to Peruvian regulations.
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
In the U.S., the Hass Avocado Board was established by the USDA to promote the sale of Hass variety avocados. This board provides a basis for unified funding of promotional activities based on an assessment on all avocados sold in the U.S. marketplace. The California Avocado Commission, which receives its funding from California avocado growers, has historically shouldered the promotional and advertising costs supporting avocado sales. We believe that the incremental funding of promotional and advertising programs in the U.S. will, in the long term, positively impact average selling prices and will favorably impact our avocado businesses. Similarly, Avocados from Mexico (“AFM”) was formed in 2013 as the marketing arm of the Mexican Hass Avocados Importers Association (“MHAIA”) and the Association of Growers and Packers of Avocados From Mexico (“APEAM”). In Peru, the organization Pro Hass promotes the marketing of high-quality Hass avocados, providing support to the local industry with technical research, packaging, and production.
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
Our ability to distribute avocados is limited by our ability to acquire supply from third-party growers and to produce on our own farms. With a limited number of avocado trees on our farms and on the farms from which we purchase, our ability to obtain supply from third parties and adapt to any changes in demand of our product is constrained. If we are unable to purchase sufficient volumes from third-party growers at acceptable prices or demand for our products were to increase in the future, we would need additional production capacity, which may take time, whether by purchasing additional fruit from third-party suppliers or by waiting for our younger avocado trees to bear fruit. These purchases may expose us to increases in short-term costs and additional production may expose us to additional long-term operating costs. If supply decreases dramatically, whether as a result of damage to farms, inclement weather, drought, labor issues, or other problems, prices have and could dramatically increase and we may not be able to purchase sufficient fruit. The impact of the limited supply and increased prices could decrease our revenues or increase our costs of goods sold, which would harm our business and financial results.
Our profitability is sensitive to fluctuations in market prices of avocados which we do not control.
The pricing of avocados depends on supply, and excess supply can lead to price competition in our industry. Growing conditions in various parts of the world, particularly weather conditions such as windstorms, floods, droughts, wildfires and freezes, as well as diseases and pests, are primary factors affecting market prices because of their influence on the supply, size, and quality of product.
Pricing also depends on quality. Fresh produce is highly perishable and generally must be brought to market and sold soon after harvest. The selling price received depends on the availability and quality offered by us to customers and available in the market generally.
Pricing also depends on demand, and consumer preferences for particular food products are subject to fluctuations over time. Shifts in consumer preferences that impact demand at any given time can result from a number of factors, including dietary trends, price, attention to particular nutritional aspects, concerns regarding the health effects of particular products, attention given to product sourcing practices and general public perception of food safety risks. Consumer demand for our products also may be impacted by any public commentary that consumers may make regarding our products, as well as by changes in the level of advertising or promotional support that we employ or that are employed by relevant industry groups or third parties. If consumer preferences trend negatively with respect to avocados, our sales volumes may decline as a result.
We are subject to increasing competition that may adversely affect our operating results.
The market for avocados is highly competitive. Competition for the purchase of avocados from suppliers and the sale of avocados to distributors primarily comes from other avocado distributors. If we are unable to consistently pay growers a competitive price for their avocados, these growers may choose to have their avocados marketed by alternate distributors. If we are unable to offer attractive prices or consistent supply to retail and wholesale customers, they may choose to purchase from other companies. Such competition may adversely affect our volumes and prices, which would harm our business and results of operations.
We are subject to the risks of doing business internationally and our current international operations are subject to a number of inherent risks.
We conduct a substantial amount of business internationally, including: doing business with growers and customers who are located outside the United States; purchasing fruit from growers and packers in Mexico and other countries; owning or leasing thousands of acres of farms in other countries, operating packing facilities in Peru and Mexico, having farming joint ventures in Colombia and South

Africa, operating sales and distribution offices in China and in Europe, and selling products to foreign customers. We also continually explore sourcing, distribution and sales opportunities in additional countries. Conducting business internationally has exposed, and continues to expose, us to a variety of risks, including:
•Changes in legal or regulatory requirements affecting foreign investment, taxes, labor, imports and exports or changes in or interpretations of foreign regulations that may adversely affect our ability to sell our products, repatriate profits to the United States or operate our foreign-located facilities;
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
We have encountered many of these risks, which has affected our international expansion and operations and, consequently, could have an adverse effect on our financial condition, results of operations and cash flows.
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
The price of various products that we use in packing, shipping, or distributing avocados can significantly affect our costs. Fuel and transportation costs are a significant cost component and make up a meaningful portion of the price of much of the fruit that we purchase from growers, and such costs have recently been increasing. There can be no assurance that we will be able to, or to what extent we can, pass on to our customers the increased costs we incur in these respects.

The cost of paper is also significant to us because most of our products are packed in cardboard boxes. As the price of paper increases, our operating income will decrease if we are not able to effectively pass these price increases along to our customers.
The loss of one or more of our largest customers, or a reduction in the level of purchases made by these customers, could negatively impact our sales and profits.
Sales to our top 10 customers amounted to approximately 59% of net sales for both years ended October 31, 2022 and 2021, and approximately 64% for the year ended October 31, 2020. We expect that a significant portion of our revenues will continue to be derived from a relatively small number of customers. We believe these customers make purchase decisions based on a combination of price, product quality, consumer demand, customer service performance, desired inventory levels and other factors that may be important to them at the time the purchase decisions are made. Changes in our customers’ strategies or purchasing patterns, including a reduction or increase in the number of suppliers from which they purchase, may adversely affect our sales. Additionally, our customers may face financial or other difficulties which may impact their operations and cause them to reduce their level of purchases from us, which could adversely affect the results of operations. Customers also may respond to any price increase that we may implement by reducing their purchases from us, resulting in reduced sales of our products. If sales of our products to one or more of our largest customers are reduced, this reduction may have a material adverse effect on our business, financial condition, and results of operations. Any bankruptcy or other business disruption involving one of our significant customers also could adversely affect our results of operations.
Mexican economic, political and societal conditions may have an adverse impact on our business.
Mexico is the largest source of our supply of avocados, and our business is affected by developments in that country. Shipments from Mexico to the United States are dependent on the border remaining open to imports, which has closed from time to time. In addition, security institutions in Mexico are under significant stress as a result of organized crime and gang and drug-related violence, which also could affect avocado production and shipments. This situation creates potential risks that affect a large part of our sourcing in Mexico and would harm our operations if it impacts our facilities or personnel. In addition, Mexican growers strike from time to time to obtain higher prices for their avocados. We cannot provide any assurance that economic conditions or political developments, including any changes to economic policies or the adoption of other reforms proposed by existing or future administrations, in or affecting Mexico will not have a material adverse effect on market conditions or our business, results of operations or financial condition.
We are also subject to various legal and regulatory changes impacting labor in Mexico. In November 2020, the President of Mexico signed a reform bill on subcontracting matters to add and repeal various articles of Mexico’s Federal Labor Law, Social Security Law, Law of the National Workers’ Housing Fund Institute, Federal Fiscal Code, Income Tax Law, the Value Added Tax Law, and other laws and regulations. This Reform on Outsourcing bill was later approved and published in the Official Gazette of the Federation in April 2021. The bill, amongst other things, prohibits the subcontracting of personnel unless the subcontracted personnel provides services or executes specialized works that are not part of the corporate purpose of economic activity of the beneficiary of the services. In November 2022, the Secretary of Labor and Social Welfare set forth the criteria for subcontracting inspections and noted that cutting, harvesting or picking would be considered the predominant economic activity of companies who are engaged in the cultivation, packing, distribution, and export of fruit. Under this interpretation, we may be required to directly employ the avocado harvesting and picking crews in Mexico and may no longer be able to subcontract such personnel. We are analyzing the impact of this on our business and contemplating all avenues available to us to challenge and/or comply with the both the bill and the criteria released in November 2022 for inspections. If we are unsuccessful in our challenges, if any, or if we fail to comply with these regulations, we could be subject to fines, penalties, unfavorable tax and other positions, and/or we may have to employ a significant number of picking and harvesting personnel in Mexico, and we may not have the infrastructure in place to do so in the time period required. This and other impacts from this bill could have a material impact on our operations, business, financial performance, and profitability.
Peruvian economic and political conditions may have an adverse impact on our business.
A significant part of our farming operations are conducted in Peru. Accordingly, our business, financial condition or results of operations are affected by changes in economic or other policies of the Peruvian government or other political, regulatory or economic developments in the country. During the past several decades, Peru has had a succession of regimes with differing policies and programs. Past governments have frequently intervened in the nation’s economy and social structure, and also faced money laundering and corruption issues. Among other actions, past governments have imposed controls on prices, exchange rates and local and foreign investments, as well as limitations on imports, have restricted the ability of companies to dismiss employees and have prohibited the remittance of profits to foreign investors.
Because we have significant operations in Peru, political developments and economic conditions, including changes to economic policies or the adoption of other reforms proposed by existing or future administrations, in Peru and/or other factors could have a material adverse effect on market conditions, prices of our securities, our ability to obtain financing and our results of operations and financial condition.

Our performance may be impacted by general economic conditions or an economic downturn.
An overall decline in economic activity could adversely impact our business and financial results. Economic uncertainty, recessions, or inflationary pressures may reduce consumer spending as consumers make decisions on what to include in their food budgets. This could be caused by political unrest, wars or other conflicts, health pandemics or other matters beyond our control. This could also result in a shift in consumer preference. Shifts in consumer spending could result in increased pressure from competitors or customers that may require us to increase promotional spending or reduce the prices of some of our products and/or limit our ability to increase or maintain prices, which could lower our revenue and profitability. Instability in financial markets may impact our ability, or increase the cost, to enter into new credit agreements in the future. Additionally, it may weaken the ability of our customers, suppliers, third-party distributors, banks, insurance companies and other business partners to perform their obligations in the normal course of business, which could expose us to losses or disrupt the supply of inputs we rely upon to conduct our business. If one or more of our key business partners fail to perform as expected or contracted for any reason, our business could be negatively impacted.
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
In particular, as a result of increased shipping demand, inflationary pressures, and the COVID-19 pandemic, we have experienced increases in transportation costs, decreases in the availability of shipping, and other global supply chain complexities, including labor shortages. Such complexities have and could continue to result in delays in customer shipments which may negatively impact our ability to recover costs, retain or attract customers, and/or sell our product effectively. Significant disruptions could continue to occur and put pressure on transportation and shipping infrastructure, which could in turn cause continued increases in costs that we are unable to recover fully. The duration and magnitude of the increased transportation costs cannot be predicted at this time and there can be no assurances that such costs and/or shipping disruptions will not continue to increase.
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
We depend on our key personnel and an effective organizational structure to run our business and if we lose the services of any of these individuals, fail to attract and retain additional key personnel, or fail to optimize our organization structure, we may not be able to implement our business strategy or operate our business effectively.
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

The operation of our facilities depends on adequate and affordable supply of labor and good labor relations with our employees. Our employees are essential to our operations and our ability to farm, package and/or deliver our products. We are subject to inflationary pressures in labor as well as a tight labor market for recruitment and retention of skilled, short- and long-term labor. If we are unable to attract and retain enough skilled personnel at a reasonable cost, our results may be negatively affected.
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
Data privacy remains an evolving landscape at both the domestic and international level, with new regulations coming into effect, including, for example, the California Consumer Privacy Act of 2018 (“CCPA”) and the General Data Protection Regulation, or GDPR, and others. If our or our partners’ or service providers’ privacy or data security measures fail to comply with requirements, we may be subject to litigation, regulatory investigations, enforcement notices requiring us to change the way we use personal data and/or fines, as well as compensation claims by affected individuals, negative publicity, reputational harm and a potential loss of business and goodwill.
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
As a result of policy changes and government proposals, there may be greater restrictions and economic disincentives on international trade. The new tariffs and other changes in U.S. trade policy could trigger retaliatory actions by affected countries, and foreign governments have instituted or are considering imposing trade sanctions on U.S. goods. Such changes have the potential to adversely impact the U.S. economy or sectors thereof, our industry and the global demand for our products, and as a result, could have a negative impact on our business, financial condition and results of operations.
We are subject to health and safety laws, which may restrict our operations, result in operational delays or increase our operating costs and adversely affect our financial results of operations.
We are required to comply with health and safety laws and regulations in the United States, and in other countries where we do business and/or conduct our operations, including Peru and Mexico, and are subject to periodic inspections by the relevant governmental authorities. These laws and regulations govern, among others, health and safety workplace conditions, including high risk labor and the handling, storage and disposal of chemical and other hazardous substances. Compliance with these laws and regulations and new or existing regulations that may be applicable to us in the future could increase our operating costs and adversely affect our financial results of operations and cash flows.
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
There has been a broad range of proposed and promulgated state, national, local and international regulation aimed at reducing the effects of climate change. Such regulations apply or could apply in countries where we conduct operations or have interests or could conduct operations or have interests in the future. In the United States, there is a significant possibility that some form of regulation will be enacted at the federal level to address the effects of climate change. Such regulation could take several forms that could result in additional costs in the form of taxes, the restriction of output, investments of capital to maintain compliance with laws and regulations, or required acquisition or trading of emission allowances. Climate change regulation continues to evolve, and while it is not possible to accurately estimate either a timetable for implementation or our future compliance costs relating to implementation, such regulation could have a material effect on our business, results of operations, financial position or capital expenditures. To the extent that climate change affects our farms, including their water supply, our ability to grow crops could be harmed.
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
We are subject to extensive government regulation in the jurisdictions in which we do business. Regulations addressing, among other things, import/export restrictions, anti-bribery and corruption, and taxes, can negatively impact our financial condition, results of operation, and cash flows.
We are subject to government regulation in the United States and in the foreign jurisdictions where we conduct business. The application of laws and regulations to our business is sometimes unclear. Compliance with laws and regulations may involve significant costs or require changes in business practices that could result in reduced profitability. If there is a determination that we have failed to comply with applicable laws or regulations, we may be subject to penalties or sanctions that could adversely impact our reputation and financial results. Compliance with changes in laws or regulations can result in increased operating costs and require additional, unplanned capital expenditures. Export controls or other regulatory restrictions could prevent us from shipping our products to and from some markets or increase the cost of doing so. Changes in tax laws and regulations and international tax treaties could affect the financial results of our businesses. Increasingly aggressive enforcement of anti-bribery and anti-corruption requirements, including the U.S. Foreign Corrupt Practices Act, the United Kingdom Bribery Act and the China Anti-Unfair Competition Law, could subject us to criminal or civil sanctions if a violation is deemed to have occurred. In addition, we are subject to laws and sanctions imposed by the U.S. and other jurisdictions where we do business that may prohibit us, or certain of our affiliates, from doing business in certain countries, or restricting the kind of business that we may conduct.
Further, we cannot guarantee that our internal controls and compliance systems will always protect us from acts committed by employees, agents, business partners or that businesses that we acquire would not violate U.S. and/or non-U.S. laws, including the laws governing payments to government officials, bribery, fraud, kickbacks and false claims, pricing, sales and marketing practices, conflicts of interest, competition, export and import compliance, money laundering, and data privacy. Any such improper actions or allegations of such acts could damage our reputation and subject us to civil or criminal investigations in the U.S. and in other jurisdictions and related shareholder lawsuits, could lead to substantial civil and criminal, monetary and non-monetary penalties, and could cause us to incur significant legal and investigatory fees. In addition, the government may seek to hold us liable as a successor for violations committed by companies in which we invest or that we acquire.
Our business depends on a strong and trusted brand, and any failure to maintain, protect, and enhance our brand would have an adverse impact on our business.
Consumer and institutional recognition of the Mission Produce word and design marks and related brands and the association of these brands with our sourcing, production and distribution of fresh avocados, and mangos, are an integral part of our business. The occurrence of any events or rumors that cause consumers and/or institutions to no longer associate these brands with our products and services may materially adversely affect the value of our brand names and demand for our products and services.
In addition, certain of our registered trademarks has been opposed, and the registered or unregistered trademarks or trade names that we own or may own in the future may be challenged, infringed, declared generic, or determined to be infringing on or dilutive of other marks. We may not be able to protect our rights in these trademarks and trade names, which we need in order to build name recognition with potential customers. Moreover, third parties have and others may file for registration of trademarks similar or identical to our trademarks; if they succeed in registering or developing common law rights in such trademarks, and if we are not successful in challenging such third-party rights, we may not be able to use these trademarks to develop brand recognition of our technologies and products. Furthermore, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of our registered or unregistered trademarks or trade names. If we are unable to establish name recognition based on our trademarks and trade names, we may not be able to compete effectively, which could have a material adverse effect on our business, financial condition, and results of operations.
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
Our executive officers, directors and greater than 5% stockholders, in the aggregate, own approximately 41% of our outstanding common stock as of October 31, 2022. Furthermore, many of our current directors were appointed by our principal stockholders. As a result, such persons or their appointees to our Board of Directors, acting together, have the ability to control or significantly influence all matters submitted to our Board of Directors or stockholders for approval, including the appointment of our management, the election and removal of directors and approval of any significant transaction, as well as our management and business affairs. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation, takeover or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other stockholders.
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
The rules and regulations applicable to public companies has and will continue to substantially increase our legal and financial compliance costs and to make some activities more time consuming. If these requirements divert the attention of our management and personnel from other business concerns, they could have a material adverse effect on our business, financial condition and results of operations. The increased costs will decrease our net income or increase our net loss, and may require us to reduce costs in other areas of our business. We cannot predict or estimate the amount or timing of additional costs we may incur to respond to these requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our Board of Directors, our board committees or as executive officers.
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
Our amended and restated certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the Chancery Court of the State of Delaware (or, in the event that the Chancery Court does not have jurisdiction, the federal district court for the District of Delaware or other state courts of the State of Delaware) shall, to the fullest extent permitted by law, be the sole and exclusive forum for: (i) any derivative action, suit or proceeding brought on our behalf; (ii) any action, suit or proceeding asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or stockholders owed to us or our stockholders; (iii) any action, suit or proceeding asserting a claim against us arising pursuant to any provision of the Delaware General Corporation Law, our amended and restated certificate of incorporation or our bylaws (as either may be amended from time to time); or (iv) any action, suit or proceeding asserting a claim against us governed by the internal affairs doctrine. We believe this provision benefits us by providing increased consistency in the application of Delaware law by chancellors particularly experienced in resolving corporate disputes, efficient administration of cases on a more expedited schedule relative to other forums and protection against the burdens of multi-forum litigation.
Notwithstanding the foregoing, the exclusive forum provision does not apply to suits brought to enforce any liability or duty created by the Exchange Act, the Securities Act or any claim for which the federal courts have exclusive or concurrent jurisdiction. Our amended and restated certificate of incorporation provides that the federal district courts of the United States of America will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. If any such action is filed in a court other than a court located within the State of Delaware (a “foreign action”) in the name of any stockholder, such stockholder will be deemed to have consented to (a) the personal jurisdiction of the state and federal courts located within the State of Delaware in connection with any action brought in any such court to enforce such actions and (b) having service of process made upon such stockholder in any such action by service upon such stockholder’s counsel in the foreign action as agent for such stockholder. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act of the rules and regulations thereunder, and Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder, and notwithstanding the provisions of our certificate of incorporation and our bylaws, compliance with the federal securities laws and the rules and regulations thereunder may not be waived by our investors. The enforceability of similar choice of forum provisions in other companies’ certificates of incorporation has been challenged in legal proceedings, and it is possible that a court could find these types of provisions to be inapplicable or unenforceable.
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
The terms of our credit facility contain a number of restrictive covenants, including customary operating restrictions that limit our ability to engage in such activities as borrowing and making investments, capital expenditures and distributions on our capital stock, and engaging in mergers, acquisitions and asset sales. We are also subject to customary financial covenants, including a leverage ratio and a fixed coverage ratio. These covenants restrict the amount of our borrowings, reducing our flexibility to fund ongoing operations and strategic initiatives. These borrowing arrangements are described in more detail in “Liquidity and Capital Resources” under Part II, Item 7 and in Note 7 to the consolidated financial statements under Part II, Item 8 of this annual report. Compliance with some of these covenants is based on financial measures derived from our operating results. If economic conditions deteriorate, we may experience material adverse impacts to our business and operating results, such as through reduced customer demand and inflation. A decline in our business could make us unable to maintain compliance with these financial covenants, in which case we may be restricted in how we manage our business and deploy capital, including by limiting our ability to make acquisitions and dispositions and pay dividends. In addition, if we are unable to maintain compliance with our financial covenants or otherwise breach the covenants that we are subject to under our credit facility, our lenders could demand immediate payment of amounts outstanding and we would need to seek alternate financing sources to pay off such debts and to fund our ongoing operations. Such financing may not be available on favorable terms, if at all. In addition, our term loans are secured by real property, personal property and the capital stock of our subsidiaries. If we cannot repay all amounts that we have borrowed under our term loans, our lenders could proceed against our assets.

Item 1B.        Unresolved Staff Comments
None.

Item 2.        Properties
Our principal operating, distribution and packing facilities as of October 31, 2022 were as follows:

Location	Type	Reportable Segment	Owned or Leased
North America:
Laredo, Texas	Distribution	Marketing & Distribution	Owned
Oxnard, California	Distribution, packing	Marketing & Distribution	Owned
Swedesboro, New Jersey	Distribution	Marketing & Distribution	Leased
Portland, Oregon	Distribution	Marketing & Distribution	Leased
Atlanta, Georgia	Distribution	Marketing & Distribution	Leased
Denver, Colorado	Distribution	Marketing & Distribution	Leased
Chicago, Illinois	Distribution	Marketing & Distribution	Leased
Calgary, Alberta, Canada	Distribution	Marketing & Distribution	Leased
Dallas, Texas	Distribution	Marketing & Distribution	Leased
Toronto, Ontario, Canada	Distribution	Marketing & Distribution	Leased
Oxnard, California	Corporate headquarters	Marketing & Distribution	Leased
Other:
Breda, the Netherlands	Distribution	Marketing & Distribution	Leased
Dartford, U.K.	Distribution*	Marketing & Distribution	Leased
Virú, Peru	Packing	International Farming	Owned
Uruapan, Mexico	Packing	Marketing & Distribution	Owned
Zamora, Mexico	Packing	Marketing & Distribution	Owned
Trujillo, Peru	Administrative	International Farming	Leased
Lima, Peru	Administrative, sales	International Farming	Leased
*Indicates that the property is under construction.
We own/lease approximately 20,000 acres of land under our farming operations. Our principal farming properties as of October 31, 2022 were as follows:

Location	Type	Reportable Segment	Owned or Leased
Olmos, Peru	Land	International Farming	Owned
Virú, Peru	Land	International Farming	Owned
Santa Rosa, Guatemala	Land	International Farming	Leased
We believe that our facilities are adequate to meet our current needs, and that suitable additional alternative spaces will be available in the future on commercially reasonable terms, if required. For additional information on leased property, see Note 8 of this annual report on Form 10-K.

Item 3.        Legal Proceedings
We are from time to time involved in legal proceedings and investigations arising in the ordinary course of business, including those relating to employment matters, relationships with clients and contractors, intellectual property disputes and other business matters.
On April 23, 2020, former Mission Produce, Inc. employees filed a class action lawsuit in the Superior Court of the State of California for the County of Los Angeles against us alleging violation of certain wage and labor laws in California, including failure to pay all overtime wages, minimum wage violations, and meal and rest period violations, among others. Additionally, on June 10, 2020, former Mission Produce, Inc. employees filed a class action lawsuit in the Superior Court of the State of California for the County of Ventura against us alleging similar violations of certain wage and labor laws. The plaintiffs in both cases seek damages primarily consisting of class certification and payment of wages earned and owed, plus other consequential and special damages. While the Company believes that it did not violate any wage or labor laws, it nevertheless decided to settle these class action lawsuits. In May 2021, the plaintiffs in both class action lawsuits and the Company agreed preliminarily to a comprehensive settlement to resolve both class action cases for a total of $0.8 million, which the Company recorded as a loss contingency in selling, general and administrative expenses in the consolidated statements of income during the three months ended April 30, 2021. The parties executed a stipulation of settlement agreement on such terms in November 2021. This preliminary settlement was approved by the applicable courts in October 2022 and is subject to final approval which is currently estimated to be in the spring of 2023.
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
Holders of Common Stock
We had 19 shareholders of record of our common stock as of December 1, 2022. This number was derived from our shareholder records and does not include holders of our common stock whose shares are held in the name of various dealers, clearing agencies, banks, brokers and other fiduciaries.
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
Comparative Stock Performance Graph
The following performance graph shows a comparison from October 1, 2020 (the date our common stock commenced trading on the Nasdaq Global Market) through October 31, 2022, of the cumulative total return for our common stock, the Nasdaq Composite Total Return Index, and the Nasdaq US Smart Food & Beverage Total Return Index. The graph assumes $100 was invested on October 1, 2020 in Mission Produce common stock, or the respective indices, including reinvestment of dividends, with the associated plots indicating the relative performance as of the last day of trading prior to the fiscal year end date.

	October 1, 2020	October 29, 2021	October 31, 2022
Mission Produce, Inc.	100.0	137.6	120.6
Nasdaq Composite Total Return Index	100.0	136.8	97.0
Nasdaq US Smart Food & Beverage Total Return Index	100.0	121.2	135.1
Unregistered Sales of Equity Securities
None.
Issuer Repurchases of Equity Securities
None.

Item 6.        Reserved
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
Overview
We are a world leader in sourcing, producing and distributing fresh avocados, serving retail, wholesale and foodservice customers. We source, produce, pack and distribute avocados and a small amount of other fruits to our customers and provide value-added services including ripening, bagging, custom packaging and logistical management. In addition, we provide our customers with merchandising and promotional support, insights on market trends and training designed to increase their retail avocado sales.

Consolidation of VIE
On May 1, 2022, a reconsideration event occurred related to Moruga S.A.C., a holding company with one wholly owned subsidiary Blueberries Peru, S.A.C. (collectively referred to as “Moruga”), an entity for which we have a 60% equity ownership interest. Moruga was previously accounted for under the equity method of accounting, where investments are stated at initial cost and adjusted for subsequent additional investments and our proportionate share of earnings or losses and distributions. As a result of the reconsideration event, we concluded that Moruga is a variable interest entity (“VIE”), and that the Company is the primary beneficiary with a controlling financial interest. Based on this conclusion, Moruga was prospectively consolidated on May 1, 2022. For more details on Moruga, refer to Note 3 to the financial statements in this annual report.
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
Recent developments
Marketing and Distribution
On November 1, 2021, we implemented a new enterprise resource planning (“ERP”) system to improve operational visibility and financial reporting capabilities. During implementation, we encountered significant challenges which limited our ability to effectively manage our business operations, thereby impacting our profitability and financial results for the first quarter of 2022. Our distribution centers and packing houses experienced problems with purchasing, receiving and shipping, which resulted in a high reliance on both third-party fruit and packaged fruit that we would have otherwise sourced directly in the field and packed in our facilities. Other issues included delays in automated customer invoicing and inventory management issues. During the second quarter of 2022, these operational issues we experienced during the first quarter were largely resolved.
International Farming
As vertical integration is a key part of our sourcing strategy, we have continued to make investments in orchard development and land improvements in Peru, Guatemala and Colombia. After planting, our avocado trees begin to produce avocados in approximately three years and reach full production in approximately five to seven years, depending on location. As of October 31, 2022, we had approximately 12,000 acres planted across these locations.
During the fourth quarter of fiscal 2022, we recorded a $49.5 million noncash impairment loss in the consolidated statements of (loss) income to reduce the carrying amount of goodwill associated to our Peruvian farming reporting unit within the International Farming reportable segment. Refer to Note 4 to the consolidated financial statements in this annual report for more information.
Blueberries
As noted above, we consolidated Moruga on May 1, 2022, and in connection, announced plans for a new capital project to plant approximately 1,500 additional acres of blueberry farms in Peru. We are currently in the planning phase of this project and expect planting to commence during fiscal 2023. Our operations in Moruga enable us to utilize our existing infrastructure and workforce in Peru during the complementary periods between avocado harvest and processing seasons.

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

	Years ended October 31,
	2022		2021		2020
(In millions, except percentages)	Dollar	%	Dollar	%	Dollar	%
Net sales	$1,045.9	100.0%	$891.7	100.0%	$862.3	100.0%
Cost of sales	956.1	91.4%	767.2	86.0%	737.7	85.6%
Gross profit	89.8	8.6%	124.5	14.0%	124.6	14.4%
Selling, general and administrative expenses	77.5	7.4%	63.6	7.1%	56.2	6.5%
Goodwill impairment	49.5	4.7%	—	—%	—	—%
Operating (loss) income	(37.2)	(3.6)%	60.9	6.8%	68.4	7.9%
Interest expense	(5.5)	(0.5)%	(3.7)	(0.4)%	(6.7)	(0.8)%
Equity method income	5.1	0.5%	7.5	0.8%	4.0	0.5%
Remeasurement gain on acquisition of equity method investee	2.0	0.2%	—	—%	—	—%
Impairment on equity method investment	—	—%	—	—%	(21.2)	(2.5)%
Other income (expense), net	4.4	0.4%	1.3	0.1%	(0.7)	(0.1)%
(Loss) income before income taxes	(31.2)	(3.0)%	66.0	7.4%	43.8	5.1%
Provision for income taxes	3.7	0.4%	21.1	2.4%	15.0	1.7%
Net (loss) income	(34.9)	(3.3)%	44.9	5.0%	28.8	3.3%
Net loss attributable to noncontrolling interest	0.3	—%	—	—%	—	—%
Net (loss) income attributable to Mission Produce	$(34.6)	(3.3)%	$44.9	5.0%	$28.8	3.3%
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

	Years ended October 31,
(In millions)	2022	2021	2020
Net sales:
Marketing and Distribution	$1,016.1	$872.0	$846.9
International Farming	19.1	19.7	15.4
Blueberries	10.8	—	—
Total net sales	$1,045.9	$891.7	$862.3
Net sales increased $154.2 million or 17% in fiscal year 2022 compared to the previous year, primarily due to a 28% increase in average per-unit avocado sales prices, partially offset by decreases in avocado volume sold of 11%. Price increases were due to lower industry supply out of Mexico for much of the fiscal year, as well as inflationary pressures. Lower avocado volume sold was primarily driven by lower Mexican supply. Domestic volumes declined at a lower rate relative to export markets, demonstrating the resiliency of demand for avocados amid higher price points in the U.S. market.

Net sales increased $29.4 million or 3% in fiscal year 2021 compared to fiscal year 2020, primarily due to a 5% increase in avocado volume sold, partially offset by a 2% decrease in average per-unit avocado sales prices, both of which were driven by increased supply from Mexico and Peru. Higher volumes and lower pricing were concentrated in the first half of 2021 when Mexico was the country of origin for the majority of the fruit sold.
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
Gross profit percentage will fluctuate based upon per-unit sales price levels in relation to per-unit costs. Margin is primarily managed on a per-unit basis in our Marketing & Distribution segment, which can lead to movement in gross profit percentage when sales prices fluctuate.

	Years ended October 31,
	2022	2021	2020
Gross profit (in millions)	$89.8	$124.5	$124.6
Gross profit as a percentage of net sales	8.6%	14.0%	14.4%
Gross profit decreased $34.7 million in fiscal year 2022 compared to fiscal year 2021 to $89.8 million, and gross profit percentage decreased by 536 basis points to 8.6% of revenue. Within our Marketing and Distribution segment, the decreases were primarily driven by the impact of lower avocado volume sold, as well as temporary and unforeseen operational challenges created by the ERP implementation, which limited our ability to effectively manage our supply chain during the first quarter of 2022. Within our International Farming segment, we experienced gross profit decreases primarily due to inflationary cost pressures impacting ocean freight costs, packaging costs, and farming input costs, partially offset by increased avocado production at our farms.
Gross profit was nearly flat in fiscal year 2021 compared to fiscal year 2020 at $124.5 million, and gross profit percentage decreased by 40 basis points to 14.0% of revenue. The declines were due to lower per-unit margins related to sourcing of Californian and Mexican fruit, which were exacerbated by lower industry volumes from the California market as well as smaller fruit sizes from the Mexican market. Additionally, gross margin was impacted by incremental infrastructure costs related to our new Laredo facility within the Marketing & Distribution segment, which was still in the process of ramping up utilization. Gross margin was also negatively impacted by widespread port delays in the fourth quarter of 2021, which created quality issues related to the extended age of inventory on late-season fruit which impacted sales returns. These impacts were substantially offset by higher volume of avocados sold from Company-owned farms within our International Farming segment compared to 2020, which had lower per-unit cost than fruit purchased from third-party growers.
Selling, general and administrative expenses
Selling, general and administrative expenses primarily include the costs associated with selling, professional fees, general corporate overhead and other related administrative functions

	Years ended October 31,
(In millions)	2022	2021	2020
Selling, general and administrative expenses	$77.5	$63.6	$56.2

Selling, general and administrative expenses increased $13.9 million or 22% in fiscal year 2022 compared to fiscal year 2021 due to ERP costs in our Marketing and Distribution segment, higher employee-related costs, higher professional fees, and higher travel costs. ERP costs consisted of noncapitalizable implementation costs and nonrecurring process re-engineering costs. Employee-related costs were impacted by labor inflation and higher stock-based compensation expense. Higher professional fees were in-part due to our change in SEC filer status from an emerging growth company to a large accelerated filer on October 31, 2021. Travel costs increased as COVID-related travel restrictions eased relative to prior year. The consolidation of Moruga increased selling, general and administrative expenses by $1.7 million, which included amortization of an intangible asset recognized at acquisition.
Selling, general and administrative expenses increased $7.4 million or 13% in fiscal year 2021 compared to fiscal year 2020 due primarily to higher professional fees and higher liability insurance premiums associated with being a public company and the change in SEC filer status referenced above. Other factors included an increase in rent expense in conjunction with our move to our new corporate headquarters in February 2021, and a legal settlement contingency of $0.8 million, partially offset by a $0.9 million gain from an insurance settlement, net of asset impairment and disposals.
Goodwill impairment
A noncash impairment loss of $49.5 million was recognized in the consolidated statements of income during the fourth quarter of fiscal 2022. No goodwill impairment was recognized in fiscal years 2021 or 2020. For more information, refer to Note 4 to the consolidated financial statements.
Interest expense
Interest expense consists primarily of interest on borrowings under working capital facilities that we maintain and interest on other long-term debt used to make capital and equity investments.

	Years ended October 31,
(In millions)	2022	2021	2020
Interest expense	$5.5	$3.7	$6.7
Interest expense increased $1.8 million or 49% in fiscal year 2022 compared to fiscal year 2021 primarily due to higher interest rates, as the majority of our outstanding debt is subject to variable rates.
Interest expense decreased $3.0 million or 45% in fiscal year 2021 compared to fiscal year 2020 due to a combination of lower interest rates and lower average principal balances. A substantial portion of our debt had variable interest rates that were based on LIBOR, which declined significantly from 2020 to 2021.
Equity method income
Our material equity method investees include Henry Avocado (“HAC”), Mr. Avocado, Copaltas, and up until May 1, 2022, Moruga. On May 1, 2022, Moruga became a variable interest entity and prospectively consolidated into our financial statements.

	Years ended October 31,
(In millions)	2022	2021	2020
Equity method income	$5.1	$7.5	$4.0
Remeasurement gain on acquisition of equity method investee	2.0	—	—
Impairment on equity method investment	—	—	(21.2)
Equity method income decreased $2.4 million or 32% in fiscal year 2022 compared to fiscal year 2021, primarily due to the effect of consolidation of Moruga, partially offset by stronger operating performance from HAC.
Equity method income increased $3.5 million or 88% in fiscal year 2021 compared to fiscal year 2020, driven by higher earnings from investments in Moruga and HAC. Moruga’s earnings increased due to higher blueberry volume attributed to improved yields and better pricing returns. HAC’s earnings increased due to higher per-unit margins. The impact of COVID-19 related stay at-home orders that went into effect in March 2020 were more profound to HAC due to their heavier concentration of foodservice customers.
Other income (expense), net
Other income (expense), net consists of interest income, currency exchange gains or losses, interest rate derivative gains or losses and other miscellaneous income and expense items.

	Years ended October 31,
(In millions)	2022	2021	2020
Other income (expense), net	$4.4	$1.3	$(0.7)
Other income increased $3.1 million or 238% in fiscal year 2022 compared to the previous year, primarily due to gains on our interest rate swaps driven by market movements in short-term interest rates. The interest rate swaps are intended to hedge against variable interest rate exposure associated with our term debt facility.
Other income in fiscal year 2021 was $1.3 million, compared to other expense of $0.7 million in fiscal year 2020. The $2.0 million change was primarily due to losses on interest rate swaps in 2020, driven by market movements in short-term interest rates, partially offset by the effect of foreign currency loss in 2021 compared to gains in 2020. The significant weakening of the Mexican peso relative to the U.S. dollar and the substantial reduction in LIBOR in fiscal 2020 were correlated with the COVID-19 pandemic.
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

	Years ended October 31,
	2022	2021	2020
Provision for income taxes (in millions)	$3.7	$21.1	$15.0
Effective tax rate(1)	(12.0)%	32.0%	34.2%
(1)May not sum due to rounding.
The provision for income taxes decreased $17.4 million or 82% in fiscal year 2022 compared to fiscal year 2021. In 2022, our provision for income taxes was impacted by the $49.5 million non-deductible goodwill impairment charge, which generated a pre-tax loss. In 2021, the provision for income taxes included a $5.4 million charge from the remeasurement of our deferred tax balances in Peru due to the enactment of tax law repealing tax benefits to agribusiness entities. The new law was enacted on December 30, 2020, and will subject us to higher Peruvian corporate income tax rates than our current rate of 15% as follows: 20% for calendar years 2023 to 2024, 25% for calendar years 2025 to 2027, and 29.5% thereafter.
The provision for income taxes increased $6.1 million or 41% in fiscal year 2021 compared to fiscal year 2020, primarily due to remeasurement of our deferred tax balances in Peru due to the enactment of tax rate changes as described above. The deferred tax balances were remeasured based on the applicable tax rate in the year the deferred balances are expected to reverse, resulting in a net deferred tax liability increase of $5.4 million, which also increased income tax expense by the same amount. The effective tax rate decreased by 2.2% in fiscal year 2021 over fiscal year 2020. The decrease was primarily due to the nondeductible impairment of Moruga in fiscal year 2020, partially offset by increases in the Peruvian tax rates.
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
Adjusted EBITDA refers to net income (loss), before interest expense, income taxes, depreciation and amortization expense, stock-based compensation expense, other income (expense), and income (loss) from equity method investees, further adjusted by asset impairment and disposals, net of insurance recoveries, farming costs for nonproductive orchards (which represents land lease costs), certain noncash and nonrecurring ERP costs, transaction costs, material legal settlements, amortization of inventory adjustments recognized from business combinations, and any special, non-recurring, or one-time items such as remeasurements or impairments, and any portion of these items attributable to the noncontrolling interest, all of which are excluded from the results the CEO reviews uses to assess segment performance and results.
Net sales

	Marketing and Distribution	International Farming	Blueberries	Total	Marketing and Distribution	International Farming	Total	Marketing and Distribution	International Farming	Total
	Years ended October 31,
(In millions)	2022				2021			2020
Third party sales	$1,016.1	$19.1	$10.8	$1,045.9	$872.0	$19.7	$891.7	$846.9	$15.4	$862.3
Affiliated sales	—	95.6	—	95.6	—	84.9	84.9	—	66.4	66.4
Total segment sales	$1,016.1	$114.7	$10.8	$1,141.5	$872.0	$104.6	$976.6	$846.9	$81.8	$928.7
Intercompany eliminations	—	(95.6)	—	(95.6)	—	(84.9)	(84.9)	—	(66.4)	(66.4)
Total net sales	$1,016.1	$19.1	$10.8	$1,045.9	$872.0	$19.7	$891.7	$846.9	$15.4	$862.3
Adjusted EBITDA

	Years ended October 31,
(In millions)	2022	2021	2020
Marketing & Distribution adjusted EBITDA	$23.5	$51.4	$68.2
International Farming adjusted EBITDA	23.3	33.9	23.3
Blueberries adjusted EBITDA	0.8	—	—
Total reportable segment adjusted EBITDA	$47.6	$85.3	$91.5
Net (loss) income	(34.9)	44.9	28.8
Interest expense	5.5	3.7	6.7
Provision for income taxes	3.7	21.1	15.0
Depreciation and amortization(1)	24.8	20.4	18.1
Equity method income	(5.1)	(7.5)	(4.0)
Stock-based compensation	3.6	2.6	5.0
Other (income) expense, net	(4.4)	(1.3)	0.7
Legal settlement	—	0.8	—
Asset impairment and disposals, net of insurance recoveries	0.4	(0.2)	—
Farming costs for nonproductive orchards	1.5	0.8	—
ERP costs(2)	4.6	—	—
Amortization of inventory adjustment recognized from business combination	0.4	—	—
Goodwill impairment	49.5	—	—
Remeasurement gain on business combination with Moruga	(2.0)	—	—
Impairment on equity method investment	—	—	21.2
Transaction costs	0.6	—	—
Noncontrolling interest(3)	(0.6)	—	—
Total adjusted EBITDA	$47.6	$85.3	$91.5
(1)Includes $1.4 million of depreciation and amortization on purchase accounting assets including property, plant and equipment step-up and an intangible asset for the year ended October 31, 2022.
(2)Includes recognition of deferred implementation costs and non-recurring post-implementation process reengineering costs.
(3)Represents net loss attributable to noncontrolling interest plus the impact of non-GAAP adjustments, allocable to the noncontrolling owner based on their percentage of ownership interest.
Marketing and Distribution
Net sales in our Marketing and Distribution segment increased $144.1 million or 17% in fiscal year 2022 compared to fiscal year 2021, due to the same drivers impacting consolidated revenue.
Segment adjusted EBITDA decreased $27.9 million or 54% in fiscal year 2022 compared to fiscal year 2021 due to the impact of lower avocado volume sold, lower gross margin primarily attributed to ERP-related issues during the first quarter of 2022, and higher selling, general and administrative expense as described above.

Net sales in our Marketing and Distribution segment increased $25.1 million or 3% in fiscal year 2021 compared to fiscal year 2020, due to the same drivers impacting consolidated revenue.
Segment adjusted EBITDA decreased $16.8 million or 25% in fiscal year 2021 compared to fiscal year 2020 due to lower gross margins and higher selling, general and administrative expenses. Gross margin was impacted by tighter per-unit margins related to the sourcing of Californian and Mexican fruit, which were exacerbated by smaller industry volumes within the California market as well as smaller fruit sizes within the Mexican market. Additionally, gross margin was pressured by incremental infrastructure costs related to our new Laredo facility, which was still in the process of ramping up utilization. Selling, general and administrative expenses increased due to the same factors as described above.
International Farming
Substantially all sales of fruit from our International Farming segment are to the Marketing and Distribution segment, with the remainder of revenue largely derived from services provided to third parties and our Blueberries segment. Affiliated sales are concentrated in the second half of the fiscal year in alignment with the Peruvian avocado harvest season, which typically runs from April through August of each year. As a result, adjusted EBITDA for the International Farming segment is generally concentrated in the third and fourth quarters of the fiscal year in alignment with the timing of sales. The Company operates approximately 700 acres of mangos in Peru that are largely in an early stage of production. The timing of the mango harvest is concentrated in the fiscal second quarter and, as a result, mangos have a more pronounced impact on segment financial performance during this timeframe.
Total segment sales in our International Farming segment increased $10.1 million or 10% in fiscal year 2022 compared to fiscal year 2021, driven by increased avocado production of 15%, which increased affiliated sales.
Segment adjusted EBITDA decreased $10.6 million or 31% in fiscal year 2022 compared to fiscal year 2021, primarily due to inflationary cost pressures impacting ocean freight costs, packaging costs, and farming input costs, partially offset by increased avocado production at our farms, as well as losses at early-stage mango farms that were mainly driven by lower sales prices and production yields.
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
Blueberries
In the six months ended October 31, 2022, net sales in our Blueberries segment were $10.8 million and segment adjusted EBITDA was $0.8 million.

Liquidity and Capital Resources
Operating activities

	Years ended October 31,
(In millions)	2022	2021	2020
Net (loss) income	$(34.9)	$44.9	$28.8
Depreciation and amortization	24.8	20.4	18.1
Equity method income	(5.1)	(7.5)	(4.0)
Noncash lease expense	5.3	4.3	—
Stock-based compensation	3.6	2.6	5.0
Dividends received from equity method investees	2.2	1.7	1.7
Deferred income taxes	(0.6)	8.8	(1.0)
Goodwill impairment	49.5	—	—
Remeasurement gain on acquisition of equity method investee	(2.0)	—	—
Impairment on equity method investment	—	—	21.2
Unrealized (gains) losses on derivative financial instruments	(4.7)	(0.8)	2.8
Other	0.9	0.3	(1.6)
Change in working capital	(3.8)	(27.7)	7.9
Net cash provided by operating activities	$35.2	$47.0	$78.9
Net cash provided by operating activities decreased $11.8 million for fiscal year 2022 compared to fiscal year 2021, reflecting our net loss in the current year compared to net income in the prior year, partially offset by improvements in working capital. Working capital was primarily impacted by favorable movement in accounts receivable, partially offset by unfavorable movement in inventory. Accounts receivable as of October 31, 2022 was lower compared to prior year, as a result of per-unit sales prices trending lower during the fourth quarter. Changes in inventory were primarily driven by the consolidation of Moruga and its respective inventory.
Net cash provided by operating activities decreased $31.9 million for fiscal year 2021 compared to fiscal year 2020, reflecting unfavorable net change in working capital. Within working capital, unfavorable changes in accounts receivable and inventory, were partially offset by favorable changes in grower payables. Accounts receivable increases were due to rising per-unit sales prices during the year. Changes in inventory were driven by a combination of higher farm related inventory in Peru, as well as higher per-unit cost of Mexican fruit on-hand compared to 2020. The increases in farm related inventory were due primarily to growth in productive acreage and higher on-hand quantities of fruit at the end of 2021 due to the extension of the harvest season combined with port delays. Favorable changes in grower payables were correlated with the pricing increases experienced with Mexican inventory.
Investing activities

	Years ended October 31,
(In millions)	2022	2021	2020
Purchases of property and equipment	$(61.2)	$(73.4)	$(67.3)
Proceeds from sale of property, plant and equipment	3.0	2.4	3.0
Insurance proceeds for the replacement of property, plant and equipment	—	1.1	—
Cash acquired in consolidation of Moruga	4.3	—	—
Investment in equity method investees	(0.4)	(0.2)	(3.4)
Loans to equity method investees	—	(2.0)	—
Loan repayments from equity method investees	3.0	1.5	—
Other	(0.1)	0.3	—
Net cash used in investing activities	$(51.4)	$(70.3)	$(67.7)
Property, plant and equipment
In fiscal year 2022, capital expenditures were concentrated in the purchase of farmland in Peru as well as land improvements and orchard development of avocados in Guatemala and both avocados and blueberries in Peru. Proceeds from the sale of property, plant and equipment were primarily from land that had been originally intended for use as our corporate headquarters.

In fiscal year 2021, capital expenditures were primarily for the construction of the Laredo facility, which was completed in mid-fiscal 2021, and land improvements and orchard development in Peru and Guatemala. Proceeds from the sale of property, plant and equipment were primarily from the sale of multi-unit housing properties in California that had been used for housing seasonal avocado labor contractors. We also received insurance proceeds for property, plant and equipment damage sustained in our Dallas facility from a cold weather storm, which were subsequently invested in the rebuilding of the equipment.
Equity method investees
Capital contributions were made to our joint venture, Copaltas, in both fiscal years 2022 and 2021 to support the purchase of additional farmland in Colombia. We also made a capital contribution to Mr. Avocado in fiscal year 2022 to support the addition of a new distribution facility in southern China.
In fiscal year 2021, we issued $2.0 million in loans to Copaltas to support the working capital needs of the entity, which was repaid in fiscal year 2022. In addition, loan repayments from Moruga were $1.5 million during fiscal year 2021.
Financing activities

	Years ended October 31,
(In millions)	2022	2021	2020
Borrowings on revolving credit facility	$80.0	$—	$14.0
Payments on revolving credit facility	(40.0)	—	(14.0)
Short-term borrowings	2.5	—	—
Principal payments on long-term debt obligations	(63.3)	(10.5)	(6.3)
Principal payments on finance lease obligations	(1.2)	(1.2)	(0.9)
Payments for long-term supplier financing	—	—	(5.8)
Exercise of stock options	0.1	0.2	—
Repayment of stock option notes receivable	—	0.1	0.1
Payment of debt issuance or extinguishment fees	(0.8)	(0.1)	(0.2)
Purchase and retirement of stock	—	—	(1.9)
Proceeds from issuance of common stock in public offering, net of issuance costs	—	—	78.1
Dividends paid	—	—	(13.0)
Contributions from noncontrolling interest holders	0.9	—	—
Net cash (used in) provided by financing activities	$(21.8)	$(11.5)	$50.1

Borrowings and repayments of debt
We utilize a revolving line of credit for short-term working capital purposes. Principal payments on our term loans and other notes payable are made in accordance with debt maturity schedules. Our financing cash flow for fiscal year 2022 reflects the modification of principal amounts on our term-loans and increased borrowing capacity on our revolver (refer to the Capital Resources section below for more information).
During the year ended October 31, 2021, we repaid outstanding principal of $3.0 million on a note payable earlier than its scheduled maturity.
Shareholders’ equity

No dividends were paid in fiscal years 2022 and 2021. We paid dividends of $0.21 per share in fiscal year 2020.
Capital resources

	October 31,
(In millions)	2022	2021
Cash and cash equivalents	$52.8	$84.5
Working capital(1)	126.4	157.9
(1)Includes cash and cash equivalents

Capital resources include cash flows from operations, cash and cash equivalents, and debt financing.
In October 2022, we entered into a third amendment to our syndicated credit facility with Bank of America (the “credit facility”) Merrill Lynch, originally dated October 2018, as amended in September 2020 and April 2022. Among other things, the third amendment changed the total borrowing capacity from $275 million to $250 million. The credit facility is comprised of two senior term loans totaling $100 million, compared to $175 million before the third amendment and a revolving credit agreement now providing up to $150 million in borrowings compared to $100 million before the third amendment. The loans are secured by real property, personal property and the capital stock of the Company’s subsidiaries. Borrowings under the credit facility bear interest at a spread over SOFR ranging from 1.5% to 2.5% depending on the Company’s consolidated total net leverage ratio, compared to a spread over LIBOR, ranging from 1.50% to 2.75%, prior to the third amendment.
As of October 31, 2022, we were required to comply with the following financial covenants: (a) a quarterly consolidated leverage ratio of not more than 3.5 to 1.00 and (b) a quarterly consolidated fixed charge coverage ratio of not less than 1.25 to 1.00. As of October 31, 2022, our consolidated leverage ratio was 2.17 to 1.00 and our consolidated fixed charge coverage ratio was 1.71 to 1.00 and we were in compliance with all such covenants of the credit facility. We pay fees on unused commitments on the credit facility.
Certain of our consolidated subsidiaries may also enter into short-term bank borrowings from time to time.
Material cash requirements
Capital expenditures
We have various capital projects in progress for farming expansion and facility improvements which we intend to fund through our operating cash flow as well as cash and cash equivalents on hand. For fiscal 2023, we expect capital expenditures excluding the Moruga Blueberry Project (described below) to be lower than fiscal 2022. Cash paid for capital expenditures for the year ended October 31, 2022 was $61.2 million.
Moruga Blueberry Project
On May 1, 2022, the shareholders of Moruga approved a new capital project to farm approximately 1,500 additional acres of blueberries in the Olmos region of Peru. The project is anticipated to require a total investment of approximately $50 million, the majority of which will be funded by cash flow generated by Moruga and supplemented by pro-rata shareholder contributions based on each shareholders’ respective ownership interest. The project is expected to be carried out in phases, commencing in fiscal year 2023. For fiscal 2023, we expect capital expenditures related to the project to be approximately $20 to $25 million, depending on timing and other factors.
Leases
We are party to various leases for facilities, land, and equipment, for which our undiscounted cash liabilities were $105.3 million as of October 31, 2022. Of that amount, approximately $20 million was related to a 15-year lease of a distribution facility in the U.K. that began July 1, 2022. The facility is expected to expand our distribution reach within the growing U.K. market. Facility improvements began in the fourth quarter of fiscal 2022. In November 2022, subsequent to our fiscal 2022 year end, Moruga entered into a 25-year land lease agreement as part of the new project. Undiscounted lease payments associated with the lease agreement are approximately $60 million.
Long-term Debt
As of October 31, 2022, the aggregate principal amount outstanding on our term loans and notes was $141.0 million. See Note 7 to the consolidated financial statements for more information.

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

Business combinations. We account for business combinations under the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations, which requires an allocation of the consideration paid, if any, to the identifiable assets, intangible assets and liabilities based on the estimated fair values as of the acquisition date. Goodwill represents the excess of the sum of the fair value of our previously held equity interest and the fair value of the noncontrolling interest, over the net of the acquisition-date values of the identifiable assets and liabilities assumed. Management estimates the fair value of assets and liabilities with the assistance of a third-party specialist, using a combination of the market and income valuation methods. These valuation methods use inputs that are estimated by management, such as revenue forecasts, projected capital spend and estimates for cost of sales. The Company may adjust the amounts recognized for a business combination within the allowable one-year measurement period after the acquisition date. Any such adjustments would generally be recorded as increases or decreases to the goodwill recognized in the transaction.
Goodwill. Our goodwill represents the excess of the purchase price of business combinations over the fair value of the net assets acquired. Goodwill impairment testing requires significant judgment and management estimates, including, but not limited to, the determination of (i) the number of reporting units, (ii) the goodwill and other assets and liabilities to be allocated to the reporting units and (iii) the fair values of the reporting units. The estimates and assumptions described above, along with other factors such as discount rates, will significantly affect the outcome of the impairment tests and the amounts of any resulting impairment losses. We perform a qualitative assessment of goodwill for impairment on an annual basis during the fourth quarter of each year, and between annual tests whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If qualitative factors were to indicate that it is more-likely-than-not that the fair value of the reporting unit is less than its carrying value, we would then perform a quantitative assessment, which would consist primarily of a discounted cash flow (“DCF”) analysis and guideline publicly-traded companies (“GPC”) analysis to determine the fair value of the reporting unit. To the extent the carrying amount of the reporting unit exceeds its fair value, we recognize an impairment of goodwill for the excess up to the amount of goodwill of that reporting unit.
During the fourth quarter of fiscal 2022, we performed our annual goodwill impairment test on our Peruvian farming reporting unit within the International Farming segment and determined that the qualitative factors indicated that it was more-likely-than-not that the fair value of the reporting unit was less than its carrying value. As a result, with the assistance of a third-party specialist, we performed a quantitative assessment of the fair value of the reporting unit using the DCF and GPC methods described in Notes 3 and 4 to the consolidated financial statements, resulting in an impairment charge of $49.5 million. The significant assumptions used in determining the fair values of the reporting unit have been described in Note 4. To the extent that BEV to EBITDA multiples in the future decrease, the discount rate used in determining the present value of our cash flows increases, or if the Company does not meet its cash flow projections for the reporting unit, additional impairment charges may be recorded in the future.
Investments. We maintain investments in other fruit growers, packers and distributors. These investments are accounted for under the equity method of accounting when we have the ability to exercise significant influence, but not control, over the investee. Significant influence generally exists when we have an ownership interest representing between 20% and 50% of the voting stock of the investee. Under the equity method of accounting, investments are stated at initial cost and are adjusted for subsequent additional investments and our proportionate share of earnings or losses and distributions. We review our investments for other-than temporary-impairment (“OTTI”) on a quarterly basis, or earlier if indicators of impairment arise. If an impairment of an equity method investment is determined to be other than temporary, we would record OTTI sufficient to reduce the investment’s carrying value to its fair value, which results in a new cost basis in the investment. The primary factors we consider in our determination of whether declines in fair value are other-than-temporary are the length of time that the fair value of the investment is below our carrying value; the severity of the decline; and the financial condition, operating performance and near-term prospects of the investee. In addition, we consider the reason for the decline in fair value, be it general market conditions, industry specific or investee specific; and our intent and ability to hold the investment for a period of time sufficient to allow for a recovery in fair value. As our assessment of the fair value of our investments and any resulting impairment losses and the timing of when to recognize such charges requires judgment and includes estimates and assumptions, actual results could differ materially from our estimates and assumptions.
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
Off-Balance Sheet Arrangements
During the periods presented we did not have, nor do we currently have, any off-balance sheet arrangements as defined under SEC rules, except as follows:
The Company may issue standby letters of credit through banking institutions. As of October 31, 2022, total letters of credit outstanding were $0.7 million.

Item 7A.        Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
Borrowings under our credit facility bear variable interest rates, based on SOFR, plus spreads that vary with the Company’s leverage ratio. In October 2022, we amended the credit facility reducing the principal value of our term loans to $100 million. To reduce interest rate risk, we have interest rate swaps with a total notional amount of $100 million to hedge changes in the variable rates applicable to our term loan principal. The interest rate swaps carry fixed LIBOR rates ranging from 1.75% to 2.57%. A 10% increase or decrease in the interest rate on our long-term debt would not have a material effect on our financial position, results of operations, or cash flows.
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
Effects of Inflation
Inflation generally affects us by increasing our cost of labor, materials, transportation, and general overhead costs. We cannot reasonably estimate our ability to successfully recover any impact of inflation through price increases in the future.

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
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost‑benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of October 31, 2022.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of October 31, 2022. The business combination and consolidation of our equity ownership interest in Moruga S.A.C. (“Moruga”) on May 1, 2022 was excluded from the assessment of internal control over financial reporting as of October 31, 2022, under allowable exclusions.
The effectiveness of our internal control over financial reporting as of October 31, 2022 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in its report which is included below.
Attestation Report of the Registered Public Accounting Firm
The attestation report of the independent registered public accounting firm, Deloitte & Touche LLP, on the Company’s internal control over financial reporting is included below under the heading “Report of Independent Registered Public Accounting Firm.”
Changes in Internal Control Over Financial Reporting
Other than described below, there have been no changes in our internal control over financial reporting during the year ended October 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
On May 1, 2022, we prospectively consolidated Moruga, an entity for which we have a 60% equity ownership interest, into our consolidated financial statements. We are currently in the process of integrating Moruga into our internal control environment over financial reporting, and as a result, certain controls may be changed.
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

Item 9B.        Other Information
None.

Item 9C.        Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

PART III
Item 10.        Directors, Executive Officers and Corporate Governance
The information required by this item will be contained in our definitive proxy statement to be filed with the SEC in connection with our 2023 Annual Meeting of Stockholders, or the Definitive Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended October 31, 2022, under the headings “Election of Directors,” “Executive Officers,” and “Delinquent Section 16(a) Reports,” and is incorporated herein by reference.
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

Item 14.        Principal Accountant Fees and Services
The information required by this item will be set forth in the section headed “Fees Billed by Deloitte for 2022 and 2021” in our Definitive Proxy Statement and is incorporated herein by reference.

PART IV- OTHER INFORMATION
Item 15.        Exhibit and Financial Statement Schedules
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
C.Exhibits
The documents set forth are filed herewith or incorporated herein by reference.
INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Date	Number	Filed Herewith
3.1#	Amended and Restated Certificate of Incorporation	8-K	10/7/2020	3.1
3.2#	Amended and Restated Bylaws	8-K	10/7/2020	3.2
4.1#	Form of Common Stock Certificate	S-1/A	9/22/2020	4.1
4.2#	Description of Capital Stock	10-K	12/22/2021	4.2
10.1#+	Mission Produce, Inc. Amended and Restated 2003 Stock Incentive Plan	S-1/A	9/22/2020	10.1
10.2#+	Form of Stock Option Agreement pursuant to the Mission Produce, Inc. Amended and Restated 2003 Stock Incentive Plan	S-8	10/5/2020	10.2
10.3#+	Mission Produce, Inc. 2020 Incentive Award Plan	S-1	9/4/2020	10.3
10.5#+	Form of Stock Option Agreement pursuant to the Mission Produce, Inc. 2020 Incentive Award Plan	S-1	9/4/2020	10.5
10.6#+	Form of RSU Agreement pursuant to the Mission Produce, Inc. 2020 Incentive Award Plan	S-1	9/4/2020	10.6
10.7#+	Form of Indemnification Agreement between Mission Produce, Inc. and certain of its directors and officers	S-1	9/4/2020	10.7
10.8#	Credit Agreement, dated as of October 11, 2018, by and among Mission Produce, Inc., as Borrower, certain subsidiaries of the Borrower party thereto as guarantors, Bank of America, N.A. as administrative agent, Swingline Lender and L/C Issuer, Farm Credit West, PCA as Syndication Agent, City National Bank and J.P. Morgan Chase Bank, N.A. as co-documentation agents, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Farm Credit West, PCA as joint lead arrangers and joint bookrunners, and other lenders party thereto	S-1	9/4/2020	10.8
10.9#	First Amendment to Credit Agreement and Consent, dated September 18, 2020, by and among Mission Produce, Inc., as Borrower, certain subsidiaries of the Borrower party thereto as guarantors, Bank of America, N.A. as administrative agent, Swingline Lender and L/C Issuer, Farm Credit West, PCA as Syndication Agent, City National Bank and J.P. Morgan Chase Bank, N.A. as co-documentation agents, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Farm Credit West, PCA as joint lead arrangers and joint bookrunners, and other lenders party thereto	S-1/A	9/22/2020	10.9
10.10#	Form of Amended and Restated Stockholder Agreement, by and among Mission Produce, Inc. and the stockholder party thereto	S-1/A	9/22/2020	10.10
10.11#	Corporate Headquarters Lease Agreement	10-K	1/19/2021	10.11
10.13#+	Mission Produce Deferred Compensation Plan	10-K	12/22/2021	10.13
10.14#+	Director Equity Deferral Plan	10-K	12/22/2021	10.14
10.15+	Form of Performance Stock Unit Agreement pursuant to the Mission Produce, Inc. 2020 Incentive Award Plan				X

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Date	Number	Filed Herewith
10.16#+	Offer letter dated March 8, 2021 to Joanne Wu	10-K	12/22/2021	10.16
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
		8-K	4/26/2022	10.17
10.18+#	Amended and Restated Non-Employee Director Compensation Program	10-Q	6/8/2022	10.18
10.19+#	Offer letter dated April 26, 2022 to Tim Bulow	10-Q	6/8/2022	10.19
10.20#	Third Amendment to the Credit Agreement, dated as of October 11, 2018, as amended on September 18, 2020 and April 26, 2022, by and among Mission Produce, Inc., as Borrower, certain subsidiaries of the Borrower party thereto as guarantors, Bank of America, N.A. as administrative agent, Swingline Lender and L/C Issuer, Farm Credit West, PCA as Syndication Agent, City National Bank, Citibank, N.A., and J.P. Morgan Chase Bank, N.A. as co-documentation agents, BofA Securities, Inc. and Farm Credit West, PCA as joint lead arrangers and joint bookrunners, and other lenders party thereto	8-K	10/21/2022	10.20
10.21+#	Employee Equity Deferral Plan				X
21.1#	List of Subsidiaries of Registrant				X
23.1	Consent of Deloitte & Touche LLP				X
24.1#	Power of Attorney	10-K	1/19/2021	24.1
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101
The following financial statements from the Company's Annual Report on Form 10-K for the year ended October 31, 2022 formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of (Loss) Income, (iii) Consolidated Statements of Comprehensive (Loss) Income, (iv) Consolidated Statements of Changes in Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.
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

Item 16.        Form 10-K Summary
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 22, 2022.

MISSION PRODUCE, INC.

/s/ Stephen J. Barnard
Stephen J. Barnard
Chief Executive Officer and Director

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
Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below on December 22, 2022, by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title

/s/ Stephen J. Barnard
Stephen J. Barnard	Chief Executive Officer and Director (Principal Executive Officer)

/s/ Bryan E. Giles
Bryan E. Giles	Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Stephen A. Beebe
Steve A. Beebe	Director

/s/ Stephen W. Bershad
Stephen W. Bershad	Director

/s/ Luis A. Gonzalez
Luis A. Gonzalez	Director

/s/ Bonnie C. Lind
Bonnie C. Lind	Director

/s/ Jay A. Pack
Jay A. Pack	Director

/s/ Bruce C. Taylor
Bruce C. Taylor	Director

/s/ Linda B. Segre
Linda B. Segre	Director

/s/ Shaunte Mears-Watkins
Shaunte Mears-Watkins	Director

MISSION PRODUCE, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Mission Produce, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Mission Produce, Inc and subsidiaries (the “Company”) as of October 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended October 31, 2022, of the Company and our report dated December 22, 2022, expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company’s adoption new accounting standards.
As described in Management’s Annual Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Moruga S.A.C., which was acquired on May 1, 2022, and whose financial statements constitute 10% of total assets and 1% of revenues of the consolidated financial statement amounts as of and for the year ended October 31, 2022. Accordingly, our audit did not include the internal control over financial reporting at Moruga S.A.C.
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
December 22, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Mission Produce, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Mission Produce, Inc. and subsidiaries (the "Company") as of October 31, 2022 and 2021, the related consolidated statements of (loss) income, comprehensive (loss) income, changes in equity, and cash flows, for each of the three years in the period ended October 31, 2022, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of October 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended October 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of October 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 22, 2022, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Goodwill – Peruvian Farming Reporting Unit— Refer to Note 2 and Note 4 to the financial statements
Critical Audit Matter Description
The Company’s goodwill is tested annually for impairment during the fourth quarter of each year, and more frequently if events and circumstances indicate that the assets might be impaired. The Company’s evaluation of goodwill for impairment involves the comparison of the fair value of each reporting unit to its carrying value.
The Company determines the fair value of its reporting units based upon the discounted cash flow method and the guideline publicly-traded companies method based on marketplace multiples to determine the fair value of its reporting units when it is more-likely-than-not that the fair value of a reporting unit is less than its carrying balance. The fair value determination using the discounted cash flow method requires management to make significant estimates and assumptions related to forecasts of future revenues and earnings before interest, taxes, depreciation, and amortization (EBITDA), gross margins, and the discount rate. The determination of the fair value using the public company guideline method requires management to make significant assumptions related to marketplace EBITDA multiples from within a peer public company group. The goodwill balance was $88.9 million as of July 31, 2022, of which $76.4 million was allocated to the Peruvian farming reporting unit within International Farming segment. The fair value of the Peruvian farming reporting unit was lower than its carrying value as of the measurement date, and as a result, management recorded a $49.5 million impairment charge related to the reporting unit goodwill.

Given the significant judgments made by management to estimate the fair value of Peruvian farming reporting unit, performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to forecasts of future revenues and EBITDA, as well as selection of the discount rate and selection of multiples applied to management's forecasted revenues and EBITDA estimates for the reporting unit, required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the forecasts of future revenues and EBITDA ("forecasts"), and the selection of the discount rate and selection of multiples applied to management's forecasted revenues and EBITDA estimates ("market multiples") for this reporting unit included the following, among others:
•We tested the effectiveness of controls over management's goodwill impairment evaluation, including those over the determination of the fair value of the Peruvian farming reporting unit, such as controls related to management's forecasts and the selection of the discount rate and market multiples used.
•We evaluated management’s ability to accurately forecast by comparing actual results to management’s historical forecasts.
•We evaluated the reasonableness of management's forecasts by comparing the forecasts to (1) historical results, (2) internal communications to management, 3) inquiry with non-management personnel and (4) forecasted information included in industry reports that the reporting unit operates within.
•With the assistance of our fair value specialists, we evaluated (1) the valuation methodologies used, (2) the marketplace multiples selected by management, and (3) the discount rate, used in determining the present value of the expected cash flows by developing a range of independent estimates and comparing those to the rate selected by management.
•We considered the impact of changes in the industry on management's forecasts.

/s/ Deloitte & Touche LLP

Los Angeles, California
December 22, 2022
We have served as the Company's auditor since 2019.

MISSION PRODUCE, INC.
CONSOLIDATED BALANCE SHEETS

	October 31,
(In millions, except for shares)	2022	2021
Assets
Current Assets:
Cash and cash equivalents	$52.8	$84.5
Restricted cash	1.1	6.1
Accounts receivable
Trade, net of allowances of $0.3 and $0.2, respectively	62.9	73.8
Grower and fruit advances	1.8	0.6
Other	17.3	12.3
Inventory	73.1	48.2
Prepaid expenses and other current assets	11.1	11.6
Loans to equity method investees	—	3.3
Income taxes receivable	8.0	6.7
Total current assets	228.1	247.1
Property, plant and equipment, net	489.7	424.2
Operating lease right-of-use assets	65.4	43.9
Equity method investees	27.1	52.7
Loans to equity method investees	—	1.8
Deferred income tax assets, net	8.1	7.6
Goodwill	39.4	76.4
Intangible asset, net	2.0	—
Other assets	19.7	19.8
Total assets	$879.5	$873.5

Liabilities and Equity
Liabilities
Accounts payable	$34.4	$22.8
Accrued expenses	30.1	28.8
Income taxes payable	1.0	1.9
Grower payables	24.3	22.2
Short-term borrowings	2.5	—
Long-term debt—current portion	3.5	8.8
Operating leases—current portion	4.7	3.6
Finance leases—current portion	1.2	1.1
Total current liabilities	101.7	89.2
Long-term debt, net of current portion	136.9	155.1
Operating leases, net of current portion	63.9	42.5
Finance leases, net of current portion	1.4	2.2
Income taxes payable	3.1	3.5
Deferred income tax liabilities, net	29.4	26.8
Other long-term liabilities	20.2	20.0
Total liabilities	356.6	339.3
Commitments and contingencies (Note 9)
Shareholders’ Equity
Common stock ($0.001 par value, 1,000,000,000 shares authorized; 70,669,535 and 70,631,525 shares issued and outstanding as of October 31, 2022 and 2021, respectively)	0.1	0.1
Additional paid-in capital	229.3	225.6
Accumulated other comprehensive loss	(1.7)	(0.5)
Retained earnings	274.4	309.0
Mission Produce shareholders' equity	502.1	534.2
Noncontrolling interest	20.8	—
Total equity	522.9	534.2
Total liabilities and equity	$879.5	$873.5
See accompanying notes to consolidated financial statements.

MISSION PRODUCE, INC.
CONSOLIDATED STATEMENTS OF (LOSS) INCOME

	Years ended October 31,
(In millions, except for per share amounts)	2022	2021	2020
Net sales	$1,045.9	$891.7	$862.3
Cost of sales	956.1	767.2	737.7
Gross profit	89.8	124.5	124.6
Selling, general and administrative expenses	77.5	63.6	56.2
Goodwill impairment	49.5	—	—
Operating (loss) income	(37.2)	60.9	68.4
Interest expense	(5.5)	(3.7)	(6.7)
Equity method income	5.1	7.5	4.0
Remeasurement gain on acquisition of equity method investee	2.0	—	—
Impairment on equity method investment	—	—	(21.2)
Other income (expense), net	4.4	1.3	(0.7)
(Loss) income before income taxes	(31.2)	66.0	43.8
Provision for income taxes	3.7	21.1	15.0
Net (loss) income	$(34.9)	$44.9	$28.8
Net loss attributable to noncontrolling interest	0.3	—	—
Net (loss) income attributable to Mission Produce	$(34.6)	$44.9	$28.8

Net (loss) income per share attributable to Mission Produce:
Basic	$(0.49)	$0.64	$0.45
Diluted	$(0.49)	$0.63	$0.45
See accompanying notes to consolidated financial statements.

MISSION PRODUCE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	Years ended October 31,
(In millions)	2022	2021	2020
Net (loss) income	$(34.9)	$44.9	$28.8
Other comprehensive (loss) income, net of tax
Foreign currency translation adjustments	(1.2)	—	(0.5)
Comprehensive (loss) income	(36.1)	44.9	28.3
Comprehensive loss attributable to noncontrolling interest	0.3	—	—
Comprehensive (loss) income attributable to Mission Produce	$(35.8)	$44.9	$28.3
See accompanying notes to consolidated financial statements.

MISSION PRODUCE, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In millions, except for shares)	Common stock		Additional paid-in capital	Notes receivable from shareholders	Accumulated other comprehensive loss	Retained earnings	Noncontrolling interest	Total equity
	Shares	Amount
Balance at October 31, 2019	63,386,251	$0.1	$139.7	$(0.1)	$—	$239.3	$—	$379.0
Dividends declared ($0.21 per share)	—	—	—	—	—	(13.0)	—	(13.0)
Issuance of common stock in public offering, net of issuance costs	7,450,000	—	78.1	—	—	—	—	78.1
Issuance of common stock	7,921	—	0.1	—	—	—	—	0.1
Stock-based compensation	—	—	4.6	—	—	—	—	4.6
Reclassification of liability-based awards	—	—	0.3	—	—	—	—	0.3
Exercise of stock options	17,000	—	—	—	—	—	—	—
Purchase and retirement of stock	(310,250)	—	—	—	—	(3.9)	—	(3.9)
Net income	—	—	—	—	—	28.8	—	28.8
Other comprehensive loss	—	—	—	—	(0.5)	—	—	(0.5)
Balance at October 31, 2020	70,550,922	$0.1	$222.8	$(0.1)	$(0.5)	$251.2	$—	$473.5
Exercise of stock options	22,272	—	0.2	—	—	—	—	0.2
Issuance of common stock for equity awards	58,331	—	—	—	—	—	—	—
Stock-based compensation	—	—	2.6	—	—	—	—	2.6
Repayment of stock option notes receivable	—	—	—	0.1	—	—	—	0.1
Net income	—	—	—	—	—	44.9	—	44.9
Cumulative effect of change in tax accounting principle(1)	—	—	—	—	—	12.9	—	12.9
Balance at October 31, 2021	70,631,525	$0.1	$225.6	$—	$(0.5)	$309.0	$—	$534.2
Stock-based compensation	—	—	3.6	—	—	—	—	3.6
Issuance of common stock for equity awards	38,010	—	0.1	—	—	—	—	0.1
Net (loss) income	—	—	—	—	—	(34.6)	(0.3)	(34.9)
Acquired noncontrolling interest	—	—	—	—	—	—	20.2	20.2
Contributions from noncontrolling interest holders	—	—	—	—	—	—	0.9	0.9
Other comprehensive loss	—	—	—	—	(1.2)	—	—	(1.2)
Balance at October 31, 2022	70,669,535	$0.1	$229.3	$—	$(1.7)	$274.4	$20.8	$522.9
(1)Related to the adoption of income tax guidance ASU 2019-12, wherein we derecognized a deferred tax liability against retained earnings.

See accompanying notes to consolidated financial statements.

MISSION PRODUCE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended October 31,
(In millions)	2022	2021	2020
Operating Activities
Net (loss) income	$(34.9)	$44.9	$28.8
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Provision for losses on accounts receivable	0.1	—	0.2
Depreciation and amortization	24.8	20.4	18.1
Amortization of debt issuance costs	0.3	0.3	0.3
Equity method income	(5.1)	(7.5)	(4.0)
Noncash lease expense	5.3	4.3	—
Stock-based compensation	3.6	2.6	5.0
Dividends received from equity method investees	2.2	1.7	1.7
Losses (gains) on asset impairment, disposals and sales, net of insurance recoveries	0.4	0.1	0.5
Deferred income taxes	(0.6)	8.8	(1.0)
Goodwill impairment	49.5	—	—
Remeasurement gain on acquisition of equity method investee	(2.0)	—	—
Impairment on equity method investment	—	—	21.2
Unrealized (gains) losses on derivative financial instruments	(4.7)	(0.8)	2.8
Other	0.1	(0.1)	(2.6)
Effect on cash of changes in operating assets and liabilities, net of acquisition:
Trade accounts receivable	10.6	(16.4)	10.3
Grower fruit advances	(1.2)	0.8	2.3
Other receivables	(2.4)	2.6	(3.8)
Inventory	(15.3)	(11.2)	5.9
Prepaid expenses and other current assets	(0.4)	(2.5)	(2.0)
Income taxes receivable	(1.1)	(3.8)	(0.4)
Other assets	0.2	(3.5)	(4.2)
Accounts payable and accrued expenses	9.4	8.9	8.2
Income taxes payable	(1.3)	(0.1)	(1.9)
Grower payables	2.2	3.4	(8.6)
Operating lease liabilities	(4.0)	(3.2)	—
Other long-term liabilities	(0.5)	(2.7)	2.1
Net cash provided by operating activities	$35.2	$47.0	$78.9
Investing Activities
Purchases of property and equipment	(61.2)	(73.4)	(67.3)
Proceeds from sale of property, plant and equipment	3.0	2.4	3.0
Insurance proceeds for the replacement of property, plant and equipment	—	1.1	—
Cash acquired in consolidation of Moruga	4.3	—	—
Investment in equity method investees	(0.4)	(0.2)	(3.4)
Loans to equity method investees	—	(2.0)	—
Loan repayments from equity method investees	3.0	1.5	—
Other	(0.1)	0.3	—
Net cash used in investing activities	$(51.4)	$(70.3)	$(67.7)
Financing Activities
Borrowings on revolving credit facility	80.0	—	14.0
Payments on revolving credit facility	(40.0)	—	(14.0)
Short-term borrowings	2.5	—	—
Principal payments on long-term debt obligations	(63.3)	(10.5)	(6.3)
Principal payments on finance lease obligations	(1.2)	(1.2)	(0.9)
Payments for long-term supplier financing	—	—	(5.8)
Exercise of stock options	0.1	0.2	—
Repayment of stock option notes receivable	—	0.1	0.1
Payment of debt issuance or extinguishment fees	(0.8)	(0.1)	(0.2)
Purchase and retirement of stock	—	—	(1.9)
Proceeds from issuance of common stock in public offering, net of issuance costs	—	—	78.1
Dividends paid	—	—	(13.0)

	Years ended October 31,
(In millions)	2022	2021	2020
Contributions from noncontrolling interest holders	0.9	—	—
Net cash (used in) provided by financing activities	$(21.8)	$(11.5)	$50.1
Effect of exchange rate changes on cash	(0.3)	—	0.1
Net (decrease) increase in cash, cash equivalents and restricted cash	(38.3)	(34.8)	61.4
Cash, cash equivalents and restricted cash, beginning of period	92.2	127.0	65.6
Cash, cash equivalents and restricted cash, end of period	$53.9	$92.2	$127.0

Summary of cash, cash equivalents and restricted cash reported within the consolidated balance sheets:
Cash and cash equivalents	$52.8	$84.5	$124.0
Restricted cash	1.1	6.1	1.4
Restricted cash included in other assets	—	1.6	1.6
Total cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows	$53.9	$92.2	$127.0

Cash paid during the year for:
Interest	$5.7	$4.3	$6.3
Income taxes	6.2	14.8	18.5
Non-cash investing and financing activities:
Property, plant and equipment included in liabilities	7.6	3.4	4.0
Advances for property, plant and equipment included in assets	2.1	1.4	—
Elimination of loan receivable from Moruga upon consolidation (Note 3)	1.9	—	—
Finance leases for equipment and machinery	0.5	—	—
Common stock issued in lieu of compensation 7,921 shares issued in 2020)	—	—	0.1
See accompanying notes to consolidated financial statements.

MISSION PRODUCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.     Nature of Business
Mission Produce, Inc. together with its consolidated subsidiaries (“Mission,” “the Company,” “we,” “us” or “our”), is a global leader in the avocado industry. The Company’s expertise lies in the farming, packaging, marketing and distribution of avocados to food retailers, distributors and produce wholesalers worldwide. The Company procures avocados principally from California, Mexico and Peru. Through our various operating facilities, we grow, sort, pack, bag and ripen avocados and a small amount of other fruits for distribution to domestic and international markets. We report our results of operations in three reportable segments which are also equivalent to operating segments: Marketing and Distribution, International Farming and Blueberries (see Note 15).

2.     Summary of Significant Accounting Policies
Basis of presentation and consolidation
The accompanying consolidated financial statements include the accounts of the Company, its consolidated subsidiaries and variable interest entity (“VIE”) for which we are the primary beneficiary and have a controlling interest. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). All intercompany balances have been eliminated in consolidation.
Consolidation of VIE
On May 1, 2022, a reconsideration event (explained in Note 3) occurred related to Moruga S.A.C., an entity for which we have a 60% equity ownership interest. Moruga S.A.C. is a holding company with one wholly owned subsidiary Blueberries Peru, S.A.C. (collectively referred to as “Moruga”). Moruga was previously accounted for under the equity method of accounting, where investments are stated at initial cost and adjusted for subsequent additional investments and our proportionate share of earnings or losses and distributions. As a result of the reconsideration event, we concluded that Moruga is a VIE, and that the Company is the primary beneficiary with a controlling financial interest. Based on this conclusion, Moruga was prospectively consolidated on May 1, 2022.
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
Restricted cash represents cash and cash equivalents that are restricted to withdrawal or use as of the reporting date under contractual terms or regulatory requirements. As of October 31, 2022 and 2021, the restricted cash balance related to statutory requirements to support various programs at the Company’s farms. Restricted cash is included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statements of cash flows.
Trade accounts receivable
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

MISSION PRODUCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Other accounts receivable
Other accounts receivable represent non-trade receivables and primarily consist of value-added taxes (“VAT”) collected on behalf of tax authorities. VAT included in other accounts receivable was $14.4 million and $11.0 million as of October 31, 2022 and 2021, respectively.
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
The assessment of the recoverability of inventories and the amounts of any write-downs are based on currently available information and assumptions about future demand and market conditions. Demand for avocados and other fruit may fluctuate significantly over time, and actual demand and market conditions may be more or less favorable than our projections. In the event that actual demand is lower than originally projected, additional inventory write-downs may be required.
Property, plant and equipment, net
Property, plant and equipment, net is stated at cost, net of accumulated depreciation. Depreciation is computed using the straight-line method using rates based upon the estimated useful lives of the related assets. Orchards, trees and bushes refer to avocado, mangos and blueberry plants, which accumulate planting and development costs that are capitalized into their basis until they become commercially productive, at which point the asset begins depreciating, and future maintenance costs are expensed as incurred. If proceeds are obtained from sales of fruit before commercial production begins, the net proceeds are applied to the capitalized cost of the trees. Planting costs consist primarily of the costs to purchase and plant nursery stock. Development costs consist of cultivation, pruning, irrigation, labor, spraying and fertilization, and interest costs during the development period. Leased equipment and leasehold improvements meeting certain criteria are capitalized and amortized over the shorter of the expected lease term or the useful life of the asset using the straight-line method.

		October 31,
(In millions)	Useful lives	2022	2021
Land		$141.4	$128.8
Orchards/trees/bushes	7 to 25 years	102.0	62.6
Buildings and improvements	20 to 40 years	120.1	110.9
Equipment	3 to 20 years	201.1	177.2
Construction-in-progress		47.0	43.2
Property, plant and equipment		$611.6	$522.8
Accumulated depreciation		(121.9)	(98.6)
Property, plant and equipment, net		$489.7	$424.2
Depreciation expense of property, plant and equipment, net was $24.0 million, $20.4 million, and $18.1 million for the years ended October 31, 2022, 2021 and 2020, respectively.
As of October 31, 2021, $2.7 million of property, plant and equipment, net was held for sale and classified in prepaid and other current assets in the consolidated balance sheets, and was sold during fiscal year 2022 for $2.9 million.

MISSION PRODUCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Farming costs for nonproductive orchards
We lease land for the development of new orchards. During the development period, these costs are referred to as farming costs for nonproductive orchards and are expensed as incurred, and included in cost of sales in the consolidated statements of (loss) income.
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
We review our investments for other-than temporary-impairment (“OTTI”) on a quarterly basis, or earlier if indicators of impairment arise. If an impairment of an equity method investment is determined to be other than temporary, we would record OTTI sufficient to reduce the investment’s carrying value to its fair value, which results in a new cost basis in the investment. There was no OTTI identified in the years ended October 31, 2022 and 2021 that would have required us to test for impairment.
During fiscal year 2020, industry-wide production information regarding the 2019-2020 blueberry harvest in Peru became available, indicating that there is greater competition and expansion by competitors than what we were previously expecting. We believed that the increase in supply due to expansion would result in a reduction in pricing over the long-term. As a result of this factor, among others, management lowered its long-term revenue and profitability forecasts of Moruga during the second quarter of 2020 and concluded that the reduction in the forecasted revenues was an indicator of impairment. As a result, management tested its investment in Moruga for impairment and concluded that the estimated fair value of the investment in Moruga was less than the carrying value of the investment. Due to the change in long-term pricing and revenue expectations, management concluded that the impairment is other-than-temporary and recorded an impairment charge of $21.2 million in the year ended October 31, 2020.

MISSION PRODUCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Long-lived assets
The Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of any such asset may not be recoverable. Long-lived assets are assessed for impairment by comparing the carrying amount of an asset to future undiscounted net cash flows expected to be generated from the use of the asset and its eventual disposition. If the future undiscounted net cash flows are less than the carrying amount of the asset being tested, an impairment is recorded for the difference between the carrying amount of the asset and the estimated fair value of the asset. The estimate of undiscounted cash flows is based upon, among other things, certain assumptions about future operating performance, growth rates and other factors. Estimates of undiscounted cash flows may differ from actual cash flows due to, among other things, technological changes, economic conditions, changes to the business model or changes in operating performance. In the fourth quarter of 2022, the Company determined that there was an impairment indicator associated with our Peruvian farming operations asset group, however the undiscounted cash flows of the asset group exceeded its carrying value. For fiscal years 2021 and 2020, we did not identify any indicators of impairment that would have required the Company to test its long-lived assets for impairment.
Goodwill
Our goodwill represents the excess of the purchase price of business combinations over the fair value of the net assets acquired. Goodwill impairment testing requires significant judgment and management estimates, including, but not limited to, the determination of (i) the number of reporting units, (ii) the goodwill and other assets and liabilities to be allocated to the reporting units and (iii) the fair values of the reporting units. The estimates and assumptions described above, along with other factors such as discount rates, will significantly affect the outcome of the impairment tests and the amounts of any resulting impairment losses. We perform a qualitative assessment of goodwill for impairment on an annual basis during the fourth quarter of each year, and between annual tests whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If qualitative factors were to indicate that it is more-likely-than-not that the fair value of the reporting unit is less than its carrying value, we would then perform a quantitative assessment, which would consist primarily of a discounted cash flow (“DCF”) analysis and guideline publicly-traded companies (“GPC”) analysis to determine the fair value of the reporting unit. To the extent the carrying amount of the reporting unit exceeds its fair value, we recognize an impairment of goodwill for the excess up to the amount of goodwill of that reporting unit. Refer to Note 4 for more information.
Fair value of financial instruments
The Company applies the provisions of Accounting Standards Codification (“ASC”) 820, Fair Value Measurements, for fair value measurements of financial assets and financial liabilities and for fair value measurements of nonfinancial items that are recognized at fair value in the financial statements. Fair value is defined as the price that would be received when selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In determining the fair value for the assets and liabilities required or permitted to be recorded, the Company considers the principal or most advantageous market in which it would transact, and it considers assumptions that market participants would use when pricing the asset or liability.
ASC 820 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The framework has three levels of inputs that may be used to measure fair value, giving the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to measurements involving significant unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are as follows:
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
There were no transfers between level 1, level 2 or level 3 measurements during the years ended October 31, 2022 and 2021.
We believe that the carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and short-term borrowings approximates fair value based on either their short-term nature or on terms currently available to the Company in financial markets. Due to current market rates, we believe that our long-term obligations have fair values that approximate carrying values. Refer to Note 12 for further information.

MISSION PRODUCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Interest rate swaps
The Company has four separate interest rate swaps with a total notional amount of $100 million to hedge changes in variable interest rates on the principal value of the Company’s term loans. The interest rate swaps carry fixed LIBOR rates ranging from 1.75% to 2.57%. We account for the interest rate swaps in accordance with ASC 815, Derivatives and Hedging, as amended, which requires the recognition of all derivative instruments as either assets or liabilities in the consolidated balance sheets and measurement of those instruments at fair value. The Company has not designated the interest rate swaps as cash flow hedges, and as a result under the accounting guidance, changes in the fair value of the interest rate swaps have been recorded in other income (expense), net in the consolidated statements of (loss) income and changes in the asset or liability are presented in net cash provided by operating activities in the consolidated statements of cash flow. Refer to Note 12 for more details.
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

The fair value of stock options is estimated as of the date of grant using the Black-Scholes option model, which requires various inputs, including volatility, risk-free interest rate, and the estimated life of the option term. See Note 11 for more information. The fair value of restricted stock units (“RSUs”) and performance stock units (“PSUs”) is determined based on the market price of our common stock on the date of grant.
Advertising costs
Advertising costs are expensed when incurred and are included as a component of selling, general and administrative expense. Such costs were $0.3 million for the years ended October 31, 2022 and 2021, and $0.4 million for the year ended October 31, 2020.
Employee benefits
Eligible employees of the Company may participate in a 401(k)-retirement plan, whereby employees may elect to make contributions pursuant to a salary reduction agreement upon meeting age and length-of-service requirements. Employees can defer up to 60% of their compensation subject to fixed annual limits. The Company makes a 100% matching contribution on deferrals up to 3%, and

MISSION PRODUCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
50% on deferrals over 3% up to 5%. Total contributions made by the Company were $0.9 million for the years ended October 31, 2022 and 2021, and $0.7 million for the year ended October 31, 2020.
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
Foreign currency translation and remeasurement
Our foreign operations are subject to exchange rate fluctuations and foreign currency transaction costs. The functional currency for substantially all of our foreign subsidiaries is the United States dollar. When remeasuring from a local currency to the functional currency, monetary assets and liabilities are remeasured into U.S. dollars at exchange rates in effect at the balance sheet dates and non-monetary assets, liabilities and equity are remeasured at historical rates when remeasuring from a local currency to the functional currency. Sales and expenses are remeasured using weighted-average exchange rates for each period. Gains and losses resulting from foreign currency transactions are recognized in other income (expense), net in the consolidated statements of (loss) income.
Earnings per share
We compute earnings per share (“EPS”) in accordance with ASC 260, which requires companies with complex capital structures to present basic and diluted EPS. Basic EPS is measured as net income attributable to us, divided by the weighted average shares outstanding during the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of contracts to issue shares (e.g., equity awards) as if they had been converted at the beginning of the periods presented, or issuance date, if later. The computation of diluted EPS includes the estimated impact of the exercise of contracts to purchase common stock using the treasury stock method. Potential shares that have an anti-dilutive effect (i.e., those that increase earnings per share or decrease loss per share) are excluded from the calculation of diluted EPS.
Risk concentration
Accounts receivable from three single customers each represented 13%, 12% and 11% of trade accounts receivables, net of allowance, as of October 31, 2022. Accounts receivable from these same three customers each represented 7%, 8%, and 13%, respectively, as of October 31, 2021.
Sales to our top 10 customers amounted to approximately 59% of net sales for both years ended October 31, 2022 and 2021, and approximately 64% for the year ended October 31, 2020. For the year ended October 31, 2022, one single customer represented 13% of net sales. For the year ended October 31, 2021, no single customer represented more than 10% of net sales. For the year ended October 31, 2020, two single customers represented 12% and 10% of net sales, respectively. All of these customers were from our

MISSION PRODUCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Marketing and Distribution segment. Substantially all sales generated by our Blueberries segment are from a single customer with which we have an exclusive marketing agreement with.
Recently issued accounting standards
In September 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2022-04, Liabilities—Supplier Finance Programs (Topic 405), which among other things, requires certain disclosures for a buyer in a supplier finance program. Some of the amendments in this ASU are required to be adopted for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, and others are required to be adopted for fiscal years beginning after December 15, 2023. Early adoption is permitted. We are currently evaluating the impact of adoption on our financial disclosures.
In March 2022, the FASB issued ASU, Financial Instruments–Credit Losses (Topic 326) Troubled Debt Restructurings and Vintage Disclosures, which among other things, requires that entities disclose current-period gross write-offs by year of origination for financing receivables. The amendments in this ASU are required to be adopted for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The impact of ASU 2022-02 is not expected to be material on our financial condition, results of operations and cash flows.

3.    Business Combination
The Company owns a 60% equity interest in Moruga, which was established in 2014 when it began small-scale blueberry plantings in Peru. Since inception, Moruga has expanded to approximately 900 productive acres. On May 1, 2022, the shareholders of Moruga amended and restated its shareholders agreement (“the Amendment”), wherein certain supermajority requirements that previously prevented the Company from directing the primary activities of Moruga were removed. In connection with the Amendment, shareholders approved a new capital project to farm approximately 1,500 additional acres of blueberries in the Olmos region of Peru. Blueberries produced will be marketed through an agreement which gives exclusive marketing rights to a minority shareholder. The new capital project is anticipated to require a total investment of approximately $50 million, the majority of which will be funded by cash flow generated by Moruga and supplemented by pro-rata shareholder contributions based on each shareholders’ respective ownership interest.
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
Preliminary fair value allocation of Moruga
The fair value of Moruga is a Level 3 measurement in the fair value hierarchy. Management estimated the fair value of Moruga with the assistance of a third-party valuation specialist, using a combination of the GPC method under the market approach and the DCF method under the income approach. We applied an equal weighting to the value conclusions resulting from the two employed approaches, because there was sufficient information available to estimate fair value under both methods.
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
Under the DCF method, the most significant inputs used to estimate the fair value are the cash flow projections, which are sensitive to the revenue projections, and the weighted average cost of capital ("WACC”) which is used to discount and present value the projected cash flows. For the revenue projections, we assumed a nearly flat annual growth rate based on the maturity of the existing blueberry plants for the discrete forecast period from 2023 to 2032, prior to reaching the terminal period. The WACC was estimated using a capital asset pricing model and the discount rate used to present value the future cash flows was 9%.
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

MISSION PRODUCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The allocation of the fair value of Moruga as of the acquisition date is preliminary and subject to change within the allowable measurement period from the acquisition date, primarily for the calculation of deferred taxes. Amounts of identifiable assets acquired and liabilities assumed as of the acquisition date were as follows:

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

4.    Goodwill and Intangible Asset, net
Goodwill
Changes in the net carrying amount of goodwill by reportable segment were as follows:

(In millions)	International Farming	Blueberries	Total
Goodwill as of October 31, 2021	$76.4	$—	$76.4
Business combination with Moruga (Note 3)	—	12.5	12.5
Impairment	(49.5)	—	(49.5)
Goodwill as of October 31, 2022	$26.9	$12.5	$39.4
During the fourth quarter of fiscal 2022, management performed its annual goodwill impairment test on its Peruvian farming reporting unit within the International Farming segment. With the assistance of a third-party specialist, management performed a quantitative assessment of the fair value of the reporting unit using the GPC and DCF methods described above in Note 3. We applied an equal weighting to the value conclusions resulting from the two employed approaches, because there was sufficient information to estimate the fair value of the reporting unit under both methods. The selected BEV to EBITDA multiple used in the GPC method was 12.0x for the first forecast year and 8.0x for the second forecast year. The mean and median BEV to EBITDA multiples of GPCs were 10.0x and 8.8x, respectively. The discount rate used in the DCF model was 17.5%, which reflects a significant increase in the WACC due to recent rising interest rates. In addition, forecasted cash flows have been negatively impacted by tax law repealing tax benefits to agribusiness entities in Peru. Peruvian corporate tax rates will increase from the current rate of 15% to 29.5% by calendar year 2028. When forecasting cash flows during the fourth quarter of 2022, production and sales information regarding the 2022 avocado harvest in Peru became available, along with information on the impact of inflationary pressures on the Peruvian farming cost structure, lowering management’s profitability forecasts for the reporting unit. As a result of the valuations performed, management concluded that the fair value of the reporting unit was lower than its carrying value by $49.5 million, which was recorded as an impairment charge to goodwill in the consolidated statements of (loss) income. In the Blueberries segment, there were no indicators of impairment to the blueberries reporting unit following the recording of goodwill in the third quarter of fiscal 2022.
The result of our annual impairment assessment for the years ended October 31, 2021 and 2020 indicated that it was more likely than not that the fair value of our reporting unit’s goodwill had exceeded its carrying value and accordingly, no impairment was recognized.

MISSION PRODUCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Intangible asset, net

	October 31,
(In millions)	2022	2021
Intangible asset, gross	$2.8	$—
Accumulated amortization	(0.8)	—
Intangible asset, net	$2.0	$—
The intangible asset, net consists of a distributor relationship entirely attributed to the business combination with Moruga on May 1, 2022 (see Note 3). The intangible asset has an amortizable life of 2 years, to be recognized in selling, general and administrative expenses coinciding with the timing of the estimated revenues. Amortization expense was $0.8 million for year ended October 31, 2022. The remaining amortization expense is expected to be recognized as follows:

	Years Ending October 31,
(In millions)	2023	2024
Estimated annual amortization expense	$1.5	$0.5

5.    Details of Certain Account Balances
Details of certain of our significant account balances in our consolidated financial statements are included below.
Inventory

	October 31,
(In millions)	2022	2021
Finished goods	$33.8	$22.5
Crop growing costs	19.5	11.9
Packaging and supplies	19.8	13.8
Inventory	$73.1	$48.2
Inventory at October 31, 2022 included a $0.7 million adjustment to increase inventories recognized in the business combination with Moruga to their fair value as of May 1, 2022. These inventories, including the fair value adjustment, will be recognized in cost of sales as the underlying inventories are sold. Refer also to Note 3 for more information.
Accrued expenses

	October 31,
(In millions)	2022	2021
Employee-related	$16.3	$14.6
Freight	6.2	3.9
Outside fruit purchase	1.0	2.2
VAT and local taxes payable	0.1	1.0
Legal settlement	0.8	0.8
Interest rate swaps	—	2.1
Construction-in-progress	—	0.2
Other	5.7	4.0
Accrued expenses	$30.1	$28.8

MISSION PRODUCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Other long-term liabilities

	October 31,
(In millions)	2022	2021
Uncertain tax positions	$17.1	$15.7
Employee-related	1.2	1.6
Interest rate swaps	—	1.4
Other	1.9	1.3
Other long-term liabilities	$20.2	$20.0
Other income (expense), net

	Years ended October 31,
(In millions)	2022	2021	2020
Net gains (losses) on derivative financial instruments	$4.7	$0.8	$(4.2)
Foreign currency transaction (loss) gain, net	(2.0)	(1.6)	1.3
Interest income	1.7	1.7	2.4
Debt extinguishment costs	—	(0.1)	—
Other	—	0.5	(0.2)
Other income (expense), net	$4.4	$1.3	$(0.7)

6.      Equity Method Investees
Henry Avocado
The Company owns a 49% interest in Henry Avocado Corporation (“Henry Avocado”), based in Escondido, California. Henry Avocado packs, distributes and sells fresh avocados in the domestic market from California growers and also imports packed Chilean and Mexican avocados. Henry Avocado also operates a farm management and orchard leasing business where it performs various farming functions on behalf of growers. There is a basis difference between the Company’s historical investment in Henry Avocado and the amount recorded in members’ capital by the investee of $4.0 million as of October 31, 2022 and 2021, comprised solely of goodwill.
Mr. Avocado
The Company owns a 33% interest in Shanghai Mr. Avocado Limited (“Mr. Avocado”), a Chinese joint venture enterprise, through its Mission Produce Asia Ltd. subsidiary. The primary business operations include the marketing, ripening and distribution of fresh avocados within China.
Moruga
As noted in Note 3, Moruga was accounted for under the equity method of accounting until its consolidation on May 1, 2022. More information on Moruga is also included in Note 3.
Copaltas
The Company owns a 50% interest in Copaltas S.A.S. (“Copaltas”), a Colombian joint venture enterprise. The primary business operations include the development and operation of avocado farms within Colombia.

MISSION PRODUCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Financial information for our equity method investees as of and for the years ended October 31 was as follows:

(In millions)	Henry Avocado	Mr. Avocado	Moruga(1)	Copaltas
2022
Current assets	$49.5	$3.3		$0.6
Long-term assets	16.0	1.7		20.6
Current liabilities	18.6	3.9		6.7
Long-term liabilities	7.6	0.6		7.3
Sales	371.6	20.5	$39.6	0.2
Gross profit	33.4	1.7	7.1	0.2
Net income (loss)	11.5	(1.8)	5.9	(0.7)
2021
Current assets	$45.1	$4.4	$24.8	$1.5
Long-term assets	16.6	0.5	21.5	16.6
Current liabilities	22.7	3.1	13.6	2.5
Long-term liabilities	6.8	—	3.8	6.5
Sales	261.7	20.1	37.3	0.1
Gross profit	24.6	3.4	10.5	—
Net income (loss)	7.5	0.5	6.4	(0.2)
2020
Sales	$254.1	$11.7	$28.7	$0.2
Gross profit	22.8	1.9	7.7	—
Net income (loss)	4.4	(0.2)	3.8	0.1
(1)Selected financial information for Moruga is set forth for periods under which Moruga was accounted for under the equity method of accounting. As of October 31, 2022, Moruga was consolidated.
The Company’s investments in its equity method investees have been impacted by the following:

(In millions)	Henry Avocado	Mr. Avocado	Moruga	Copaltas	Total
Investment balance as of October 31, 2020	$17.9	$0.4	$23.9	$4.5	$46.7
Equity method income (losses)	3.7	0.2	3.8	(0.2)	7.5
Dividends received	(1.7)	—	—	—	(1.7)
Investment contributions	—	—	—	0.2	0.2
Investment balance as of October 31, 2021	$19.9	$0.6	$27.7	$4.5	$52.7
Equity method income (losses)	5.6	(0.6)	0.5	(0.3)	5.1
Translation	—	—	—	(0.7)	(0.7)
Dividends received	(2.2)	—	—	—	(2.2)
Investment contributions	—	0.2	—	0.2	0.4
Remeasurement gain	—	—	2.0	—	2.0
Effect of consolidation with Mission Produce on May 1, 2022	—	—	(30.2)	—	(30.2)
Investment balance as of October 31, 2022	$23.3	$0.2	$—	$3.7	$27.1

7.     Debt
Credit facility
In October 2022, the Company entered into a third amendment to its syndicated credit facility with Bank of America (the “credit facility”) Merrill Lynch, originally dated October 2018, as amended in September 2020 and April 2022. Among other things, the third amendment changed the total borrowing capacity from $275 million to $250 million. The credit facility is comprised of two senior term loans totaling $100 million, compared to $175 million before the third amendment and a revolving credit agreement now providing up to $150 million in borrowings compared to $100 million before the third amendment. The loans are secured by real property, personal

MISSION PRODUCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
property and the capital stock of the Company’s subsidiaries. Borrowings under the credit facility bear interest at a spread over the Secure Overnight Financing Rate (“SOFR”) ranging from 1.5% to 2.5% depending on the Company’s consolidated total net leverage ratio, compared to a spread over the London Interbank Offer Rate (“LIBOR”), ranging from 1.50% to 2.75% before the third amendment. The credit facility also includes a swing line facility and an accordion feature which allows the Company to increase the borrowings by up to $125 million, with bank approval. We pay fees on unused commitments on the credit facility that accrue at rates ranging from 0.18% to 0.3% depending upon the Company’s consolidated total net leverage ratio.
The credit facility requires the Company to comply with financial and other covenants, including limitations on investments, capital expenditures, dividend payments, amounts and types of liens and indebtedness, and material asset sales. The Company is also required to maintain certain leverage and fixed charge coverage ratios. As of October 31, 2022, the Company was in compliance with all covenants of the credit facility.
Long-term debt under the credit facility consisted of the following:

	October 31,
(In millions)	2022	2021
Revolving line of credit. As of October 31, 2022 and 2021, the interest rate(1) was 5.34% and 1.84%, respectively. Interest is payable monthly and principal is due in full in October 2027.	$40.0	$—
Senior term loan (A-1). As of October 31, 2022 and 2021, the interest rate(1) was 5.58% and 1.84%, respectively. Interest is payable monthly, principal is payable quarterly and due in full in October 2027.	50.0	90.0
Senior term loan (A-2). As of October 31, 2022 and 2021, the interest rate(1) was 5.83% and 2.34% respectively. Interest is payable monthly, principal is payable quarterly and due in full in October 2029.	50.0	72.8
Note payable to BoA. Payable in monthly installments including interest at a rate of 3.96% as of both October 31, 2022 and 2021. Principal is due July 2024.	1.0	1.5
Total long-term debt	141.0	164.3
Less debt issuance costs	(0.6)	(0.4)
Long-term debt, net of debt issuance costs	140.4	163.9
Less current portion of long-term debt	(3.5)	(8.8)
Long-term debt, net of current portion	$136.9	$155.1
(1)The interest rate as of October 31, 2022 was variable, based on SOFR, in accordance with the credit facility as amended in October 2022. The interest rate as of October 31, 2021 was variable, based on LIBOR under the facility in effect at the time. The variable rates bear spreads that vary with the Company’s leverage ratio.
Other
Certain of our consolidated subsidiaries may also enter into short-term bank borrowings from time to time. As of October 31, 2022, short-term borrowings outstanding were $2.5 million with a variable interest rate of 6.65%. No short-term borrowings were outstanding as of October 31, 2021.
As of October 31, 2022, future principal payments for our total debt were as follows:

Year ending October 31,	(In millions)
2023	$6.1
2024	3.4
2025	3.0
2026	3.0
2027	80.5
Thereafter	47.5
$143.5
The Company may issue standby letters of credit through banking institutions. As of October 31, 2022, total letters of credit outstanding were $0.7 million.

8.     Leases
We lease facilities, land, fleet and other industrial equipment under operating leases, expiring at various dates through 2048. We also lease equipment under finance leases, expiring at various dates through 2028. Certain of these leases have clauses such as

MISSION PRODUCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
extension options, stipulated escalation provisions, early termination, and payment obligations for property taxes, insurance, maintenance and other costs.
Lease-related assets and liabilities on our consolidated balance sheets as of October 31, 2022 and 2021 were as follows:

		October 31,
(In millions)	Location on Consolidated Balance Sheets	2022	2021
Assets
Operating	Operating lease right-of-use assets	$65.4	$43.9
Finance	Property, plant and equipment, net	3.8	4.4
Total lease assets		$69.2	$48.3
Liabilities
Current
Operating	Operating leases—current portion	$4.7	$3.6
Finance	Finance leases—current portion	1.2	1.1
Noncurrent
Operating	Operating leases, net of current portion	63.9	42.5
Finance	Finance leases, net of current portion	1.4	2.2
Total lease liabilities		$71.2	$49.4
Most lease costs are recognized in the consolidated statements of (loss) income, however, costs qualifying for capitalization, such as lease costs for equipment used in the development of orchards, are recognized into property, plant and equipment or inventory. A summary of lease costs for the years ended October 31, 2022 and 2921 is as follows:

(In millions)	Inventory	Property, plant and equipment	Cost of sales	Selling, general and administrative expenses	Interest Expense	Total
	Year ended October 31, 2022
Operating leases
Lease cost	$0.2	$—	$6.4	$1.6	$—	$8.2
Variable lease cost	—	—	1.9	—	—	1.9
Short-term lease cost	1.9	3.5	11.5	1.0	—	17.9
Finance leases
Amortization of right-of-use assets	—	—	0.5	0.2	—	0.7
Interest on lease liabilities	—	—	—	—	0.2	0.2
Total lease cost	$2.1	$3.5	$20.3	$2.8	$0.2	$28.9
	Year ended October 31, 2021
Operating leases
Lease cost	$—	$—	$3.9	$2.6	$—	$6.5
Variable lease cost	—	—	0.8	0.1	—	0.9
Short-term lease cost	1.3	2.7	13.2	0.8	—	18.0
Finance leases
Amortization of right-of-use assets	—	—	0.7	0.4	—	1.1
Interest on lease liabilities	—	—	—	—	0.3	0.3
Total lease cost	$1.3	$2.7	$18.6	$3.9	$0.3	$26.8
Rent expense from operating leases was approximately $6.9 million for the year ended October 31, 2020. Depreciation expense on finance leases was $0.3 million for the year ended October 31, 2020.

MISSION PRODUCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Supplemental cash flow information related to leases is set forth below:

	Years ended October 31,
(In millions)	2022	2021
Cash paid for amounts included in the measurement of lease liabilities for operating cash flows for operating lease liabilities	$6.4	$5.5
Right-of-use assets obtained in exchange for new operating lease liabilities	23.1	11.3
As of October 31, 2022, future maturities of lease liabilities with original terms in excess of one year were as follows:

	(In millions)
Year ending October 31,	Operating Leases	Finance Leases
2023	$7.2	$1.4
2024	7.4	1.2
2025	6.9	0.2
2026	6.8	—
2027	6.0	—
Thereafter	71.0	—
Total undiscounted future minimum lease payments	$105.3	$2.8
Less imputed interest	(36.7)	(0.2)
Total discounted future minimum lease payments	$68.6	$2.6
Weighted average remaining lease terms and weighted average discount rates as of October 31, 2022 were as follows:

	Operating Leases	Finance Leases
Weighted average remaining lease term (in years)	16.2	2.1
Weighted average discount rate	5.0%	7.1%

9.      Commitments and Contingencies
Litigation
We are from time to time involved in legal proceedings and investigations arising in the ordinary course of business, including those relating to employment matters, relationships with clients and contractors, intellectual property disputes and other business matters.
On April 23, 2020, former Mission Produce, Inc. employees filed a class action lawsuit in the Superior Court of the State of California for the County of Los Angeles against us alleging violation of certain wage and labor laws in California, including failure to pay all overtime wages, minimum wage violations, and meal and rest period violations, among others. Additionally, on June 10, 2020, former Mission Produce, Inc. employees filed a class action lawsuit in the Superior Court of the State of California for the County of Ventura against us alleging similar violations of certain wage and labor laws. The plaintiffs in both cases seek damages primarily consisting of class certification and payment of wages earned and owed, plus other consequential and special damages. While the Company believes that it did not violate any wage or labor laws, it nevertheless decided to settle these class action lawsuits. In May 2021, the plaintiffs in both class action lawsuits and the Company agreed preliminarily to a comprehensive settlement to resolve both class action cases for a total of $0.8 million, which the Company recorded as a loss contingency in selling, general and administrative expenses in the consolidated statements of income during the three months ended April 30, 2021. The parties executed a stipulation of settlement agreement on such terms in November 2021. This preliminary settlement was approved by the applicable courts in October 2022 and is subject to final approval which is currently estimated to be in the spring of 2023.
The outcomes of our legal proceedings and other contingencies are inherently unpredictable, subject to significant uncertainties, and if one or more legal matters were resolved against the Company in a reporting period for amounts above management’s expectations, the Company’s financial condition and operating results for that period could be materially adversely affected.

MISSION PRODUCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
10.     Income Taxes
The components of the provision for income taxes were as follows:

	Years ended October 31,
(In millions)	2022	2021	2020
Current
Federal	$0.5	$2.2	$4.6
State	(0.1)	0.6	0.7
Foreign	3.9	9.5	10.7
Total current	4.3	12.3	16.0
Deferred
Federal	0.7	2.6	1.1
State	0.2	0.3	(0.2)
Foreign	(1.5)	5.9	(1.9)
Total deferred	(0.6)	8.8	(1.0)
Provision for income taxes	$3.7	$21.1	$15.0
U.S. and foreign components of (loss) income before income taxes were as follows:

	Years ended October 31,
(In millions)	2022	2021	2020
U.S.	$1.9	$20.8	$31.0
Foreign	(33.1)	45.2	12.8
(Loss) income before income taxes	$(31.2)	$66.0	$43.8
A reconciliation of the provision for income taxes computed at the federal statutory tax rate to income taxes as reflected in the financial statements is as follows:

	Years ended October 31,
	2022	2021	2020
Federal statutory rate	21.0%	21.0%	21.0%
State income taxes, net of federal tax benefit	(0.7)%	1.0%	2.0%
GILTI	(1.9)%	2.3%	5.6%
Non-deductible executive compensation	(0.9)%	0.5%	3.9%
Goodwill impairment	(33.4)%	—%	—%
Moruga fair value remeasurement	1.4%	—%	—%
Moruga impairment	—%	—%	10.1%
Foreign tax credits	0.8%	(0.9)%	(4.6)%
NOL carryback – CARES Act	—%	—%	(2.8)%
Peru income tax rate change	1.8%	8.3%	—%
Unrecognized tax benefits increase	(2.8)%	0.9%	0.6%
Other, net	2.7%	(1.1)%	(1.6)%
Effective tax rate(1)	(12.0)%	32.0%	34.2%
(1)May not sum due to rounding.

MISSION PRODUCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Deferred taxes are recognized for temporary differences between the basis of assets and liabilities for financial statement and income tax purposes. The significant components of deferred tax assets and liabilities were as follows:

	October 31,
(In millions)	2022	2021
Accrued expenses	$4.6	$4.2
Net operating loss and other carryforwards	1.4	0.8
Inventory	0.6	0.8
Interest rate swaps	—	0.8
Operating lease liabilities	13.8	11.2
Allowances, reserves, and other	1.4	0.3
Total deferred tax assets	21.8	18.1
Less: valuation allowance	(0.7)	(0.5)
Total net deferred tax assets	$21.1	$17.6
Equity interest in unconsolidated subsidiaries	(3.4)	(3.1)
Interest rate swaps	(0.6)	—
Property, plant and equipment	(23.8)	(21.6)
Operating lease right-of-use assets	(13.1)	(10.7)
Repatriation of foreign earnings	(1.5)	(1.4)
Total deferred tax liabilities	(42.4)	(36.8)
Total net deferred tax assets/(liabilities)	$(21.3)	$(19.2)
As of October 31, 2022, the Company had foreign net operating loss carryforwards of $5.5 million, $5.4 million of which, carries forward indefinitely.
The net change in the valuation allowance for deferred tax assets was $(0.2) million and $0.6 million for the years ended October 31, 2022 and 2021, respectively. Our valuation allowances primarily relate to deferred tax assets related to net operating losses in our foreign jurisdictions and certain of our equity method investments whereby sale would result in capital losses that are not more likely than not to be realized.
As of October 31, 2022, the Company recorded a deferred tax liability for the withholding tax that will be due upon future distribution of approximately $28.1 million of foreign earnings from its International Farming operations in Peru. The Company has determined all other accumulated foreign earnings of $168.1 million to be indefinitely reinvested, as it is our intent to permanently reinvest these funds outside of the United States and our current plans do not demonstrate a need to repatriate the cash to fund our U.S. operations.
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
A reconciliation of the total amounts of unrecognized tax benefits (exclusive of interest and penalties) is as follows:

	October 31,
(In millions)	2022	2021
Unrecognized tax benefits beginning of year	$6.1	$6.0
Increases/(decreases) related to prior year positions	0.5	(0.2)
Foreign currency remeasurement	0.1	0.3
Unrecognized tax benefits end of year	$6.7	$6.1
If recognized, the total amount of unrecognized tax benefits as of October 31, 2022 and 2021 would impact the effective tax rate. There is potential for significant changes to unrecognized tax benefits by the end of fiscal year 2023 with regards to the 2013 tax assessment as discussed below.
The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. The Company recorded $0.6 million, $0.9 million, and $(1.9) million of interest and penalties in the years ended October 31, 2022, 2021 and 2020,

MISSION PRODUCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
respectively, in the consolidated statements of (loss) income and had $8.3 million and $7.7 million for interest and penalties accrued as of October 31, 2022 and 2021, respectively, which have been included in other long-term liabilities in the consolidated balance sheets.
We conduct business both domestically and internationally and, as a result, one or more of our subsidiaries files income tax returns in U.S. federal, U.S. state and certain foreign jurisdictions. Accordingly, in the normal course of business, we are subject to examination by taxing authorities, primarily in the United States, Mexico and Peru. The Company is no longer subject to U.S. federal tax examinations for the fiscal years prior to and including October 31, 2018, nor is it subject to U.S. state income tax examinations for fiscal years prior to and including October 31, 2017. The Company is no longer subject to income tax examinations in Mexico for calendar years prior to and including December 31, 2016, except for the 2013 calendar year, which is under audit as discussed below. The Company is no longer subject to income tax examinations in Peru for calendar years prior to and including December 31, 2016.
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
On December 30, 2020, Peru enacted tax law repealing current tax law which provided benefits to agribusiness entities. The new law will subject us to higher Peruvian corporate income tax rates than our current rate of 15% as follows: 20% for calendar years 2023 to 2024, 25% for calendar years 2025 to 2027, and 29.5% thereafter. We remeasured our deferred tax balances based on the applicable tax rate in the year the deferred balances are expected to reverse. The increase to the net deferred tax liability for the change in Peruvian tax rate resulted in a $5.4 million increase to tax expense during fiscal year 2021.
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

11.      Shareholders’ Equity
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
2020 Incentive Award Plan
On October 1, 2020, our Board of Directors adopted the 2020 Plan, which provides for the grant of equity awards, including stock options, RSUs, and PSUs to directors, employees, consultants, and certain of our affiliates. The terms of awards may vary based on the grantee classification, or nature of the award, such as awards contingent upon discrete events, or awards related to continuing employment. A maximum of 9,880,190 shares of common stock may be issued under the 2020 Plan. As of October 31, 2022, 8,785,878 shares were available for issuance under the 2020 Plan.
Stock-based compensation
Stock-based compensation expense is recorded in selling, general and administrative expenses in the consolidated statements of income. Total stock-based compensation expense under these plans and the total related recognized tax benefit were as follows:

MISSION PRODUCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Years ended October 31,
(In millions)	2022	2021	2020
RSUs	$2.0	$1.1	$0.1
PSUs	0.3	—	—
Stock options	1.3	1.5	4.8
Total stock-based compensation expense under incentive plans, pretax	3.6	2.6	4.9
Tax benefit	—	0.1	0.1
Unrecognized stock-based compensation expense as of October 31, 2022 was $6.5 million and is expected to be recognized over a weighted-average period of 1.5 years.
RSUs

RSUs are service-based awards granted under the 2020 Plan to eligible employees and non-employees. RSUs are expected to be settled with shares of the Company’s common stock. Vesting and forfeiture conditions are specific to each grant as determined by the plan administrator. The fair value of RSUs is determined based on the market price of our common stock on the date of grant.
Employees
RSUs are granted to employees as well as new-hires and generally vest ratably over three to four years. Activity for awards during the year ended October 31, 2022 was as follows. No awards were granted during the year ended October 31, 2020.

	Units (in thousands)	Weighted average grant-date fair value per unit
Outstanding at October 31, 2021	8	$20.87
Granted	293	15.88
Vested	(2)	20.87
Forfeited	(19)	15.89
Outstanding at October 31, 2022	280	$15.99
Board of Directors
Under our Director Compensation Plan, directors receive an automatic annual grant on the date of each Annual Shareholders’ Meeting, set to cliff-vest at the earlier of one year following the grant date or at the subsequent Annual Shareholders’ Meeting. Directors are also eligible to defer the distribution of shares between two to five years, either in lump sum or annual installments. Deferral elections are made annually at the beginning of each plan year and apply to grants made within said year.

Activity for RSU awards for directors during the year ended October 31, 2022 was as follows:

	Units (in thousands)	Weighted average grant-date fair value per unit
Outstanding at October 31, 2021	35	$19.89
Granted	71	13.08
Vested	(38)	19.74
Forfeited	—	—
Outstanding at October 31, 2022	68	$12.90
Vested and deferred at October 31, 2022	15	$19.89
PSUs
PSUs are performance-based awards granted to eligible employees under the 2020 Plan. PSUs are expected to be settled with shares of the Company’s common stock at the end of a three-year cliff vesting period, provided the performance conditions are achieved as of the end of such period. The actual number of shares issued may range from 0% to 200% of the target shares issued at time of grant. The fair value of PSUs is determined based on the market price of our common stock on the date of grant.

MISSION PRODUCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Activity for PSU awards during the year ended October 31, 2022 was as follows. No PSU awards were granted during the years ended October 31, 2021 or 2020.

	Units (in thousands)	Weighted average grant-date fair value per unit
Unvested at October 31, 2021	—	$—
Granted at target	100	15.89
Vested	—	—
Forfeited	(5)	15.89
Unvested at October 31, 2022	95	$15.89
Stock options
Stock options are generally granted with exercise prices no less than the fair market value at grant date and vest based on tenure of employment or other specific events and expire 10 years after the grant date. The fair value of stock options are estimated as of the date of grant using the Black-Scholes option valuation model with the following assumptions, as required by the model:
•Risk-free rate- the current interest rate on five to seven-year U.S. Treasury Bonds
•Volatility- the average of equity implied asset volatility of publicly-traded direct competitor companies
•Expected life- calculated as the average of the vesting term and original contractual term, known as “the simplified method”
No stock options were granted during the years ended October 31, 2022 and 2021. The weighted-average grant-date fair value of options granted during the year ended October 31, 2020 was $3.61. Assumptions used to estimate the fair value for stock options granted during the year ended October 31, 2020 were as follows:

Risk-free interest rate	0.4%
Volatility	30%
Expected life (in years)	6.3
Dividend rate	—
The total grant-date fair value of stock options vested during the years ended October 31, 2022, 2021 and 2020 was $1.4 million, $1.3 million, and $5.5 million, respectively. The total intrinsic value of stock options exercised was $0.1 million in the year ended October 31, 2022, and $0.2 million in both years ended October 31, 2021 and 2020.
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

MISSION PRODUCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Stock option activity for the CEO Award during the year ended October 31, 2022 was as follows:

	Number of options (in thousands)	Weighted-average exercise price	Weighted-average remaining life (in years)	Aggregate intrinsic value (in millions)
Outstanding at October 31, 2021	1,700	$13.74
Granted	—
Exercised	—	13.74
Forfeited	—
Outstanding at October 31, 2022	1,700	$13.74	6.7	$4.9
Vested and expected to vest at October 31, 2022	1,700	$13.74	6.7	$4.9
Exercisable at October 31, 2022	1,360	$13.74	6.7	$3.9

	Number of options (in thousands)	Weighted average grant-date fair value
Unvested at October 31, 2021	510	$5.35
Granted	—	—
Vested	(170)	5.35
Forfeited	—	—
Unvested at October 31, 2022	340	$5.35

MISSION PRODUCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Employees
Stock options granted to employees generally vest ratably over four years. Stock option activity for other employees during the year ended October 31, 2022 was as follows:

	Number of options (in thousands)	Weighted-average exercise price	Weighted-average remaining life (in years)	Aggregate intrinsic value (in millions)
Outstanding at October 31, 2021	486	$11.55
Granted	—	—
Exercised	(15)	6.66
Forfeited	(23)	12.00
Outstanding at October 31, 2022	448	$11.69	7.2	$2.2
Vested and expected to vest at October 31, 2022	448	11.69	7.2	2.2
Exercisable at October 31, 2022	240	$11.43	6.7	$1.3

	Number of options (in thousands)	Weighted average grant-date fair value
Unvested at October 31, 2021	362	$3.99
Granted	—	—
Vested	(131)	4.66
Forfeited	(23)	3.61
Unvested at October 31, 2022	208	$3.61
Dividends
If we do not comply with certain covenants under our credit facility, our ability to pay dividends in the future could be limited.

12.     Fair Value Measurements
Financial assets and liabilities measured and recorded at fair value on a recurring basis included in the consolidated balance sheets were as follows:

	October 31, 2022				October 31, 2021
(In millions)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Mutual funds	$1.2	$1.2	$—	$—	$1.2	$1.2	$—	$—
Interest rate swap	2.6	—	2.6	—	—	—	—	—
Liabilities
Interest rate swap	—	—	—	—	3.5	—	3.5	—
Our mutual fund investments relate to our deferred compensation plan, which are held in a Rabbi trust which is included in other assets in our consolidated balance sheets. The funds are measured at quoted prices in active markets, which is equivalent to their fair value.
The fair value of interest rate swaps is determined using widely accepted valuation techniques, including the DCF method. The analysis reflects the contractual terms of the swaps, including the period to maturity, and uses observable market-based inputs, including interest rate curves (“significant other observable inputs”). The fair value calculation also includes an amount for risk of non-performance using “significant unobservable inputs” such as estimates of current credit spreads to evaluate the likelihood of default. The Company has concluded, as of October 31, 2022 and 2021, that the fair value associated with the “significant unobservable inputs” relating to the Company’s risk of non-performance was insignificant to the overall fair value of the interest rate swap agreements and, as a result, the

MISSION PRODUCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Company has determined that the relevant inputs for purposes of calculating the fair value of the interest rate swap agreements, in their entirety, were based upon “significant other observable inputs”. The assets or liabilities associated with the interest rate swaps have been included in prepaid and other current assets and other assets or accrued expenses and other long-term liabilities, respectively, in the consolidated balance sheets and gains and losses for the interest rate swaps have been included in other income (expense), net in the consolidated statements of (loss) income.

13.    Earnings Per Share

	Years ended October 31,
	2022	2021	2020
Numerator:
Net (loss) income attributable to Mission Produce (in millions)	$(34.6)	$44.9	$28.8
Denominator:
Weighted average shares of common stock outstanding, used in computing basic earnings per share	70,647,469	70,583,424	63,634,863
Effect of dilutive stock options	—	466,227	22,038
Effect of dilutive RSUs	—	18,830	3,117
Weighted average shares of common stock outstanding, used in computing diluted earnings per share	70,647,469	71,068,481	63,660,018
Earnings per share
Basic	$(0.49)	$0.64	$0.45
Diluted	$(0.49)	$0.63	$0.45
Equity awards representing shares of common stock outstanding that were excluded in the computation of diluted earnings per share because their effect would have been anti-dilutive as a result of applying the treasury stock method, were as follows:

	Years ended October 31,
	2022	2021	2020
Anti-dilutive stock options	606,453	145,735	1,289,589
Anti-dilutive RSUs	200,681	24,540	—

MISSION PRODUCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
14.     Related Party Transactions
Transactions with related parties included in the consolidated financial statements were as follows:

	Consolidated Balance Sheets			Consolidated Statements of (Loss) Income
	Accounts receivable	Loans to equity method investees	Accounts payable & accrued expenses	Net sales	Cost of sales	Selling, general and administrative expenses	Other income (expense), net
(In millions)	October 31, 2022			Year ended October 31, 2022
Equity method investees:
Henry Avocado	$—	$—	$—	$2.7	$0.5	$—	$—
Mr. Avocado	1.5	—	—	2.7	—	—	—
Moruga(1)	—	—	—	4.1	—	—	—
Copaltas(2)	—	—	—	—	—	—	0.1
Other:
Directors/officers(3)	0.1	—	2.5	1.0	5.8	—	—
Employees(4)	—	—	0.4	—	6.2	—	—
	October 31, 2021			Year ended October 31, 2021
Equity method investees:
Henry Avocado	$—	$—	$—	$4.4	$—	$—	$—
Mr. Avocado	1.3	—	—	4.3	—	—	—
Moruga(1)	3.9	3.0	—	6.1	—	—	0.4
Copaltas(2)	—	2.1	—	—	—	—	0.1
Other:
Directors/officers(3)	0.1	—	—	2.5	3.5	0.1	—
Employees(4)	—	—	0.2	—	9.6	—	—
				Year ended October 31, 2020
Equity method investees:
Henry Avocado				$1.3	$—	$—	$—
Mr. Avocado				1.9	—	—	—
Moruga(1)				4.9	—	—	0.6
Other:
Directors/officers(3)				2.3	5.1	0.2	—
(1)Effective May 1, 2022, Moruga was prospectively consolidated into the Company’s financial statements (refer to Note 3 for more details), thereby eliminating related party transactions. Related party transactions prior to consolidation are presented the same as in prior periods. The Company provided loans to Moruga to support growth and expansion projects, bearing interest at 6.5%, due December 31, 2023. The Company also provides packing and cooling services for blueberries and leases owned land to Moruga.
(2)The Company has provided loans to Copaltas to support growth and expansion projects, bearing interest at 6.66%, which had an amended due date of August 31, 2022. As of October 31, 2022, the principal balance of the loan was fully repaid.
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
15.     Segment and Revenue Information
We have three operating segments which are also reportable segments. Our reportable segments are presented based on how information is used by our CEO, who is the chief operating decision maker, to measure performance and allocate resources. After the consolidation of Moruga on May 1, 2022 (refer to Notes 2 and 3 for more information), the information used by the CEO changed to include the results of Moruga, and as such, we determined our reportable segments to be:
•Marketing and Distribution. Our Marketing and Distribution reportable segment sources fruit from growers and then distributes the fruit through our global distribution network.
•International Farming. International Farming owns and operates orchards from which substantially all fruit produced is sold to our Marketing and Distribution segment. Its farming activities range from cultivating early-stage plantings to harvesting from mature trees, and it also earns service revenues for packing and processing for our Blueberries segment, as well as for third-

MISSION PRODUCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
party producers of other crops during the avocado off-harvest season. Operations are principally located in Peru, with smaller operations emerging in other areas of Latin America.
•Blueberries. The new Blueberries segment represents the results of Moruga, subsequent to its consolidation on May 1, 2022. Moruga’s farming activities include cultivating early-stage blueberry plantings and harvesting mature bushes. Substantially all of blueberries produced are sold to a single distributor under an exclusive marketing agreement.
The CEO evaluates and monitors segment performance primarily through segment sales and segment adjusted EBITDA. Adjusted EBITDA refers to net income (loss), before interest expense, income taxes, depreciation and amortization expense, stock-based compensation expense, other income (expense), and income (loss) from equity method investees, further adjusted by asset impairment and disposals, net of insurance recoveries, farming costs for nonproductive orchards (which represents land lease costs), certain noncash and nonrecurring ERP costs, transaction costs, material legal settlements, amortization of inventory adjustments recognized from business combinations, and any special, non-recurring, or one-time items such as remeasurements or impairments, and any portion of these items attributable to the noncontrolling interest, all of which are excluded from the results the CEO reviews uses to assess segment performance and results. We believe that adjusted EBITDA by segment provides useful information for analyzing the underlying business results as well as allowing investors a means to evaluate the financial results of each reportable segment in relation to the Company as a whole. These measures are not in accordance with, nor are they a substitute for or superior to, the comparable GAAP financial measures.
Net sales from each of our reportable segments were as follows.

	Marketing and Distribution	International Farming	Blueberries	Total	Marketing and Distribution	International Farming	Total	Marketing and Distribution	International Farming	Total
	Years ended October 31,
(In millions)	2022				2021			2020
Third party sales	$1,016.1	$19.1	$10.8	$1,045.9	$872.0	$19.7	$891.7	$846.9	$15.4	$862.3
Affiliated sales	—	95.6	—	95.6	—	84.9	84.9	—	66.4	66.4
Total segment sales	$1,016.1	$114.7	$10.8	$1,141.5	$872.0	$104.6	$976.6	$846.9	$81.8	$928.7
Intercompany eliminations	—	(95.6)	—	(95.6)	—	(84.9)	(84.9)	—	(66.4)	(66.4)
Total net sales	$1,016.1	$19.1	$10.8	$1,045.9	$872.0	$19.7	$891.7	$846.9	$15.4	$862.3
Supplemental sales information is as follows.

	Years ended October 31,
(In millions)	2022	2021	2020
By type
Avocado	$998.4	$864.5	$845.7
Blueberry(1)	10.8	—	—
Mango	17.5	6.0	0.3
Other	19.2	21.2	16.3
Total net sales	$1,045.9	$891.7	$862.3
By customer location
United States	854.7	674.7	659.5
Rest of world	191.2	217.0	202.8
Total net sales	$1,045.9	$891.7	$862.3
(1)Blueberry sales are generated entirely by our Blueberries segment, and are therefore reported prospectively from May 1, 2022.

MISSION PRODUCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Adjusted EBITDA for each of our reportable segments was as follows:

	Years ended October 31,
(In millions)	2022	2021	2020
Marketing & Distribution adjusted EBITDA	$23.5	$51.4	$68.2
International Farming adjusted EBITDA	23.3	33.9	23.3
Blueberries adjusted EBITDA	0.8	—	—
Total reportable segment adjusted EBITDA	$47.6	$85.3	$91.5
Net (loss) income	(34.9)	44.9	28.8
Interest expense	5.5	3.7	6.7
Provision for income taxes	3.7	21.1	15.0
Depreciation and amortization(1)	24.8	20.4	18.1
Equity method income	(5.1)	(7.5)	(4.0)
Stock-based compensation	3.6	2.6	5.0
Other (income) expense, net	(4.4)	(1.3)	0.7
Legal settlement	—	0.8	—
Asset impairment and disposals, net of insurance recoveries	0.4	(0.2)	—
Farming costs for nonproductive orchards	1.5	0.8	—
ERP costs(2)	4.6	—	—
Amortization of inventory adjustment recognized from business combination	0.4	—	—
Goodwill impairment	49.5	—	—
Remeasurement gain on business combination with Moruga	(2.0)	—	—
Impairment on equity method investment	—	—	21.2
Transaction costs	0.6	—	—
Noncontrolling interest(3)	(0.6)	—	—
Total adjusted EBITDA	$47.6	$85.3	$91.5
(1)Includes $1.4 million of depreciation and amortization on purchase accounting assets including property, plant and equipment step-up and an intangible asset for the year ended October 31, 2022.
(2)Includes recognition of deferred implementation costs and non-recurring post-implementation process reengineering costs.
(3)Represents net loss attributable to noncontrolling interest plus the impact of non-GAAP adjustments, allocable to the noncontrolling owner based on their percentage of ownership interest.
Property, plant and equipment, net attributed to geographic areas was as follows:

	October 31,
(In millions)	2022	2021
North America	$153.0	$161.7
South America	331.9	261.7
Europe	4.8	0.8
Property, plant and equipment, net	$489.7	$424.2
16.      Subsequent Event
In November 2022, Moruga entered into a 25-year lease agreement with a company owned by one of our directors for approximately 1,500 acres of land in Chao, Peru. The land lease was secured for the new capital project approved by the shareholders of Moruga in May 2022 (see Note 3). Approximately two-thirds of the area was delivered upon execution of the lease, with the remainder expected to be delivered at the start of fiscal 2024. Total undiscounted lease payments associated with the lease agreement are approximately $60 million. The rental rate in the lease was comparable to market rates and reflective of an arms-length transaction.