Form 10-Q
period 2023-01-31
Mission Produce, Inc.
filed 2023-03-09
CIK 1802974

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________
FORM 10-Q
_____________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2023
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒
As of March 1, 2023, the registrant had 70,733,090 shares of common stock at $0.001 par value outstanding.

MISSION PRODUCE, INC.
TABLE OF CONTENTS

FORM 10-Q
FISCAL FIRST QUARTER 2023

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
•Other risks and factors listed under “Item 1A. Risk Factors” in our most recent Annual Report on Form 10-K for the year ended October 31, 2022 and elsewhere in this report.
We have based the forward-looking statements contained in this report primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations, prospects, business strategy and financial needs. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, assumptions and other factors described in “Item 1A. Risk Factors” in our most recent Annual Report on Form 10-K for the year ended October 31, 2022 and elsewhere in this report. These risks are not exhaustive. Other sections of this report include additional factors that could adversely impact our business and financial performance. Furthermore, new risks and uncertainties emerge from time to time and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this report. We cannot assure you that the results, events and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.
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

PART I- FINANCIAL INFORMATION
Item 1.        Financial Statements
MISSION PRODUCE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In millions, except for shares)	January 31, 2023	October 31, 2022
Assets
Current Assets:
Cash and cash equivalents	$39.2	$52.8
Restricted cash	1.0	1.1
Accounts receivable
Trade, net of allowances of $0.3 and $0.3, respectively	64.3	62.9
Grower and fruit advances	1.8	1.8
Other	11.2	17.3
Inventory	76.8	73.1
Prepaid expenses and other current assets	10.1	11.1
Income taxes receivable	11.2	8.0
Total current assets	215.6	228.1
Property, plant and equipment, net	511.6	489.7
Operating lease right-of-use assets	74.2	65.4
Equity method investees	25.5	27.1
Deferred income tax assets, net	8.3	8.1
Goodwill	39.4	39.4
Intangible asset, net	0.8	2.0
Other assets	21.6	19.7
Total assets	$897.0	$879.5

Liabilities and Equity
Liabilities
Accounts payable	$30.5	$34.4
Accrued expenses	29.4	30.1
Income taxes payable	0.5	1.0
Grower payables	25.4	24.3
Short-term borrowings	—	2.5
Long-term debt—current portion	3.6	3.5
Operating leases—current portion	4.9	4.7
Finance leases—current portion	1.2	1.2
Total current liabilities	95.5	101.7
Long-term debt, net of current portion	146.0	136.9
Operating leases, net of current portion	72.6	63.9
Finance leases, net of current portion	15.3	1.4
Income taxes payable	3.1	3.1
Deferred income tax liabilities, net	29.0	29.4
Other long-term liabilities	21.4	20.2
Total liabilities	382.9	356.6
Commitments and contingencies (Note 6)
Shareholders’ Equity
Common stock ($0.001 par value, 1,000,000,000 shares authorized; 70,733,090 and 70,669,535 shares issued and outstanding as of January 31, 2023 and October 31, 2022, respectively)	0.1	0.1
Additional paid-in capital	229.6	229.3
Accumulated other comprehensive loss	(1.2)	(1.7)
Retained earnings	265.6	274.4
Mission Produce shareholders' equity	494.1	502.1
Noncontrolling interest	20.0	20.8
Total equity	514.1	522.9
Total liabilities and equity	$897.0	$879.5
See accompanying notes to unaudited condensed consolidated financial statements.

MISSION PRODUCE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF LOSS (UNAUDITED)

	Three Months Ended January 31,
(In millions, except for per share amounts)	2023	2022
Net sales	$213.5	$216.6
Cost of sales	204.5	216.1
Gross profit	9.0	0.5
Selling, general and administrative expenses	19.1	18.7
Operating loss	(10.1)	(18.2)
Interest expense	(2.4)	(0.9)
Equity method income	1.0	1.6
Other (expense) income, net	(0.8)	1.6
Loss before income taxes	(12.3)	(15.9)
Income tax benefit	(1.7)	(2.5)
Net loss	$(10.6)	$(13.4)
Net loss attributable to noncontrolling interest	(1.8)	—
Net loss attributable to Mission Produce	$(8.8)	$(13.4)

Net loss per share attributable to Mission Produce:
Basic	$(0.12)	$(0.19)
Diluted	$(0.12)	$(0.19)
See accompanying notes to unaudited condensed consolidated financial statements.

MISSION PRODUCE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

	Three Months Ended January 31,
(In millions)	2023	2022
Net loss	$(10.6)	$(13.4)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	0.5	(0.3)
Total comprehensive loss, net of tax	(10.1)	(13.7)
Comprehensive loss attributable to noncontrolling interest	(1.8)	—
Comprehensive loss attributable to Mission Produce	$(8.3)	$(13.7)
See accompanying notes to unaudited condensed consolidated financial statements.

MISSION PRODUCE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)

(In millions, except for shares)	Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings	Noncontrolling interest	Total equity
	Shares	Amount
Balance at October 31, 2021	70,631,525	$0.1	$225.6	$(0.5)	$309.0	$—	$534.2
Stock-based compensation	—	—	0.8	—	—	—	0.8
Net loss	—	—	—	—	(13.4)	—	(13.4)
Other comprehensive loss	—	—	—	(0.3)	—	—	(0.3)
Balance at January 31, 2022	70,631,525	$0.1	$226.4	$(0.8)	$295.6	$—	$521.3

Balance at October 31, 2022	70,669,535	$0.1	$229.3	$(1.7)	$274.4	$20.8	$522.9
Stock-based compensation	—	—	0.7	—	—	—	0.7
Exercise of stock options	8,500	—	—	—	—	—	—
Issuance of common stock for equity awards, net of shares withheld for the settlement of taxes	55,055	—	(0.4)	—	—	—	(0.4)
Contributions from noncontrolling interest holders	—	—	—	—	—	1.0	1.0
Net loss	—	—	—	—	(8.8)	(1.8)	(10.6)
Other comprehensive income	—	—	—	0.5	—	—	0.5
Balance at January 31, 2023	70,733,090	$0.1	$229.6	$(1.2)	$265.6	$20.0	$514.1
See accompanying notes to unaudited condensed consolidated financial statements.

MISSION PRODUCE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)

	Three Months Ended January 31,
(In millions)	2023	2022
Operating Activities
Net loss	$(10.6)	$(13.4)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	9.3	4.5
Amortization of debt issuance costs	0.1	0.1
Equity method income	(1.0)	(1.6)
Noncash lease expense	1.4	1.2
Stock-based compensation	0.7	0.8
Dividends received from equity method investees	2.7	2.2
Losses on asset impairment, disposals and sales, net of insurance recoveries	0.3	0.1
Deferred income taxes	(0.5)	—
Unrealized losses (gains) on derivative financial instruments	0.1	(0.8)
Effect on cash of changes in operating assets and liabilities:
Trade accounts receivable	(1.2)	(27.6)
Grower fruit advances	—	(2.9)
Other receivables	6.1	3.1
Inventory	(3.8)	(29.8)
Prepaid expenses and other current assets	0.8	0.1
Income taxes receivable	(3.2)	(4.2)
Other assets	(1.2)	0.6
Accounts payable and accrued expenses	(1.7)	13.3
Income taxes payable	(0.5)	(0.1)
Grower payables	1.1	15.1
Operating lease liabilities	(1.4)	(0.7)
Other long-term liabilities	1.2	(1.4)
Net cash used in operating activities	$(1.3)	$(41.4)
Investing Activities
Purchases of property, plant and equipment	(17.6)	(20.9)
Investment in equity method investees	(0.3)	—
Loan repayments from equity method investees	—	1.0
Other	—	(0.2)
Net cash used in investing activities	$(17.9)	$(20.1)
Financing Activities
Borrowings on revolving credit facility	10.0	—
Repayment of short-term borrowings	(2.5)	—
Principal payments on long-term debt obligations	(0.9)	(2.2)
Principal payments on finance lease obligations	(1.7)	(0.3)
Taxes paid related to shares withheld from the settlement of equity awards	(0.4)	—
Contributions from noncontrolling interest holders	1.0	—
Net cash provided by (used in) financing activities	$5.5	$(2.5)
Net decrease in cash, cash equivalents and restricted cash	(13.7)	(64.0)
Cash, cash equivalents and restricted cash, beginning of period	53.9	92.2
Cash, cash equivalents and restricted cash, end of period	$40.2	$28.2

Summary of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets:

	Three Months Ended January 31,
(In millions)	2023	2022
Cash and cash equivalents	$39.2	$25.3
Restricted cash	1.0	2.9
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statements of cash flows	$40.2	$28.2
See accompanying notes to unaudited condensed consolidated financial statements.

MISSION PRODUCE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1.     General
Business
Mission Produce, Inc. together with its consolidated subsidiaries (“Mission,” “the Company,” “we,” “us” or “our”), is a global leader in the avocado industry. The Company’s expertise lies in the farming, packaging, marketing and distribution of avocados to food retailers, distributors and produce wholesalers worldwide. The Company procures avocados principally from California, Mexico and Peru. Through our various operating facilities, we grow, sort, pack, bag and ripen avocados and a small amount of other fruits for distribution to domestic and international markets. We report our results of operations in three operating segments: Marketing and Distribution, International Farming and Blueberries (see Note 11).
Basis of presentation and consolidation
The unaudited interim condensed consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and include the Company’s consolidated domestic and international subsidiaries and variable interest entity (“VIE”) for which we are the primary beneficiary and have a controlling interest. Certain information and disclosures normally included in annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. Accordingly, these unaudited interim condensed consolidated financial statements and accompanying footnotes should be read in conjunction with the Company’s Annual Report for the year ended October 31, 2022. In the opinion of management, all adjustments, of a normal recurring nature, considered necessary for a fair statement have been included in the unaudited condensed consolidated financial statements. Interim results of operations are not necessarily indicative of future results, including results that may be expected for the twelve months ended October 31, 2023.
Consolidation of VIE
On May 1, 2022, a reconsideration event occurred related to Moruga S.A.C., an entity for which we have a 60% equity ownership interest. Moruga S.A.C. is a holding company with one wholly owned subsidiary Blueberries Peru, S.A.C. (collectively referred to as “Moruga”). Moruga was previously accounted for under the equity method of accounting, where investments are stated at initial cost and adjusted for subsequent additional investments and our proportionate share of earnings or losses and distributions. As a result of the reconsideration event, we concluded that Moruga is a VIE, and that the Company is the primary beneficiary with a controlling financial interest. Based on this conclusion, Moruga was prospectively consolidated on May 1, 2022.
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

MISSION PRODUCE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
2.     Inventory
Major classes of inventory were as follows:

(In millions)	January 31, 2023	October 31, 2022
Finished goods	$28.9	$33.8
Crop growing costs	28.3	19.5
Packaging and supplies	19.6	19.8
Inventory	$76.8	$73.1

Inventory at October 31, 2022 included a $0.7 million adjustment to increase inventories recognized in the business combination with Moruga to their fair value as of May 1, 2022. These inventories, including the fair value adjustment, were recognized in cost of sales as the underlying inventories were sold.
3.    Goodwill and Intangible Asset, net
Goodwill

(In millions)	International Farming	Blueberries	Total
Goodwill as of January 31, 2023 and October 31, 2022	$26.9	$12.5	$39.4
Goodwill is tested for impairment on an annual basis in the fourth quarter, or when an event or changes in circumstances indicate that its carrying value may not be recoverable.
Intangible asset, net

(In millions)	January 31, 2023	October 31, 2022
Intangible asset, gross	$2.8	$2.8
Accumulated amortization	(2.0)	(0.8)
Intangible asset, net	$0.8	$2.0
The intangible asset, net consists of a distributor relationship entirely attributed to the business combination with Moruga on May 1, 2022. The intangible asset has an amortizable life of 2 years, to be recognized in selling, general and administrative expenses coinciding with the timing of the estimated revenues. Amortization expense was $1.2 million for the three months ended January 31, 2023. The remaining amortization expense is expected to be recognized as follows.

(In millions)	Remaining 2023	Year Ending October 31, 2024
Estimated annual amortization expense	$0.2	$0.6

4.    Details of Certain Account Balances
Accrued expenses

(In millions)	January 31, 2023	October 31, 2022
Employee-related	$13.1	$16.3
Freight	7.9	6.2
Outside fruit purchase	1.3	1.0
Legal settlement	0.8	0.8
Other	6.3	5.8
Accrued expenses	$29.4	$30.1

MISSION PRODUCE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Other long-term liabilities

(In millions)	January 31, 2023	October 31, 2022
Uncertain tax positions(1)	$18.3	$17.1
Employee-related	1.3	1.2
Other	1.8	1.9
Other long-term liabilities	$21.4	$20.2
(1)Includes uncertain tax positions related to both income taxes and other statutory tax reserves, plus related penalties and interest.

Other expense (income), net

	Three Months Ended January 31,
(In millions)	2023	2022
Losses (gains) on derivative financial instruments	$0.1	$(0.8)
Foreign currency transaction loss (gain)	0.9	(0.5)
Interest income	(0.2)	(0.1)
Other	—	(0.2)
Other expense (income), net	$0.8	$(1.6)

5.     Debt
Credit facility
Long-term debt under our syndicated credit facility with Bank of America (“BoA”) Merrill Lynch consisted of the following:

(In millions)	January 31, 2023	October 31, 2022
Revolving line of credit. The interest rate is variable, based on SOFR plus a spread that varies with the Company’s leverage ratio. As of January 31, 2023 and October 31, 2022, the interest rate was 6.42% and 5.34%, respectively. Interest is payable monthly and principal is due in full in October 2027	$50.0	$40.0
Senior term loan (A-1). The interest rate is variable, based on SOFR plus a spread that varies with the Company’s leverage ratio. As of January 31, 2023 and October 31, 2022, the interest rate was 6.41% and 5.58%, respectively. Interest is payable monthly, principal is payable quarterly and due in full in October 2027.	49.4	50.0
Senior term loan (A-2). The interest rate is variable, based on SOFR plus a spread that varies with the Company’s leverage ratio. As of January 31, 2023 and October 31, 2022, the interest rate was 6.66% and 5.83% respectively. Interest is payable monthly, principal is payable quarterly and due in full in October 2029.	49.9	50.0
Note payable to BoA. Payable in monthly installments including interest at a rate of 3.96% as of both January 31, 2023 and October 31, 2022. Principal is due July 2024.	0.8	1.0
Total long-term debt	150.1	141.0
Less debt issuance costs	(0.5)	(0.6)
Long-term debt, net of debt issuance costs	149.6	140.4
Less current portion of long-term debt	(3.6)	(3.5)
Long-term debt, net of current portion	$146.0	$136.9
The credit facility requires the Company to comply with financial and other covenants, including limitations on investments, capital expenditures, dividend payments, amounts and types of liens and indebtedness, and material asset sales. The Company is also required to maintain certain leverage and fixed charge coverage ratios. As of January 31, 2023, the Company was in compliance with all covenants of the credit facility.

MISSION PRODUCE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Other
The Company may issue standby letters of credit through banking institutions. As of January 31, 2023, total letters of credit outstanding were $0.7 million.
Certain of our consolidated subsidiaries may also enter into short-term bank borrowings from time to time. As of October 31, 2022, short-term borrowings outstanding were $2.5 million with a variable interest rate of 6.65%, all of which was repaid in the three months ended January 31, 2023.
Interest rate swaps
The Company has four separate interest rate swaps with a total notional amount of $100 million to hedge changes in variable interest rates on the principal value of the Company’s term loans. The interest rate swaps carry fixed LIBOR rates ranging from 1.75% to 2.57%. We account for the interest rate swaps in accordance with ASC 815, Derivatives and Hedging, as amended, which requires the recognition of all derivative instruments as either assets or liabilities in the consolidated balance sheets and measurement of those instruments at fair value. The Company has not designated the interest rate swaps as cash flow hedges, and as a result under the accounting guidance, changes in the fair value of the interest rate swaps have been recorded in other (expense) income, net in the condensed consolidated statements of loss and changes in the asset are presented in net cash used in operating activities in the condensed consolidated statements of cash flow. Refer to Note 8 for more details.
6.      Commitments and Contingencies
Litigation
The Company is involved from time to time in claims, proceedings, and litigation, including the following:
On April 23, 2020, former Mission Produce, Inc. employees filed a class action lawsuit in the Superior Court of the State of California for the County of Los Angeles against us alleging violation of certain wage and labor laws in California, including failure to pay all overtime wages, minimum wage violations, and meal and rest period violations, among others. Additionally, on June 10, 2020, former Mission Produce, Inc. employees filed a class action lawsuit in the Superior Court of the State of California for the County of Ventura against us alleging similar violations of certain wage and labor laws. The plaintiffs in both cases seek damages primarily consisting of class certification and payment of wages earned and owed, plus other consequential and special damages. While the Company believes that it did not violate any wage or labor laws, it nevertheless decided to settle these class action lawsuits. In May 2021, the plaintiffs in both class action lawsuits and the Company agreed preliminarily to a comprehensive settlement to resolve both class action cases for a total of $0.8 million, which the Company recorded as a loss contingency in selling, general and administrative expenses in the consolidated statements of income during the three months ended April 30, 2021. The parties executed a stipulation of settlement agreement on such terms in November 2021. This preliminary settlement was approved by the applicable courts in October 2022. In the course of preparing to send out notices to the settlement class, issues arose regarding the nature and scope of the settlement, specifically with respect to the universe of participants in the settlement class, which the parties have been unable to resolve to-date. The parties intend to petition the court to enforce the terms of the settlement as each party has understood them to be. An informal conference before the judge is scheduled for March 2023.
The outcomes of our legal proceedings and other contingencies are inherently unpredictable, subject to significant uncertainties, and if one or more legal matters were resolved against the Company in a reporting period for amounts above management’s expectations, the Company’s financial condition and operating results for that period could be materially adversely affected.
7.     Income Taxes
The income tax benefit recorded for the three months ended January 31, 2023 and 2022 differs from the income taxes expected at the U.S. federal statutory tax rate of 21.0%, primarily due to income attributable to foreign jurisdictions which is taxed at different rates, changes in foreign exchange rates taxable in foreign jurisdictions, state taxes, nondeductible tax items, changes in uncertain tax positions (“UTP”), and changes in tax law affecting the rate in future years.

MISSION PRODUCE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As of January 31, 2023, the Company had $16.0 million accrued in UTP on income taxes, of which $8.9 million relates to interest and penalties, inclusive of inflationary adjustments. The period for assessing interest and penalties has expired. However, the Company continues to record certain statutory adjustments related to inflation. Changes in the UTP related to changes in foreign exchange rates during the period are included in other (expense) income, net in the condensed consolidated statements of loss.

8.     Fair Value Measurements
Financial assets measured and recorded at fair value on a recurring basis included in the condensed consolidated balance sheets were as follows:

	January 31, 2023				October 31, 2022
(In millions)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Mutual funds	$1.3	$1.3	$—	$—	$1.2	$1.2	$—	$—
Interest rate swap	2.0	—	2.0	—	$2.6	—	2.6	—
Our mutual fund investments relate to our deferred compensation plan, which are held in a Rabbi trust included in other assets in our condensed consolidated balance sheets. The funds are measured at quoted prices in active markets, which is equivalent to their fair value.
The fair value of interest rate swaps is determined using widely accepted valuation techniques, including the discounted cash flow method. The analysis reflects the contractual terms of the swaps, including the period to maturity, and uses observable market-based inputs, including interest rate curves (“significant other observable inputs”). The fair value calculation also includes an amount for risk of non-performance using “significant unobservable inputs” such as estimates of current credit spreads to evaluate the likelihood of default. The Company has concluded, as of January 31, 2023 and October 31, 2022, the fair value associated with the “significant unobservable inputs” relating to the Company’s risk of non-performance was insignificant to the overall fair value of the interest rate swap agreements and, as a result, the Company has determined that the relevant inputs for purposes of calculating the fair value of the interest rate swap agreements, in their entirety, were based upon “significant other observable inputs”. The assets associated with the interest rate swaps have been included in prepaid expenses and other current assets and other assets in the condensed consolidated balance sheets and gains and losses for the interest rate swaps have been included in other (expense) income, net in the condensed consolidated statements of loss.

MISSION PRODUCE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
9.    Earnings Per Share

	Three Months Ended January 31,
	2023	2022
Numerator:
Net loss attributable to Mission Produce (in millions)	$(8.8)	$(13.4)
Denominator:
Weighted average shares of common stock outstanding, used in computing basic earnings per share	70,688,785	70,631,525
Effect of dilutive stock options	—	—
Effect of dilutive RSUs	—	—
Weighted average shares of common stock outstanding, used in computing diluted earnings per share	70,688,785	70,631,525
Earnings per share
Basic	$(0.12)	$(0.19)
Diluted	$(0.12)	$(0.19)
Equity awards representing shares of common stock outstanding that were excluded in the computation of diluted earnings per share because their effect would have been anti-dilutive, were as follows:

	Three Months Ended January 31,
	2023	2022
Anti-dilutive stock options	547,187	2,185,487
Anti-dilutive RSUs	287,780	135,893

MISSION PRODUCE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
10.     Related Party Transactions
Transactions with related parties included in the condensed consolidated financial statements were as follows:

	Condensed Consolidated Balance Sheets
	January 31, 2023				October 31, 2022
(In millions)	Accounts receivable	Property, plant and equipment, net	Accounts payable & accrued expenses	Finance lease liabilities	Accounts receivable	Accounts payable & accrued expenses
Equity method investees:
Mr. Avocado	$0.4	$—	$—	$—	$1.5	$—
Other:
Directors/Officers(1)	0.1	15.4	1.1	14.3	0.1	2.5
Employees(2)	—	—	0.6	—	—	0.4

	Condensed Consolidated Statements of Loss
	Three Months Ended January 31, 2023			Three Months Ended January 31, 2022
(In millions)	Net sales	Cost of sales	Interest expense	Net sales	Cost of sales	Other income (expense)
Equity method investees:
Henry Avocado	$—	$—	$—	$—	$0.2	$—
Mr. Avocado	0.1	—	—	0.4	—	—
Moruga(3)	—	—	—	3.4	—	0.4
Other:
Directors/Officers(1)	0.2	0.2	0.3	0.4	0.1	—
Employees(2)	—	2.2	—	—	1.7	—
(1)The Company purchases from and sells avocados to, and provides logistics services to, a small number of entities having full or partial ownership by some of our directors/officers. These transactions are made under substantially similar terms as with other growers and customers. In November 2022, Moruga entered into a long-term land lease with a company owned by one of our directors. The rental rate in the lease was comparable to market rates and reflective of an arms-length transaction. The lease was accounted for as a finance lease right-of-use asset and is included in property, plant and equipment, net in the condensed consolidated balance sheets, with amortization and interest expense recognized in cost of sales and interest expense, respectively, in the condensed consolidated statements of loss. The portion of lease costs attributable to noncontrolling interest, net of income taxes, was $0.2 million for the three months ended January 31, 2023, and included as part of net loss attributable to noncontrolling interest in the condensed consolidated statements of loss.
(2)The Company utilizes a small number of transportation vendors in Mexico having full or partial ownership by some of our employees. The Company also purchases avocados from a small number of entities having full or partial ownership by some employees. These transactions are made under substantially similar terms as with other transportation carriers and growers.
(3)Effective May 1, 2022, Moruga was prospectively consolidated into the Company’s financial statements, at which time transactions between parties were prospectively eliminated in the consolidation of our financial statements. Transactions prior to consolidation are presented the same as in prior periods. The Company provides packing and cooling services for blueberries and leases owned land to Moruga. The Company has also provided loans to Moruga to support growth and expansion projects, bearing interest at 6.5%, due December 31, 2023.

11.     Segment and Revenue Information
We have three operating segments which are also reportable segments. Our reportable segments are presented based on how information is used by our CEO, who is the chief operating decision maker, to measure performance and allocate resources. After the consolidation of Moruga on May 1, 2022 (refer to Note 1 for more information), the information used by the CEO changed to include the results of Moruga, and as such, we determined our reportable segments to be:
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

MISSION PRODUCE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
•Blueberries. The Blueberries segment represents the results of Moruga, subsequent to its consolidation on May 1, 2022. Moruga’s farming activities include cultivating early-stage blueberry plantings and harvesting mature bushes. Substantially all of blueberries produced are sold to a single distributor under an exclusive marketing agreement.
The CEO evaluates and monitors segment performance primarily through segment sales and segment adjusted EBITDA. Adjusted EBITDA refers to net income (loss), before interest expense, income taxes, depreciation and amortization expense, stock-based compensation expense, other income (expense), and income (loss) from equity method investees, further adjusted by asset impairment and disposals, net of insurance recoveries, farming costs for nonproductive orchards (which represents land lease costs), certain noncash and nonrecurring ERP costs, transaction costs, amortization of inventory adjustments recognized from business combinations, and any special, non-recurring, or one-time items such as remeasurements or impairments, and any portion of these items attributable to the noncontrolling interest, all of which are excluded from the results the CEO reviews uses to assess segment performance and results. We believe that adjusted EBITDA by segment provides useful information for analyzing the underlying business results as well as allowing investors a means to evaluate the financial results of each reportable segment in relation to the Company as a whole. These measures are not in accordance with, nor are they a substitute for or superior to, the comparable GAAP financial measures.
Net sales from each of our reportable segments were as follows.

	Marketing and Distribution	International Farming	Blueberries	Total	Marketing and Distribution	International Farming	Total
	Three Months Ended January 31,
(In millions)	2023				2022
Third party sales	$181.8	$1.9	$29.8	$213.5	$212.3	$4.3	$216.6
Affiliated sales	—	3.8	—	3.8	—	(1.0)	(1.0)
Total segment sales	181.8	5.7	29.8	217.3	212.3	3.3	215.6
Intercompany eliminations	—	(3.8)	—	(3.8)	—	1.0	1.0
Total net sales	$181.8	$1.9	$29.8	$213.5	$212.3	$4.3	$216.6
Supplemental sales information is as follows.

	Three Months Ended January 31,
(In millions)	2023	2022
By type
Avocado	$174.0	$209.1
Blueberry(1)	29.8	—
Mango	7.3	3.0
Other	2.4	4.5
Total net sales	$213.5	$216.6
By customer location
United States	$174.6	$178.1
Rest of world	38.9	38.5
Total net sales	$213.5	$216.6
(1)Blueberry sales are generated entirely by our Blueberries segment, and are therefore reported prospectively from May 1, 2022.

MISSION PRODUCE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Adjusted EBITDA (as defined above) for each of our reportable segments was as follows:

	Three Months Ended January 31,
(In millions)	2023	2022
Marketing and Distribution adjusted EBITDA	$4.6	$(7.7)
International Farming adjusted EBITDA	(1.8)	(2.7)
Blueberries adjusted EBITDA	(0.5)	—
Total reportable segment adjusted EBITDA	$2.3	$(10.4)
Net loss	(10.6)	(13.4)
Interest expense	2.4	0.9
Income tax benefit	(1.7)	(2.5)
Depreciation and amortization(1)	9.3	4.5
Equity method income	(1.0)	(1.6)
Stock-based compensation	0.7	0.8
Asset impairment and disposals, net of insurance recoveries	0.3	0.1
Farming costs for nonproductive orchards	0.4	0.5
ERP costs(2)	0.6	1.5
Transaction costs	0.1	0.4
Amortization of inventory adjustment recognized from business combination	0.7	—
Other expense (income)	0.8	(1.6)
Noncontrolling interest(3)	0.3	—
Total adjusted EBITDA	$2.3	$(10.4)
(1)Includes depreciation and amortization of purchase accounting assets of $1.6 million and $0.1 million for the three months ended January 31, 2023 and 2022, respectively.
(2)Includes recognition of deferred implementation costs for both periods, and for the three months ended January 31, 2022, non-recurring post-implementation process reengineering costs are also included.
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
We have three operating segments which are also reportable segments:
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
•Blueberries. The Blueberries segment represents the results of Moruga, subsequent to its consolidation on May 1, 2022. Moruga’s farming activities include cultivating early-stage blueberry plantings and harvesting mature bushes. Substantially all of blueberries produced are sold to a single distributor under an exclusive marketing agreement.
Results of Operations
The operating results of our businesses are significantly impacted by the price and volume of fruit we farm, source and distribute. In addition, our results have been, and will continue to be, affected by quarterly and annual fluctuations due to a number of factors, including but not limited to pests and disease, weather patterns, changes in demand by consumers, food safety advisories, the timing of the receipt, reduction, or cancellation of significant customer orders, the gain or loss of significant customers, the availability, quality and price of raw materials, the utilization of capacity at our various locations and general economic conditions.
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

	Three Months Ended January 31,
	2023		2022
(In millions, except for percentages)	Dollars	%	Dollars	%
Net sales	$213.5	100%	$216.6	100%
Cost of sales	204.5	96%	216.1	100%
Gross profit	9.0	4%	0.5	—%
Selling, general and administrative expenses	19.1	9%	18.7	9%
Operating loss	(10.1)	(5)%	(18.2)	(8)%
Interest expense	(2.4)	(1)%	(0.9)	—%
Equity method income	1.0	—%	1.6	1%
Other (expense) income, net	(0.8)	—%	1.6	1%
Loss before income taxes	(12.3)	(6)%	(15.9)	(7)%
Income tax benefit	(1.7)	(1)%	(2.5)	(1)%
Net loss	(10.6)	(5)%	(13.4)	(6)%
Net loss attributable to noncontrolling interest	(1.8)	(1)%	—	—%
Net loss attributable to Mission Produce	$(8.8)	(4)%	$(13.4)	(6)%
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

	Three Months Ended January 31,
(In millions)	2023	2022
Net sales:
Marketing and Distribution	$181.8	$212.3
International Farming	1.9	4.3
Blueberries	29.8	—
Total net sales	$213.5	$216.6
Net sales decreased $3.1 million or 1% in the three months ended January 31, 2023 compared to the same period last year. Lower sales in our Marketing and Distribution segment were largely offset by the consolidation of revenue from our Blueberries segment. In Marketing and Distribution, a 27% decrease in average per-unit avocado sales prices was partially offset by an increase in avocado volume sold of 14%, both of which were driven by higher industry supply out of Mexico during the quarter.
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

	Three Months Ended January 31,
	2023	2022
Gross profit (in millions)	$9.0	$0.5
Gross profit as a percentage of sales	4.2%	0.2%
Gross profit increased $8.5 million or 1700% in the three months ended January 31, 2023 compared to the same period last year to $9.0 million, and gross profit percentage increased 400 basis points to 4.2% of revenue compared to the same period last year. Gross profit and gross profit percentage for the three months ended January 31, 2022 were significantly affected by challenges with the implementation of our new ERP system in our Marketing and Distribution segment. In the three months ended January 31, 2023 higher volumes had a favorable impact on fixed cost absorption while the lower pricing environment limited our ability to generate per-box margins on the buy-sell of avocados. We experienced negative gross margin within the Blueberries segment during the first quarter of 2023 as a result of weak sales prices within the European and US markets driven by strong industry supply as well as the amortization of purchase accounting adjustments associated with the business combination of Moruga during fiscal 2022.
Selling, general and administrative expenses
Selling, general and administrative (“SG&A”) expenses primarily include the costs associated with selling, professional fees, general corporate overhead and other related administrative functions.

	Three Months Ended January 31,
(In millions)	2023	2022
Selling, general and administrative expenses	$19.1	$18.7
SG&A expenses increased $0.4 million or 2% in the three months ended January 31, 2023 compared to the same period last year. The current period included the consolidation of $1.6 million in expenses from the Blueberries segment, a large portion of which was attributed to amortization of an intangible asset recognized in the business combination. This impact was partially offset by non-recurring ERP process reengineering costs incurred in the previous period.
Interest expense
Interest expense consists primarily of interest on borrowings under working capital facilities that we maintain and interest on other long-term debt used to make capital and equity investments.

	Three Months Ended January 31,
(In millions)	2023	2022
Interest expense	$2.4	$0.9
Interest expense increased $1.5 million or 167% in the three months ended January 31, 2023 compared to the same period last year. The increases were due to rising interest rates, as the majority of our outstanding debt is subject to variable rates. Additionally, we incurred interest expense of $0.3 million in the first quarter of 2023 related to a long-term land lease for blueberry development which was classified as a finance lease.

To reduce interest rate risk on our long-term debt, we have interest rate swaps with a total notional amount of $100 million to hedge changes in the variable rates applicable to our term loan principal. Gains or losses generated from the swaps are recognized in other expense (income) in the consolidated financial statements.
Equity method income
Our material equity method investees include Henry Avocado (“HAC”), Mr. Avocado, Copaltas, and up until May 1, 2022, Moruga. On May 1, 2022, Moruga became a variable interest entity and prospectively consolidated into our financial statements.

	Three Months Ended January 31,
(In millions)	2023	2022
Equity method income	$1.0	$1.6
Equity method income decreased $0.6 million or 38% in the three months ended January 31, 2023 compared to the same period last year, primarily due to the consolidation of Moruga.
Other expense (income), net
Other expense (income), net consists of interest income, currency exchange gains or losses, interest rate derivative gains or losses and other miscellaneous income and expense items.

	Three Months Ended January 31,
(In millions)	2023	2022
Other expense (income), net	$0.8	$(1.6)
Other expense was $0.8 million in three months ended January 31, 2023 compared to other income of $1.6 million in the same period last year primarily due to loss on foreign currency transactions in the current period compared to gains in the prior period, both driven by movement between the U.S. dollar and Mexican peso. Our interest rate swaps also generated gains in the previous period as a result of rising interest rates during the period.
Income taxes
The benefit or provision for income taxes consists of the consolidation of tax provisions, computed on a separate entity basis, in each country in which we have operations. We recognize the effects of tax legislation in the period in which the law is enacted. Our deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years we estimate the related temporary differences to reverse. Realization of deferred tax assets is dependent upon future earnings, the timing and amount of which are uncertain.
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

	Three Months Ended January 31,
	2023	2022
Income tax benefit (in millions)	$1.7	$2.5
Effective tax rate	13.8%	15.7%
The income tax benefit decreased $0.8 million or 32% in the three months ended January 31, 2023 compared to the same period last year primarily due to a reduction in pre-tax losses. Our effective tax rate is impacted by income attributable to foreign jurisdictions which is taxed at different rates from the U.S. federal statutory tax rate of 21%, changes in foreign exchange rates taxable in foreign jurisdictions and nondeductible tax items.
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
Adjusted EBITDA refers to net income (loss), before interest expense, income taxes, depreciation and amortization expense, stock-based compensation expense, other income (expense), and income (loss) from equity method investees, further adjusted by asset impairment and disposals, net of insurance recoveries, farming costs for nonproductive orchards (which represents land lease costs), certain noncash and nonrecurring ERP costs, transaction costs, amortization of inventory adjustments recognized from business combinations, and any special, non-recurring, or one-time items such as remeasurements or impairments, and any portion of these items attributable to the noncontrolling interest, all of which are excluded from the results the CEO reviews uses to assess segment performance and results.
Net sales

	Marketing and Distribution	International Farming	Blueberries	Total	Marketing and Distribution	International Farming	Total
	Three Months Ended January 31,
(In millions)	2023				2022
Third party sales	$181.8	$1.9	$29.8	$213.5	$212.3	$4.3	$216.6
Affiliated sales	—	3.8	—	3.8	—	(1.0)	(1.0)
Total segment sales	181.8	5.7	29.8	217.3	212.3	3.3	215.6
Intercompany eliminations	—	(3.8)	—	(3.8)	—	1.0	1.0
Total net sales	$181.8	$1.9	$29.8	$213.5	$212.3	$4.3	$216.6

Adjusted EBITDA

	Three Months Ended January 31,
(In millions)	2023	2022
Marketing and Distribution adjusted EBITDA	$4.6	$(7.7)
International Farming adjusted EBITDA	(1.8)	(2.7)
Blueberries adjusted EBITDA	(0.5)	—
Total reportable segment adjusted EBITDA	$2.3	$(10.4)
Net loss	(10.6)	(13.4)
Interest expense	2.4	0.9
Income tax benefit	(1.7)	(2.5)
Depreciation and amortization(1)	9.3	4.5
Equity method income	(1.0)	(1.6)
Stock-based compensation	0.7	0.8
Asset impairment and disposals, net of insurance recoveries	0.3	0.1
Farming costs for nonproductive orchards	0.4	0.5
ERP costs(2)	0.6	1.5
Transaction costs	0.1	0.4
Amortization of inventory adjustment recognized from business combination	0.7	—

Other expense (income)	0.8	(1.6)
Noncontrolling interest(3)	0.3	—
Total adjusted EBITDA	$2.3	$(10.4)
(1)Includes depreciation and amortization of purchase accounting assets of $1.6 million and $0.1 million for the three months ended January 31, 2023 and 2022, respectively.
(2)Includes recognition of deferred implementation costs for both periods, and for the three months ended January 31, 2022, non-recurring post-implementation process reengineering costs are also included.
(3)Represents net loss attributable to noncontrolling interest plus the impact of non-GAAP adjustments, allocable to the noncontrolling owner based on their percentage of ownership interest.
Marketing and Distribution
Net sales in our Marketing and Distribution segment decreased $30.5 million or 14% in the three months ended January 31, 2023 compared to the same period last year, primarily due to a 27% decrease in average per-unit avocado sales prices, partially offset by an increase in avocado volume sold of 14%, both of which were driven by higher industry supply out of Mexico during the quarter.
Segment adjusted EBITDA increased $12.3 million or 160% in the three months ended January 31, 2023 compared to the same period last year primarily due to the same factors impacting segment gross profit as described above.
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
Total segment sales in our International Farming segment increased $2.4 million, or 73% in the three months ended January 31, 2023 compared to the same period last year due primarily to higher packing and cooling service revenue for our blueberry operations. Net sales decreased due to the consolidation of the Blueberries segment in the current period, thus eliminating sales generated from Moruga.
Segment adjusted EBITDA increased $0.9 million or 33% in the three months ended January 31, 2023 compared to the same period last year, driven by margin generated from higher segment sales combined with lower SG&A expense.
Blueberries
Sales in our Blueberries segment are concentrated in the first and fourth quarters of our fiscal year in alignment with the Peruvian blueberry harvest season, which typically runs from July through January.
Net sales in our Blueberries segment were $29.8 million and segment adjusted EBITDA was $(0.5) million for the three months ended January 31, 2023. Negative segment adjusted EBITDA was a result of weak blueberry sales prices within the European and U.S. markets driven by strong industry supply.
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

	Three Months Ended January 31,
(In millions)	2023	2022
Net loss	$(10.6)	$(13.4)
Depreciation and amortization	9.3	4.5
Equity method income	(1.0)	(1.6)
Noncash lease expense	1.4	1.2
Stock-based compensation	0.7	0.8
Dividends received from equity method investees	2.7	2.2
Deferred income taxes	(0.5)	—
Other	0.5	(0.6)
Changes in working capital	(3.8)	(34.5)
Net cash used in operating activities	$(1.3)	$(41.4)
Net cash used in operating activities was $1.3 million for the three months ended January 31, 2023, compared to $41.4 million for the same period last year. The change was driven by a reduction in our net loss despite higher depreciation and amortization expense and favorable net changes in working capital. The increase in depreciation and amortization was largely attributed to the consolidation of the Blueberries segment in the current period, inclusive of the impact of the amortization of purchase accounting adjustments. Within working capital, favorable changes in accounts receivable and inventory were partially offset by unfavorable changes in accounts payable and grower payables. Changes in inventory and grower payables were driven by lower per-unit cost of Mexican sourced fruit on-hand in comparison to prior period. Favorable changes in accounts receivable were attributed to lower per-unit sales prices, which correlate to the costing factors noted above.
Investing activities

	Three Months Ended January 31,
(In millions)	2023	2022
Purchases of property, plant and equipment	$(17.6)	$(20.9)
Investment in equity method investees	(0.3)	—
Loan repayments from equity method investees	—	1.0
Other	—	(0.2)
Net cash used in investing activities	$(17.9)	$(20.1)
Capital expenditures
In the three months ended January 31, 2023 and 2022, capital expenditures were concentrated in avocado orchard development, pre-production orchard maintenance and land improvements in Peru and Guatemala. In the first quarter of 2023, capital expenditures also included construction costs on our new UK distribution facility that is scheduled to open in spring 2023 and $4.4 million of spend related to irrigation installation and early-stage plant cultivation in our Blueberries operation.
Equity method investees
In the three months ended January 31, 2023, we made capital contributions to Mr. Avocado. In the three months ended January 31, 2022, we received an installment payment on outstanding loans to Moruga. From time to time, we may issue loans to support the working capital needs of our equity method investees, at market interest rates.

Financing activities

	Three Months Ended January 31,
(In millions)	2023	2022
Borrowings on revolving credit facility	$10.0	$—
Short-term borrowings, net	(2.5)	—
Principal payments on long-term debt obligations	(0.9)	(2.2)
Principal payments on finance lease obligations	(1.7)	(0.3)
Taxes paid related to shares withheld from the settlement of equity awards	(0.4)	—
Contributions from noncontrolling interest holders	1.0	—
Net cash provided by (used in) financing activities	$5.5	$(2.5)
Borrowings and repayments of debt
We utilize a revolving line of credit for short-term working capital purposes. Principal payments on our term loans and other notes payable are made in accordance with debt maturity schedules.
Other
Principal payments on finance lease obligations during the first quarter of 2023 primarily related to a long-term land lease by our Blueberries segment, which for accounting purposes has been classified as a finance lease.
Contributions from noncontrolling interest holders were made in support of the blueberry capital project in the Olmos region of Peru that was agreed to in conjunction with the Moruga business combination.
Capital resources

(In millions)	January 31, 2023	October 31, 2022
Cash and cash equivalents	$39.2	$52.8
Working capital(1)	120.1	126.4
(1)Includes cash and cash equivalents
Capital resources include cash flows from operations, cash and cash equivalents, and debt financing. Our Blueberries segment may also receive capital contributions or loans from shareholders, or enter into short-term bank borrowings from time to time.
Our syndicated credit facility with Bank of America has a total borrowing capacity of $250 million. The credit facility is comprised of two senior term loans totaling $100 million and a revolving credit agreement up to $150 million. The loans are secured by assets of the Company, including certain real property, personal property and capital stock of the Company’s subsidiaries. Borrowings under the credit facility bear interest at a spread over SOFR ranging from 1.5% to 2.5% depending on the Company’s consolidated total net leverage ratio. We pay fees on unused commitments on the credit facility.
As of January 31, 2023, we were required to comply with the following financial covenants: (a) a quarterly consolidated leverage ratio of not more than 3.5 to 1.00 and (b) a quarterly consolidated fixed charge coverage ratio of not less than 1.25 to 1.00. As of January 31, 2023, our consolidated leverage ratio was 2.11 to 1.00 and our consolidated fixed charge coverage ratio was 2.29 to 1.00 and we were in compliance with all such covenants of the credit facility.
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
Moruga Blueberry Project
On May 1, 2022, the shareholders of Moruga approved a new capital project to farm approximately 1,500 additional acres of blueberries in the Olmos region of Peru. The project is anticipated to require a total investment of approximately $50 million, the majority of which will be funded by cash flow generated by Moruga and supplemented by pro-rata shareholder contributions based on each shareholders’ respective ownership interest. The project is expected to be carried out in phases, commencing in fiscal year 2023. For fiscal 2023, capital expenditures related to the project are currently expected to be approximately $15.0 million, depending on timing and other factors.
Leases
We are party to various leases for facilities, land, and equipment, for which our undiscounted cash liabilities were $183.8 million as of January 31, 2023. Of that amount, approximately $60.0 million was related to the commencement of a portion of a 25-year land lease agreement in our Blueberries segment.
Long-term Debt
As of January 31, 2023, remaining maturities on our term loans and notes were $150.1 million. See Note 5 to the consolidated financial statements for more information.

Critical accounting estimates
For a discussion of our critical accounting estimates, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Operations” in our Annual Report on Form 10-K for the year ended October 31, 2022, filed with the SEC on December 22, 2022. There have been no material changes to the critical accounting estimates disclosed in such Annual Report on Form 10-K.

Item 3.        Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to “Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended October 31, 2022.

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
Changes in Internal Control Over Financial Reporting
There were no other changes in our internal control over financial reporting during the quarter ended January 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The following updates the matter discussed in “Part I, Item 3. Legal Proceedings” in our Annual Report on Form 10-K for the year ended October 31, 2022:
On April 23, 2020, former Mission Produce, Inc. employees filed a class action lawsuit in the Superior Court of the State of California for the County of Los Angeles against us alleging violation of certain wage and labor laws in California, including failure to pay all overtime wages, minimum wage violations, and meal and rest period violations, among others. Additionally, on June 10, 2020, former Mission Produce, Inc. employees filed a class action lawsuit in the Superior Court of the State of California for the County of Ventura against us alleging similar violations of certain wage and labor laws. The plaintiffs in both cases seek damages primarily consisting of class certification and payment of wages earned and owed, plus other consequential and special damages. While the Company believes that it did not violate any wage or labor laws, it nevertheless decided to settle these class action lawsuits. In May 2021, the plaintiffs in both class action lawsuits and the Company agreed preliminarily to a comprehensive settlement to resolve both class action cases for a total of $0.8 million, which the Company recorded as a loss contingency in selling, general and administrative expenses in the consolidated statements of income during the three months ended April 30, 2021. The parties executed a stipulation of settlement agreement on such terms in November 2021. This preliminary settlement was approved by the applicable courts in October 2022. In the course of preparing to send out notices to the settlement class, issues arose regarding the nature and scope of the settlement, specifically with respect to the universe of participants in the settlement class, which the parties have been unable to resolve to-date. The parties intend to petition the court to enforce the terms of the settlement as each party has understood them to be. An informal conference before the judge is scheduled for March 2023.
The outcomes of our legal proceedings and other contingencies are inherently unpredictable, subject to significant uncertainties, and if one or more legal matters were resolved against the Company in a reporting period for amounts above management’s expectations, the Company’s financial condition and operating results for that period could be materially adversely affected.

Item 1A.    Risk Factors
For a discussion of our risk factors, see “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended October 31, 2022, filed with the SEC on December 22, 2022. There have been no material changes from the risk factors previously disclosed in such Annual Report on Form 10-K, except as set forth below. The risks and uncertainties that we face are not limited to those set forth in the 2022 Form 10-K and in this quarterly report. You should carefully consider the risk factors in the 2022 Form 10-K, together with the other information contained in this quarterly report on Form 10-Q, including our financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” before making a decision to purchase or sell shares of our common stock. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business and the trading price of our common stock.

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
101
The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended January 31, 2023 formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Loss, (iii) Condensed Consolidated Statements of Loss (iv) Condensed Consolidated Statements of Changes in Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.
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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 9, 2023.

MISSION PRODUCE, INC.

/s/ Stephen J. Barnard
Stephen J. Barnard
Chief Executive Officer

/s/ Bryan E. Giles
Bryan E. Giles
Chief Financial Officer