Form 10-Q
period 2023-04-30
Mission Produce, Inc.
filed 2023-06-08
CIK 1802974

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________
FORM 10-Q
_____________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2023
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒
As of May 25, 2023, the registrant had 70,785,602 shares of common stock at $0.001 par value outstanding.

MISSION PRODUCE, INC.
TABLE OF CONTENTS

FORM 10-Q
FISCAL SECOND QUARTER 2023

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

PART I- FINANCIAL INFORMATION
Item 1.    Financial Statements
MISSION PRODUCE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In millions, except for shares)	April 30, 2023	October 31, 2022
Assets
Current Assets:
Cash and cash equivalents	$20.9	$52.8
Restricted cash	1.3	1.1
Accounts receivable
Trade, net of allowances of $0.5 and $0.3, respectively	79.0	62.9
Grower and fruit advances	4.3	1.8
Other	14.3	17.3
Inventory	96.0	73.1
Prepaid expenses and other current assets	9.9	11.1
Income taxes receivable	12.4	8.0
Total current assets	238.1	228.1
Property, plant and equipment, net	521.1	489.7
Operating lease right-of-use assets	74.7	65.4
Equity method investees	26.1	27.1
Deferred income tax assets, net	8.6	8.1
Goodwill	39.4	39.4
Intangible asset, net	0.8	2.0
Other assets	21.8	19.7
Total assets	$930.6	$879.5

Liabilities and Equity
Liabilities
Accounts payable	$30.0	$34.4
Accrued expenses	30.0	30.1
Income taxes payable	0.8	1.0
Grower payables	32.4	24.3
Short-term borrowings	—	2.5
Long-term debt—current portion	3.6	3.5
Operating leases—current portion	5.6	4.7
Finance leases—current portion	1.9	1.2
Total current liabilities	104.3	101.7
Long-term debt, net of current portion	170.2	136.9
Loans from noncontrolling interest holders	3.4	1.0
Operating leases, net of current portion	72.9	63.9
Finance leases, net of current portion	15.1	1.4
Income taxes payable	2.3	3.1
Deferred income tax liabilities, net	28.9	29.4
Other long-term liabilities	22.1	19.2
Total liabilities	419.2	356.6
Commitments and contingencies (Note 6)
Shareholders’ Equity
Common stock ($0.001 par value, 1,000,000,000 shares authorized; 70,785,682 and 70,669,535 shares issued and outstanding as of April 30, 2023 and October 31, 2022, respectively)	0.1	0.1
Additional paid-in capital	230.9	229.3
Accumulated other comprehensive loss	(0.9)	(1.7)
Retained earnings	261.0	274.4
Mission Produce shareholders' equity	491.1	502.1
Noncontrolling interest	20.3	20.8
Total equity	511.4	522.9
Total liabilities and equity	$930.6	$879.5
See accompanying notes to unaudited condensed consolidated financial statements.

MISSION PRODUCE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF (LOSS) INCOME (UNAUDITED)

	Three Months Ended April 30,		Six Months Ended April 30,
(In millions, except for per share amounts)	2023	2022	2023	2022
Net sales	$221.1	$278.1	$434.6	$494.7
Cost of sales	203.0	258.3	407.5	474.4
Gross profit	18.1	19.8	27.1	20.3
Selling, general and administrative expenses	19.3	18.7	38.4	37.4
Operating (loss) income	(1.2)	1.1	(11.3)	(17.1)
Interest expense	(2.7)	(1.1)	(5.1)	(2.0)
Equity method income	0.4	0.3	1.4	1.9
Other income (expense), net	0.6	2.9	(0.2)	4.5
(Loss) income before income taxes	(2.9)	3.2	(15.2)	(12.7)
Provision (benefit) for income taxes	1.8	0.8	0.1	(1.7)
Net (loss) income	$(4.7)	$2.4	$(15.3)	$(11.0)
Net loss attributable to noncontrolling interest	(0.1)	—	(1.9)	—
Net (loss) income attributable to Mission Produce	$(4.6)	$2.4	$(13.4)	$(11.0)

Net (loss) income per share attributable to Mission Produce:
Basic	$(0.07)	$0.03	$(0.19)	$(0.16)
Diluted	$(0.07)	$0.03	$(0.19)	$(0.16)
See accompanying notes to unaudited condensed consolidated financial statements.

MISSION PRODUCE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (UNAUDITED)

	Three Months Ended April 30,		Six Months Ended April 30,
(In millions)	2023	2022	2023	2022
Net (loss) income	$(4.7)	$2.4	$(15.3)	$(11.0)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	0.3	0.2	0.8	(0.1)
Total comprehensive loss, net of tax	(4.4)	2.6	(14.5)	(11.1)
Comprehensive loss attributable to noncontrolling interest	(0.1)	—	(1.9)	—
Comprehensive (loss) income attributable to Mission Produce	$(4.3)	$2.6	$(12.6)	$(11.1)
See accompanying notes to unaudited condensed consolidated financial statements.

MISSION PRODUCE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)

(In millions, except for shares)	Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings	Noncontrolling interest	Total equity
	Shares	Amount
Balance at October 31, 2021	70,631,525	$0.1	$225.6	$(0.5)	$309.0	$—	$534.2
Stock-based compensation	—	—	0.8	—	—	—	0.8
Net loss	—	—	—	—	(13.4)	—	(13.4)
Other comprehensive loss	—	—	—	(0.3)	—	—	(0.3)
Balance at January 31, 2022	70,631,525	$0.1	$226.4	$(0.8)	$295.6	$—	$521.3
Stock-based compensation	—	—	0.9	—	—	—	0.9
Issuance of common stock for equity awards	22,516	—	—	—	—	—	—
Net income	—	—	—	—	2.4	—	2.4
Other comprehensive income	—	—	—	0.2	—	—	0.2
Balance at April 30, 2022	70,654,041	$0.1	$227.3	$(0.6)	$298.0	$—	$524.8

Balance at October 31, 2022	70,669,535	$0.1	$229.3	$(1.7)	$274.4	$20.8	$522.9
Stock-based compensation	—	—	0.7	—	—	—	0.7
Exercise of stock options	8,500	—	—	—	—	—	—
Issuance of common stock for equity awards, net of shares withheld for the settlement of taxes	55,055	—	(0.4)	—	—	—	(0.4)
Contributions from noncontrolling interest holders	—	—	—	—	—	1.0	1.0
Net loss	—	—	—	—	(8.8)	(1.8)	(10.6)
Other comprehensive income	—	—	—	0.5	—	—	0.5
Balance at January 31, 2023	70,733,090	$0.1	$229.6	$(1.2)	$265.6	$20.0	$514.1
Stock-based compensation	—	—	1.3	—	—	—	1.3
Exercise of stock options	5,000	—	—	—	—	—	—
Issuance of common stock for equity awards, net of shares withheld for the settlement of taxes	47,592	—	—	—	—	—	—
Contributions from noncontrolling interest holders	—	—	—	—	—	0.4	0.4
Net loss	—	—	—	—	(4.6)	(0.1)	(4.7)
Other comprehensive income	—	—	—	0.3	—	—	0.3
Balance at April 30, 2023	70,785,682	$0.1	$230.9	$(0.9)	$261.0	$20.3	$511.4
See accompanying notes to unaudited condensed consolidated financial statements.

MISSION PRODUCE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)

	Six Months Ended April 30,
(In millions)	2023	2022
Operating Activities
Net loss	$(15.3)	$(11.0)
Adjustments to reconcile net loss to net cash used in operating activities
Provision for losses on accounts receivable	—	0.1
Depreciation and amortization	15.2	10.1
Amortization of debt issuance costs	0.1	0.2
Equity method income	(1.4)	(1.9)
Noncash lease expense	2.9	2.5
Stock-based compensation	2.0	1.7
Dividends received from equity method investees	2.7	2.2
Losses on asset impairment, disposals and sales, net of insurance recoveries	0.8	—
Deferred income taxes	(0.9)	(0.1)
Unrealized gains on derivative financial instruments	—	(3.0)
Effect on cash of changes in operating assets and liabilities:
Trade accounts receivable	(15.8)	(29.6)
Grower fruit advances	(2.5)	(3.7)
Other receivables	3.2	1.6
Inventory	(21.1)	(40.7)
Prepaid expenses and other current assets	1.2	0.9
Income taxes receivable	(4.4)	(5.8)
Other assets	1.4	(0.1)
Accounts payable and accrued expenses	(2.0)	7.3
Income taxes payable	(1.0)	(0.5)
Grower payables	8.2	36.4
Operating lease liabilities	(2.3)	(2.1)
Other long-term liabilities	2.9	(1.5)
Net cash used in operating activities	$(26.1)	$(37.0)
Investing Activities
Purchases of property, plant and equipment	(34.9)	(29.1)
Proceeds from sale of property, plant and equipment	0.1	2.9
Investment in equity method investees	(0.3)	(0.3)
Purchase of other investment	(2.3)	—
Loan repayments from equity method investees	—	1.0
Other	(0.1)	(0.3)
Net cash used in investing activities	$(37.5)	$(25.8)
Financing Activities
Borrowings on revolving credit facility	135.0	20.0
Payments on revolving credit facility	(100.0)	(20.0)
Repayment of short-term borrowings	(2.5)	—
Principal payments on long-term debt obligations	(1.8)	(4.4)
Principal payments on finance lease obligations	(2.0)	(0.6)
Taxes paid related to shares withheld from the settlement of equity awards	(0.4)	—
Proceeds from loan from noncontrolling interest holder	2.4	—
Equity contributions from noncontrolling interest holders	1.4	—
Net cash provided by (used in) financing activities	$32.1	$(5.0)
Effect of exchange rate changes on cash	(0.2)	(0.4)
Net decrease in cash, cash equivalents and restricted cash	(31.7)	(68.2)

	Six Months Ended April 30,
(In millions)	2023	2022
Cash, cash equivalents and restricted cash, beginning of period	53.9	92.2
Cash, cash equivalents and restricted cash, end of period	$22.2	$24.0

Summary of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets:
Cash and cash equivalents	$20.9	$21.4
Restricted cash	1.3	2.6
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statements of cash flows	$22.2	$24.0
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
Certain reclassifications have been made to previously reported balances in the unaudited condensed consolidated balance sheets in order to conform to current period presentation.
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

MISSION PRODUCE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
2.     Inventory
Major classes of inventory were as follows:

(In millions)	April 30, 2023	October 31, 2022
Finished goods	$33.9	$33.8
Crop growing costs	40.7	19.5
Packaging and supplies	21.4	19.8
Inventory	$96.0	$73.1

Inventory at October 31, 2022 included a $0.7 million adjustment to increase inventories recognized in the business combination with Moruga to their fair value as of May 1, 2022. These inventories, including the fair value adjustment, were recognized in cost of sales as the underlying inventories were sold.
3.    Goodwill and Intangible Asset, net
Goodwill

(In millions)	International Farming	Blueberries	Total
Goodwill as of April 30, 2023 and October 31, 2022	$26.9	$12.5	$39.4
Goodwill is tested for impairment on an annual basis in the fourth quarter, or when an event or changes in circumstances indicate that its carrying value may not be recoverable.
Intangible asset, net

(In millions)	April 30, 2023	October 31, 2022
Intangible asset, gross	$2.8	$2.8
Accumulated amortization	(2.0)	(0.8)
Intangible asset, net	$0.8	$2.0
The intangible asset, net consists of a distributor relationship entirely attributed to the business combination with Moruga on May 1, 2022. The intangible asset has an amortizable life of 2 years, to be recognized in selling, general and administrative expenses coinciding with the timing of the estimated revenues. Amortization expense was zero and $1.2 million for the three and six months ended April 30, 2023, respectively. The remaining amortization expense is expected to be recognized as follows.

(In millions)	Remaining 2023	Year Ending October 31, 2024
Estimated annual amortization expense	$0.2	$0.6

MISSION PRODUCE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
4.    Details of Certain Account Balances
Accrued expenses

(In millions)	April 30, 2023	October 31, 2022
Employee-related	$12.4	$16.3
Freight	7.0	6.2
Outside fruit purchase	4.8	1.0
Legal settlement	0.8	0.8
Other	5.0	5.8
Accrued expenses	$30.0	$30.1
Other long-term liabilities

(In millions)	April 30, 2023	October 31, 2022
Uncertain tax positions(1)	$19.1	$17.1
Employee-related	1.4	1.2
Other	1.6	0.9
Other long-term liabilities	$22.1	$19.2
(1)Includes uncertain tax positions related to both income taxes and other statutory tax reserves, plus related penalties and interest.

Other income (expense), net

	Three Months Ended April 30,		Six Months Ended April 30,
(In millions)	2023	2022	2023	2022
Gains (losses) on derivative financial instruments	$0.1	$2.2	$—	$3.0
Foreign currency transaction (loss) gain	(0.4)	(0.4)	(1.3)	0.1
Interest income	0.9	1.1	1.1	1.2
Other	—	—	—	0.2
Other income (expense), net	$0.6	$2.9	$(0.2)	$4.5

MISSION PRODUCE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
5.     Debt
Credit facility
Long-term debt under our syndicated credit facility with Bank of America (“BoA”) Merrill Lynch consisted of the following:

(In millions)	April 30, 2023	October 31, 2022
Revolving line of credit. The interest rate is variable, based on SOFR plus a spread that varies with the Company’s leverage ratio. As of April 30, 2023 and October 31, 2022, the interest rate was 6.76% and 5.34%, respectively. Interest is payable monthly and principal is due in full in October 2027	$75.0	$40.0
Senior term loan (A-1). The interest rate is variable, based on SOFR plus a spread that varies with the Company’s leverage ratio. As of April 30, 2023 and October 31, 2022, the interest rate was 6.83% and 5.58%, respectively. Interest is payable monthly, principal is payable quarterly and due in full in October 2027.	48.8	50.0
Senior term loan (A-2). The interest rate is variable, based on SOFR plus a spread that varies with the Company’s leverage ratio. As of April 30, 2023 and October 31, 2022, the interest rate was 7.08% and 5.83% respectively. Interest is payable monthly, principal is payable quarterly and due in full in October 2029.	49.8	50.0
Note payable to BoA. Payable in monthly installments including interest at a rate of 3.96% as of both April 30, 2023 and October 31, 2022. Principal is due July 2024.	0.7	1.0
Total long-term debt	174.3	141.0
Less debt issuance costs	(0.5)	(0.6)
Long-term debt, net of debt issuance costs	173.8	140.4
Less current portion of long-term debt	(3.6)	(3.5)
Long-term debt, net of current portion	$170.2	$136.9
The credit facility requires the Company to comply with financial and other covenants, including limitations on investments, capital expenditures, dividend payments, amounts and types of liens and indebtedness, and material asset sales. The Company is also required to maintain certain leverage and fixed charge coverage ratios. As of April 30, 2023, the Company was in compliance with all covenants of the credit facility.
Other
The Company may issue standby letters of credit through banking institutions. As of April 30, 2023, total letters of credit outstanding were $0.7 million.
Certain of our consolidated subsidiaries may also enter into short-term bank borrowings from time to time. As of October 31, 2022, short-term borrowings outstanding were $2.5 million with a variable interest rate of 6.65%, all of which was repaid in the three months ended January 31, 2023. Our Blueberries business also obtains loans from shareholders from time to time, which accrue interest at rates ranging from 5.0 to 6.5%. Amounts outstanding as of April 30, 2023 are expected to be repaid by the end of fiscal 2026.
Interest rate swaps
The Company has four separate interest rate swaps with a total notional amount of $100 million to hedge changes in variable interest rates on the principal value of the Company’s term loans. The interest rate swaps carry fixed LIBOR rates ranging from 1.75% to 2.57%. We account for the interest rate swaps in accordance with ASC 815, Derivatives and Hedging, as amended, which requires the recognition of all derivative instruments as either assets or liabilities in the consolidated balance sheets and measurement of those instruments at fair value. The Company has not designated the interest rate swaps as cash flow hedges, and as a result under the accounting guidance, changes in the fair value of the interest rate swaps have been recorded in other income (expense), net in the condensed consolidated statements of (loss) income and changes in the asset are presented in net cash used in operating activities in the condensed consolidated statements of cash flow. Refer to Note 8 for more details.

MISSION PRODUCE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
6.      Commitments and Contingencies
Litigation
The Company is involved from time to time in claims, proceedings, and litigation, including the following:
On April 23, 2020, former Mission Produce, Inc. employees filed a class action lawsuit in the Superior Court of the State of California for the County of Los Angeles against us alleging violation of certain wage and labor laws in California, including failure to pay all overtime wages, minimum wage violations, and meal and rest period violations, among others. Additionally, on June 10, 2020, former Mission Produce, Inc. employees filed a class action lawsuit in the Superior Court of the State of California for the County of Ventura against us alleging similar violations of certain wage and labor laws. The plaintiffs in both cases seek damages primarily consisting of class certification and payment of wages earned and owed, plus other consequential and special damages. While the Company believes that it did not violate any wage or labor laws, it nevertheless decided to settle these class action lawsuits. In May 2021, the plaintiffs in both class action lawsuits and the Company agreed preliminarily to a comprehensive settlement to resolve both class action cases for a total of $0.8 million, which the Company recorded as a loss contingency in selling, general and administrative expenses in the consolidated statements of income during the three months ended April 30, 2021. The parties executed a stipulation of settlement agreement on such terms in November 2021. This preliminary settlement was approved by the applicable courts in October 2022. In the course of preparing to send out notices to the settlement class, issues arose regarding the nature and scope of the settlement, specifically with respect to the universe of participants in the settlement class, which the parties have been unable to resolve to-date. The parties have fully briefed the court on the issues, and a hearing on the matter is set for July 2023.
The outcomes of our legal proceedings and other contingencies are inherently unpredictable, subject to significant uncertainties, and if one or more legal matters were resolved against the Company in a reporting period for amounts above management’s expectations, the Company’s financial condition and operating results for that period could be materially adversely affected.
7.     Income Taxes
The income tax benefit recorded for the three and six months ended April 30, 2023 and 2022 differs from the income taxes expected at the U.S. federal statutory tax rate of 21.0%, primarily due to income attributable to foreign jurisdictions which is taxed at different rates, changes in foreign exchange rates taxable in foreign jurisdictions, state taxes, nondeductible tax items, changes in uncertain tax positions (“UTP”), and changes in tax law affecting the rate in future years.
As of April 30, 2023, the Company had $18.5 million accrued in UTP on income taxes, of which $9.3 million relates to interest and penalties, inclusive of inflationary adjustments. The period for assessing interest and penalties has expired. However, the Company continues to record certain statutory adjustments related to inflation. Changes in the UTP related to changes in foreign exchange rates during the period are included in other income (expense), net in the condensed consolidated statements of (loss) income.

MISSION PRODUCE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
8.     Fair Value Measurements
Financial assets measured and recorded at fair value on a recurring basis included in the condensed consolidated balance sheets were as follows:

	April 30, 2023				October 31, 2022
(In millions)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Mutual funds	$1.4	$1.4	$—	$—	$1.2	$1.2	$—	$—
Interest rate swap	1.5	—	1.5	—	2.6	—	2.6	—
Our mutual fund investments relate to our deferred compensation plan, which are held in a Rabbi trust included in other assets in our condensed consolidated balance sheets. The funds are measured at quoted prices in active markets, which is equivalent to their fair value.
The fair value of interest rate swaps is determined using widely accepted valuation techniques, including the discounted cash flow method. The analysis reflects the contractual terms of the swaps, including the period to maturity, and uses observable market-based inputs, including interest rate curves (“significant other observable inputs”). The fair value calculation also includes an amount for risk of non-performance using “significant unobservable inputs” such as estimates of current credit spreads to evaluate the likelihood of default. The Company has concluded, as of April 30, 2023 and October 31, 2022, the fair value associated with the “significant unobservable inputs” relating to the Company’s risk of non-performance was insignificant to the overall fair value of the interest rate swap agreements and, as a result, the Company has determined that the relevant inputs for purposes of calculating the fair value of the interest rate swap agreements, in their entirety, were based upon “significant other observable inputs”. The assets associated with the interest rate swaps have been included in prepaid expenses and other current assets and other assets in the condensed consolidated balance sheets and gains and losses for the interest rate swaps have been included in other income (expense), net in the condensed consolidated statements of (loss) income.
9.    Earnings Per Share

	Three Months Ended April 30,		Six Months Ended April 30,
	2023	2022	2023	2022
Numerator:
Net (loss) income attributable to Mission Produce (in millions)	$(4.6)	$2.4	$(13.4)	$(11.0)
Denominator:
Weighted average shares of common stock outstanding, used in computing basic earnings per share	70,744,688	70,636,331	70,716,273	70,633,888
Effect of dilutive stock options	—	27,174	—	—
Effect of dilutive RSUs	—	29,918	—	—
Weighted average shares of common stock outstanding, used in computing diluted earnings per share	70,744,688	70,693,423	70,716,273	70,633,888
Earnings per share
Basic	$(0.07)	$0.03	$(0.19)	$(0.16)
Diluted	$(0.07)	$0.03	$(0.19)	$(0.16)

MISSION PRODUCE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Equity awards representing shares of common stock outstanding that were excluded in the computation of diluted earnings per share because their effect would have been anti-dilutive, were as follows:

	Three Months Ended April 30,		Six Months Ended April 30,
	2023	2022	2023	2022
Anti-dilutive stock options	2,095,106	2,033,888	2,114,228	2,184,694
Anti-dilutive RSUs	636,417	213,287	534,509	236,890

10.     Related Party Transactions
Transactions with related parties included in the condensed consolidated financial statements were as follows:

	Condensed Consolidated Balance Sheets
	April 30, 2023				October 31, 2022
(In millions)	Accounts receivable	Property, plant and equipment, net	Accounts payable & accrued expenses	Finance lease liabilities	Accounts receivable	Accounts payable & accrued expenses
Equity method investees:
Mr. Avocado	$1.6	$—	$—	$—	$1.5	$—
Other:
Directors/Officers(1)	0.2	15.5	0.6	14.9	0.1	2.5
Employees(2)	—	—	0.8	—	—	0.4

	Condensed Consolidated Statements of (Loss) Income
(In millions)	Net sales	Cost of sales	Interest expense	Net sales	Cost of sales	Other income
	Three Months Ended April 30, 2023			Three Months Ended April 30, 2022
Equity method investees:
Henry Avocado	$—	$—	$—	$—	$0.3	$—
Mr. Avocado	1.7	—	—	0.1	—	—
Moruga(3)	—	—	—	0.7	—	—
Copaltas(4)	—	—	—	—	—	0.1
Other:
Directors/Officers(1)	0.4	0.9	0.4	0.3	2.2	—
Employees(2)	—	3.1	—	—	2.4	—
	Six Months Ended April 30, 2023			Six Months Ended April 30, 2022
Equity method investees:
Henry Avocado	$—	$—	$—	$—	$0.5	$—
Mr. Avocado	1.8	—	—	0.5	—	—
Moruga(3)	—	—	—	4.1	—	0.4
Copaltas(4)	—	—	—	—	—	0.1
Other:
Directors/Officers(1))	0.6	1.1	0.7	0.7	2.3	—
Employees(2)	—	5.3	—	—	4.1	—
(1)The Company purchases from and sells avocados to, and provides logistics services to, a small number of entities having full or partial ownership by some of our directors/officers. These transactions are made under substantially similar terms as with other growers and customers. In November 2022, Moruga entered into a long-term land lease with a company owned by one of our directors. The rental rate in the lease was comparable to market rates and reflective of an arms-length transaction. The lease was accounted for as a finance lease right-of-use asset and is included in property, plant and equipment, net in the condensed consolidated balance sheets, with amortization and interest expense recognized in cost of sales and interest expense, respectively, in the condensed consolidated statements of (loss) income. The portion of lease costs attributable to noncontrolling interest, net of income taxes, was $0.1 million and $0.3 million for the three and six months ended April 30, 2023, respectively, and included as part of net loss attributable to noncontrolling interest in the condensed consolidated statements of (loss) income.

MISSION PRODUCE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
During the second quarter of 2023, we purchased 20 hectares of land in Peru from the same company owned by this same director for $0.2 million, which was comparable to market rates and reflective of an arms-length transaction.
(2)The Company utilizes a small number of transportation vendors in Mexico having full or partial ownership by some of our employees. The Company also purchases avocados from a small number of entities having full or partial ownership by some employees. These transactions are made under substantially similar terms as with other transportation carriers and growers.
(3)Effective May 1, 2022, Moruga was prospectively consolidated into the Company’s financial statements, at which time transactions between parties were prospectively eliminated in the consolidation of our financial statements. Transactions prior to consolidation are presented the same as in prior periods. The Company provides packing and cooling services for blueberries and leases owned land to Moruga. The Company has also provided loans to Moruga to support growth and expansion projects, bearing interest at 6.5%, due December 31, 2024.
(4)The Company has provided loans to Copaltas to support expansion projects, bearing interest at 6.66%. The loans have been repaid in full as of October 31, 2022.
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

MISSION PRODUCE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Net sales from each of our reportable segments were as follows.

	Marketing and Distribution	International Farming	Blueberries	Total	Marketing and Distribution	International Farming	Total
	Three Months Ended April 30,
(In millions)	2023				2022
Third party sales	$215.3	$4.1	$1.7	$221.1	$273.7	$4.4	$278.1
Affiliated sales	—	1.9	—	1.9	—	2.6	2.6
Total segment sales	215.3	6.0	1.7	223.0	273.7	7.0	280.7
Intercompany eliminations	—	(1.9)	—	(1.9)	—	(2.6)	(2.6)
Total net sales	$215.3	$4.1	$1.7	$221.1	$273.7	$4.4	$278.1
	Six Months Ended April 30,
	2023				2022
Third party sales	$397.1	$6.0	$31.5	$434.6	$486.0	$8.7	$494.7
Affiliated sales	—	5.7	—	5.7	—	1.6	1.6
Total segment sales	397.1	11.7	31.5	440.3	486.0	10.3	496.3
Intercompany eliminations	—	(5.7)	—	(5.7)	—	(1.6)	(1.6)
Total net sales	$397.1	$6.0	$31.5	$434.6	$486.0	$8.7	$494.7
Supplemental sales information is as follows.

	Three Months Ended April 30,		Six Months Ended April 30,
(In millions)	2023	2022	2023	2022
By type
Avocado	$202.9	$268.5	$376.9	$477.6
Blueberry(1)	1.7	—	31.5	—
Mango	13.0	6.6	20.3	9.6
Other	3.5	3.0	5.9	7.5
Total net sales	$221.1	$278.1	$434.6	$494.7
By customer location
United States	$183.3	$235.5	$357.9	$413.6
Rest of world	37.8	42.6	76.7	81.1
Total net sales	$221.1	$278.1	$434.6	$494.7
(1)Blueberry sales are generated entirely by our Blueberries segment and are therefore reported prospectively from May 1, 2022.

MISSION PRODUCE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Adjusted EBITDA (as defined above) for each of our reportable segments was as follows:

	Three Months Ended April 30,		Six Months Ended April 30,
(In millions)	2023	2022	2023	2022
Marketing and Distribution adjusted EBITDA	$8.6	$11.7	$13.2	$4.0
International Farming adjusted EBITDA	(1.1)	(2.5)	(2.9)	(5.2)
Blueberries adjusted EBITDA	0.1	—	(0.4)	—
Total reportable segment adjusted EBITDA	7.6	9.2	$9.9	$(1.2)
Net (loss) income	(4.7)	2.4	(15.3)	(11.0)
Interest expense	2.7	1.1	5.1	2.0
Provision (benefit) for income taxes	1.8	0.8	0.1	(1.7)
Depreciation and amortization(1)	5.9	5.6	15.2	10.1
Equity method income	(0.4)	(0.3)	(1.4)	(1.9)
Stock-based compensation	1.3	0.9	2.0	1.7
Asset impairment and disposals, net of insurance recoveries	0.5	(0.1)	0.8	—
Farming costs for nonproductive orchards	0.4	0.3	0.8	0.8
ERP costs(2)	0.5	1.3	1.1	2.8
Transaction costs	0.2	0.1	0.3	0.5
Amortization of inventory adjustment recognized from business combination	—	—	0.7	—
Other (income) expense	(0.6)	(2.9)	0.2	(4.5)
Noncontrolling interest(3)	—	—	0.3	—
Total adjusted EBITDA	$7.6	$9.2	$9.9	$(1.2)
(1)Includes depreciation and amortization of purchase accounting assets of $0.1 million and $1.7 million for the three and six months ended April 30, 2023, respectively, and zero and $0.1 million for the three and six months ended April 30, 2022, respectively.
(2)Includes recognition of deferred implementation costs for both periods, and for the three and six months ended April 30, 2022, non-recurring post-implementation process reengineering costs are also included.
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

	Three Months Ended April 30,				Six Months Ended April 30,
	2023		2022		2023		2022
(In millions, except for percentages)	Dollars	%	Dollars	%	Dollars	%	Dollars	%
Net sales	$221.1	100%	$278.1	100%	$434.6	100%	$494.7	100%
Cost of sales	203.0	92%	258.3	93%	407.5	94%	474.4	96%
Gross profit	18.1	8%	19.8	7%	27.1	6%	20.3	4%
Selling, general and administrative expenses	19.3	9%	18.7	7%	38.4	9%	37.4	8%
Operating (loss) income	(1.2)	(1)%	1.1	—%	(11.3)	(3)%	(17.1)	(3)%
Interest expense	(2.7)	(1)%	(1.1)	—%	(5.1)	(1)%	(2.0)	—%
Equity method income	0.4	—%	0.3	—%	1.4	—%	1.9	—%
Other income (expense), net	0.6	—%	2.9	1%	(0.2)	—%	4.5	1%
(Loss) income before income taxes	(2.9)	(1)%	3.2	1%	(15.2)	(3)%	(12.7)	(3)%
Provision (benefit) for income taxes	1.8	1%	0.8	—%	0.1	—%	(1.7)	—%
Net (loss) income	(4.7)	(2)%	2.4	1%	(15.3)	(4)%	(11.0)	(2)%
Net loss attributable to noncontrolling interest	(0.1)	—%	—	—%	(1.9)	—%	—	—%
Net (loss) income attributable to Mission Produce	$(4.6)	(2)%	$2.4	1%	$(13.4)	(3)%	$(11.0)	(2)%
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

	Three Months Ended April 30,		Six Months Ended April 30,
(In millions)	2023	2022	2023	2022
Net sales:
Marketing and Distribution	$215.3	$273.7	$397.1	$486.0
International Farming	4.1	4.4	6.0	8.7
Blueberries	1.7	—	31.5	—
Total net sales	$221.1	$278.1	$434.6	$494.7
Net sales decreased $57.0 million or 20% in the three months ended April 30, 2023 compared to the same period last year, largely driven by our Marketing and Distribution segment. A 36% decrease in average per-unit avocado sales prices was partially offset by an increase in avocado volume sold of 19%, both of which were driven by higher industry supply out of Mexico during the current quarter and limited supply out of Mexico in the same period last year.
Net sales decreased $60.1 million or 12% in the six months ended April 30, 2023 compared to the same period last year, primarily attributed to our Marketing and Distribution segment, partially offset by the consolidation of revenue from our Blueberries segment. A 32% decrease in average per-unit avocado sales prices was partially offset by an increase in avocado volume sold of 16%, both of which were driven by higher industry supply out of Mexico in the current year and limited supply out of Mexico in the previous year.
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
Logistics costs include land and sea transportation and expenses related to port facilities and distribution centers. Land transportation costs consist primarily of third-party trucking services to support North American distribution, while sea transportation cost consists primarily of third-party shipping of refrigerated containers from supply markets in South and Central America to demand markets in North America, Europe and Asia. Fuel prices as well as variations in containerboard prices, which affect the cost of boxes and other packaging materials, impact our product cost and our profit margins. Variations in the production yields, and other input costs also affect our cost of sales.
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

	Three Months Ended April 30,		Six Months Ended April 30,
	2023	2022	2023	2022
Gross profit (in millions)	$18.1	$19.8	$27.1	$20.3
Gross profit as a percentage of sales	8.2%	7.1%	6.2%	4.1%
Gross profit decreased $1.7 million or 9% in the three months ended April 30, 2023 compared to the same period last year to $18.1 million and gross profit percentage increased 110 basis points to 8.2% of revenue, compared to the same period last year. Gross profit was impacted primarily by the mix of volume from source regions, which favored Mexico this year, whereas the prior year period was advantaged by the positive influence from an earlier California harvest.
Gross profit increased $6.8 million or 33%, in the six months ended April 30, 2023 compared to the same period last year to $27.1 million, and gross profit percentage increased 210 basis points to 6.2% of revenue. The increases were driven by weak results in the prior year period, which were negatively affected by challenges with the implementation of our new ERP system in our Marketing and Distribution segment. The increases were partially offset by negative gross margin within the Blueberries segment during the first quarter of 2023 as a result of weak sales prices within the European and US markets driven by strong industry supply, as well as the amortization of purchase accounting adjustments associated with the business combination of Moruga during fiscal 2022.
Selling, general and administrative expenses
Selling, general and administrative (“SG&A”) expenses primarily include the costs associated with selling, professional fees, general corporate overhead and other related administrative functions.

	Three Months Ended April 30,		Six Months Ended April 30,
(In millions)	2023	2022	2023	2022
Selling, general and administrative expenses	$19.3	$18.7	$38.4	$37.4
SG&A expenses increased $0.6 million or 3% in the three months ended April 30, 2023 primarily due to the consolidation of expenses from the Blueberries segment.
SG&A expenses increased $1.0 million or 3% in the six months ended April 30, 2023 compared to the same period last year, primarily due to the consolidation of $2.1 million of expenses from the Blueberries segment in the current year, a large portion of which was attributed to amortization of an intangible asset recognized in the business combination. The Blueberries expenses were largely offset by non-recurring ERP process reengineering costs incurred in the previous period by our Marketing and Distribution segment.
Interest expense
Interest expense consists primarily of interest on borrowings under working capital facilities that we maintain and interest on other long-term debt used to make capital and equity investments. We also incur interest expense on finance leases, computed using each leases’ explicit or implicit borrowing rate.

	Three Months Ended April 30,		Six Months Ended April 30,
(In millions)	2023	2022	2023	2022
Interest expense	$2.7	$1.1	$5.1	$2.0
Interest expense increased $1.6 million or 145% and $3.1 million or 155% in the three and six months ended April 30, 2023, respectively, compared to the same periods last year. The increases were primarily related to the effect of rising interest rates on our credit facility, which is subject to variable rates, as well as higher average outstanding debt balances. Additionally, we incurred interest expense of $0.4 million and $0.7 million in the three and six months ended April 30, 2023, respectively, related to a long-term finance lease of land for blueberry development
To reduce interest rate risk on our long-term debt, we have interest rate swaps with a total notional amount of $100 million to hedge changes in the variable rates applicable to our term loan principal. Gains or losses generated from the swaps are recognized in other income (expense), net in the consolidated financial statements.
Equity method income
Our material equity method investees include Henry Avocado (“HAC”), Mr. Avocado, Copaltas, and up until May 1, 2022, Moruga. On May 1, 2022, Moruga became a variable interest entity and prospectively consolidated into our financial statements.

	Three Months Ended April 30,		Six Months Ended April 30,
(In millions)	2023	2022	2023	2022
Equity method income	$0.4	$0.3	$1.4	$1.9
Equity method income was nearly flat in the three months ended April 30, 2023 compared to the same period last year, primarily due to the consolidation of Moruga, which had incurred losses in the previous year, partially offset by higher income from HAC.
Equity method income decreased $0.5 million or 26% compared to the same period last year, primarily due to the consolidation of Moruga in the current year.
Other income (expense), net
Other income (expense), net consists of interest income, currency exchange gains or losses, interest rate derivative gains or losses and other miscellaneous income and expense items.

	Three Months Ended April 30,		Six Months Ended April 30,
(In millions)	2023	2022	2023	2022
Other income (expense), net	$0.6	$2.9	$(0.2)	$4.5

Other income decreased $2.3 million or 79% in three months ended April 30, 2023 compared to the same period last year primarily due to our interest rate swaps, which generated higher gains in the previous period as a result of rising interest rates during the period.
Other expense was $0.2 million for the six months ended April 30, 2023, compared to other income of $4.5 million in the same period last year, primarily due to gains generated on interest rate swaps in the previous period as a result of rising interest rates during the period, as well as loss on foreign currency transactions in the current period compared to gains in the prior period, both driven by movement between the U.S. dollar and Mexican peso.
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

	Three Months Ended April 30,		Six Months Ended April 30,
	2023	2022	2023	2022
Provision (benefit) for income taxes (in millions)	$1.8	$0.8	$0.1	$(1.7)
Effective tax rate	(62.1)%	25.0%	(0.7)%	13.4%
The provision for income tax increased $1.0 million or 125% in the three months ended April 30, 2023 compared to the same period last year, primarily due to a discrete charge in the current year related to an uncertain tax position in Mexico. Our effective tax rate is impacted by income attributable to foreign jurisdictions which is taxed at different rates from the U.S. federal statutory tax rate of 21%, changes in foreign exchange rates taxable in foreign jurisdictions and nondeductible tax items.
The provision for income tax for the six months ended April 30, 2023 was $0.1 million compared to a benefit of $1.7 million for the same period last year. The change was also primarily due to the discrete charge noted above.
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

Net sales

	Marketing and Distribution	International Farming	Blueberries	Total	Marketing and Distribution	International Farming	Total
	Three Months Ended April 30,
(In millions)	2023				2022
Third party sales	$215.3	$4.1	$1.7	$221.1	$273.7	$4.4	$278.1
Affiliated sales	—	1.9	—	1.9	—	2.6	2.6
Total segment sales	215.3	6.0	1.7	223.0	273.7	7.0	280.7
Intercompany eliminations	—	(1.9)	—	(1.9)	—	(2.6)	(2.6)
Total net sales	$215.3	$4.1	$1.7	$221.1	$273.7	$4.4	$278.1
	Six Months Ended April 30,
	2023				2022
Third party sales	$397.1	$6.0	$31.5	$434.6	$486.0	$8.7	$494.7
Affiliated sales	—	5.7	—	5.7	—	1.6	1.6
Total segment sales	397.1	11.7	31.5	440.3	486.0	10.3	496.3
Intercompany eliminations	—	(5.7)	—	(5.7)	—	(1.6)	(1.6)
Total net sales	$397.1	$6.0	$31.5	$434.6	$486.0	$8.7	$494.7

Adjusted EBITDA

	Three Months Ended April 30,		Six Months Ended April 30,
(In millions)	2023	2022	2023	2022
Marketing and Distribution adjusted EBITDA	$8.6	$11.7	$13.2	$4.0
International Farming adjusted EBITDA	(1.1)	(2.5)	(2.9)	(5.2)
Blueberries adjusted EBITDA	0.1	—	(0.4)	—
Total reportable segment adjusted EBITDA	7.6	9.2	$9.9	$(1.2)
Net (loss) income	(4.7)	2.4	(15.3)	(11.0)
Interest expense	2.7	1.1	5.1	2.0
Provision (benefit) for income taxes	1.8	0.8	0.1	(1.7)
Depreciation and amortization(1)	5.9	5.6	15.2	10.1
Equity method income	(0.4)	(0.3)	(1.4)	(1.9)
Stock-based compensation	1.3	0.9	2.0	1.7
Asset impairment and disposals, net of insurance recoveries	0.5	(0.1)	0.8	—
Farming costs for nonproductive orchards	0.4	0.3	0.8	0.8
ERP costs(2)	0.5	1.3	1.1	2.8
Transaction costs	0.2	0.1	0.3	0.5
Amortization of inventory adjustment recognized from business combination	—	—	0.7	—
Other (income) expense	(0.6)	(2.9)	0.2	(4.5)
Noncontrolling interest(3)	—	—	0.3	—
Total adjusted EBITDA	$7.6	$9.2	$9.9	$(1.2)
(1)Includes depreciation and amortization of purchase accounting assets of $0.1 million and $1.7 million for the three and six months ended April 30, 2023, respectively and zero and $0.1 million for the three and six months ended April 30, 2022, respectively.

(2)Includes recognition of deferred implementation costs for both periods, and for the three and six months ended April 30, 2022, non-recurring post-implementation process reengineering costs are also included.
(3)Represents net loss attributable to noncontrolling interest plus the impact of non-GAAP adjustments, allocable to the noncontrolling owner based on their percentage of ownership interest.
Marketing and Distribution
Net sales in our Marketing and Distribution segment decreased $58.4 million or 21% in the three months ended April 30, 2023 compared to the same period last year, due to the same factors impacting consolidated revenue as described above.
Segment adjusted EBITDA decreased $3.1 million or 26% in the three months ended April 30, 2023 compared to the same period last year primarily due to the same factors impacting consolidated gross profit.
Net sales decreased $88.9 million or 18% in the six months ended April 30, 2023 compared to the same period last year, primarily due to a 32% decrease in average per-unit avocado sales prices, partially offset by an increase in avocado volume sold of 16%, both of which were driven by higher industry supply out of Mexico.
Segment adjusted EBITDA increased $9.2 million or 230% in the six months ended April 30, 2023 compared to the same period last year. The increase was driven by weak results in the prior year period, which were negatively affected by challenges with the implementation of our new ERP system.
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
Total segment sales in our International Farming segment decreased $1.0 million, or 14% in the three months ended April 30, 2023 compared to the same period last year due primarily to lower packing and cooling service revenue.
Segment adjusted EBITDA improved by $1.4 million or 56% in the three months ended April 30, 2023 compared to the same period last year, due primarily to the impact of lower losses generated at our early-stage mango farms.
Total segment sales increased $1.4 million, or 14% in the six months ended April 30, 2023 compared to the same period last year due primarily to higher packing and cooling service revenue for our blueberry operations (affiliated sales) in the first quarter of 2023, as well as higher third-party service revenue. Net sales decreased due to the consolidation of the Blueberries segment in the current period, thus eliminating sales generated from Moruga.
Segment adjusted EBITDA improved by $2.3 million or 44% in the six months ended April 30, 2023 compared to the same period last year, driven by margin generated from higher affiliated sales, the impact of lower losses generated at our early-stage mango farms and lower SG&A.
Blueberries
Sales in our Blueberries segment are concentrated in the first and fourth quarters of our fiscal year in alignment with the Peruvian blueberry harvest season, which typically runs from July through January.
Net sales in our Blueberries segment were $1.7 million and segment adjusted EBITDA was $0.1 million for the three months ended April 30, 2023.

Net sales in our Blueberries segment were $31.5 million and segment adjusted EBITDA was $(0.4) million for the six months ended April 30, 2023. Negative segment adjusted EBITDA was a result of weak blueberry sales prices within the European and U.S. markets driven by strong industry supply.
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

	Six Months Ended April 30,
(In millions)	2023	2022
Net loss	$(15.3)	$(11.0)
Depreciation and amortization	15.2	10.1
Equity method income	(1.4)	(1.9)
Noncash lease expense	2.9	2.5
Stock-based compensation	2.0	1.7
Dividends received from equity method investees	2.7	2.2
Deferred income taxes	(0.9)	(0.1)
Other	0.9	(2.7)
Changes in working capital	(32.2)	(37.8)
Net cash used in operating activities	$(26.1)	$(37.0)
Net cash used in operating activities was $26.1 million for the six months ended April 30, 2023, a decrease of $10.9 million compared to the same period last year. The improvement was primarily driven by the effect of improved operating performance, net of non-cash items, combined with favorable net changes in working capital. Within working capital, favorable changes in inventory and accounts receivable were partially offset by unfavorable changes in grower payables and accounts payable. Changes in inventory and grower payables were driven by lower per-unit cost of Mexican sourced fruit on-hand in comparison to prior period. Favorable changes in accounts receivable were attributed to lower per-unit sales prices, which correlate to the costing factors noted above. Movement in accounts payable was negatively impacted by reductions in payable balances within our Blueberries segment corresponding with the end of the blueberry harvest.
Investing activities

	Six Months Ended April 30,
(In millions)	2023	2022
Purchases of property, plant and equipment	$(34.9)	$(29.1)
Proceeds from sale of property, plant and equipment	0.1	2.9
Investment in equity method investees	(0.3)	(0.3)
Purchase of other investment	(2.3)	—
Loan repayments from equity method investees	—	1.0
Other	(0.1)	(0.3)
Net cash used in investing activities	$(37.5)	$(25.8)

Capital expenditures
In the six months ended April 30, 2023 and 2022, capital expenditures were concentrated in avocado orchard development, pre-production orchard maintenance and land improvements in Peru and Guatemala. In 2023, capital expenditures also included construction costs on our new UK distribution facility and $9.1 million of spend related to irrigation installation and early-stage plant cultivation in our Blueberries operation.
Proceeds from the sale of property, plant and equipment in the six months ended April 30, 2022 were for land that had been originally intended for use as our corporate headquarters.
Equity method investees
From time to time, we may make capital contributions or loans to equity method investees to support capital expansion or working capital needs.
Other investment
In the six months ended April 30, 2023, we acquired a 5.1% equity interest in shares of common stock of a private entity in South Africa.
Financing activities

	Six Months Ended April 30,
(In millions)	2023	2022
Borrowings on revolving credit facility	$135.0	$20.0
Payments on revolving credit facility	(100.0)	(20.0)
Short-term borrowings, net	(2.5)	—
Principal payments on long-term debt obligations	(1.8)	(4.4)
Principal payments on finance lease obligations	(2.0)	(0.6)
Proceeds from loan from noncontrolling interest holder	2.4	—
Taxes paid related to shares withheld from the settlement of equity awards	(0.4)	—
Equity contributions from noncontrolling interest holders	1.4	—
Net cash provided by (used in) financing activities	$32.1	$(5.0)
Borrowings and repayments of debt
We utilize a revolving line of credit for short-term working capital purposes. Principal payments on our term loans and other notes payable are made in accordance with debt maturity schedules. Our Blueberries segment may also enter into short-term bank borrowings from time to time.
Other
Principal payments on finance lease obligations increased during 2023 primarily due to a long-term land lease by our Blueberries segment, which for accounting purposes has been classified as a finance lease.
Our Blueberries segment is also funded by shareholder loans and contributions.
Capital resources

(In millions)	April 30, 2023	October 31, 2022
Cash and cash equivalents	$20.9	$52.8
Working capital(1)	133.8	126.4
(1)Includes cash and cash equivalents

Capital resources include cash flows from operations, cash and cash equivalents, and debt financing. Our Blueberries segment may also receive capital contributions from shareholders from time to time.
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
As of April 30, 2023, we were required to comply with the following financial covenants: (a) a quarterly consolidated leverage ratio of not more than 3.5 to 1.00 and (b) a quarterly consolidated fixed charge coverage ratio of not less than 1.25 to 1.00. As of April 30, 2023, our consolidated leverage ratio was 2.73 to 1.00 and our consolidated fixed charge coverage ratio was 2.28 to 1.00 and we were in compliance with all such covenants of the credit facility.
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
Moruga Blueberry Project
On May 1, 2022, the shareholders of Moruga approved a new capital project to farm approximately 1,500 additional acres of blueberries in the Olmos region of Peru. The project is anticipated to require a total investment of approximately $50 million, which will be funded by cash flow generated by Moruga and supplemented by pro-rata shareholder contributions based on each shareholders’ respective ownership interest and third-party financing. The project is expected to be carried out in phases, commencing in fiscal year 2023. For fiscal 2023, capital expenditures related to the project are currently expected to be approximately $13.0 million, depending on timing and other factors.
Leases
We are party to various leases for facilities, land, and equipment, for which our undiscounted cash liabilities were approximately $182 million as of April 30, 2023. Of that amount, approximately $60.0 million was related to the commencement of a portion of a 25-year land lease agreement in our Blueberries segment.
Long-term Debt
As of April 30, 2023, remaining maturities on our term loans and notes were $174.3 million. See Note 5 to the consolidated financial statements for more information.

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
Changes in Internal Control Over Financial Reporting
There were no other changes in our internal control over financial reporting during the quarter ended April 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
The following updates the matter discussed in “Part I, Item 3. Legal Proceedings” in our Annual Report on Form 10-K for the year ended October 31, 2022:
On April 23, 2020, former Mission Produce, Inc. employees filed a class action lawsuit in the Superior Court of the State of California for the County of Los Angeles against us alleging violation of certain wage and labor laws in California, including failure to pay all overtime wages, minimum wage violations, and meal and rest period violations, among others. Additionally, on June 10, 2020, former Mission Produce, Inc. employees filed a class action lawsuit in the Superior Court of the State of California for the County of Ventura against us alleging similar violations of certain wage and labor laws. The plaintiffs in both cases seek damages primarily consisting of class certification and payment of wages earned and owed, plus other consequential and special damages. While the Company believes that it did not violate any wage or labor laws, it nevertheless decided to settle these class action lawsuits. In May 2021, the plaintiffs in both class action lawsuits and the Company agreed preliminarily to a comprehensive settlement to resolve both class action cases for a total of $0.8 million, which the Company recorded as a loss contingency in selling, general and administrative expenses in the consolidated statements of income during the three months ended April 30, 2021. The parties executed a stipulation of settlement agreement on such terms in November 2021. This preliminary settlement was approved by the applicable courts in October 2022. In the course of preparing to send out notices to the settlement class, issues arose regarding the nature and scope of the settlement, specifically with respect to the universe of participants in the settlement class, which the parties have been unable to resolve to-date. The parties have fully briefed the court on the issues, and a hearing on the matter is set for July 2023.
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
101
The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended April 30, 2023 formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of (Loss) Income, (iii) Condensed Consolidated Statements of (Loss) Income (iv) Condensed Consolidated Statements of Changes in Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.
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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 8, 2023.

MISSION PRODUCE, INC.

/s/ Stephen J. Barnard
Stephen J. Barnard
Chief Executive Officer

/s/ Bryan E. Giles
Bryan E. Giles
Chief Financial Officer