Form 10-Q
period 2023-07-31
Mission Produce, Inc.
filed 2023-09-11
CIK 1802974

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________
FORM 10-Q
_____________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2023
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒
As of September 1, 2023, the registrant had 70,792,120 shares of common stock at $0.001 par value outstanding.

MISSION PRODUCE, INC.
TABLE OF CONTENTS

FORM 10-Q
FISCAL THIRD QUARTER 2023

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

PART I- FINANCIAL INFORMATION
Item 1.    Financial Statements
MISSION PRODUCE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In millions, except for shares)	July 31, 2023	October 31, 2022
Assets
Current Assets:
Cash and cash equivalents	$23.0	$52.8
Restricted cash	2.1	1.1
Accounts receivable
Trade, net of allowances of $0.9 and $0.3, respectively	88.6	62.9
Grower and fruit advances	2.6	1.8
Other	18.9	17.3
Inventory	87.8	73.1
Prepaid expenses and other current assets	8.6	11.1
Income taxes receivable	12.3	8.0
Total current assets	243.9	228.1
Property, plant and equipment, net	528.0	489.7
Operating lease right-of-use assets	74.4	65.4
Equity method investees	29.4	27.1
Deferred income tax assets, net	8.9	8.1
Goodwill	39.4	39.4
Intangible asset, net	0.8	2.0
Other assets	19.6	19.7
Total assets	$944.4	$879.5

Liabilities and Equity
Liabilities
Accounts payable	$43.4	$34.4
Accrued expenses	26.1	30.1
Income taxes payable	1.3	1.0
Grower payables	28.5	24.3
Short-term borrowings	2.8	2.5
Loans from noncontrolling interest holders—current portion	0.5	—
Long-term debt—current portion	3.6	3.5
Operating leases—current portion	6.4	4.7
Finance leases—current portion	2.2	1.2
Total current liabilities	114.8	101.7
Long-term debt, net of current portion	164.3	136.9
Loans from noncontrolling interest holders, net of current portion	2.5	1.0
Operating leases, net of current portion	72.7	63.9
Finance leases, net of current portion	14.8	1.4
Income taxes payable	2.3	3.1
Deferred income tax liabilities, net	28.9	29.4
Other long-term liabilities	23.7	19.2
Total liabilities	424.0	356.6
Commitments and contingencies (Note 6)
Shareholders’ Equity
Common stock ($0.001 par value, 1,000,000,000 shares authorized; 70,791,225 and 70,669,535 shares issued and outstanding as of July 31, 2023 and October 31, 2022, respectively)	0.1	0.1
Additional paid-in capital	232.2	229.3
Accumulated other comprehensive loss	(0.2)	(1.7)
Retained earnings	267.6	274.4
Mission Produce shareholders' equity	499.7	502.1
Noncontrolling interest	20.7	20.8
Total equity	520.4	522.9
Total liabilities and equity	$944.4	$879.5
See accompanying notes to unaudited condensed consolidated financial statements.

MISSION PRODUCE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) (UNAUDITED)

	Three Months Ended July 31,		Nine Months Ended July 31,
(In millions, except for per share amounts)	2023	2022	2023	2022
Net sales	$261.4	$313.2	$696.0	$807.9
Cost of sales	233.0	270.6	640.5	745.0
Gross profit	28.4	42.6	55.5	62.9
Selling, general and administrative expenses	17.4	20.6	55.8	58.0
Operating income (loss)	11.0	22.0	(0.3)	4.9
Interest expense	(3.2)	(1.5)	(8.3)	(3.5)
Equity method income	1.8	1.7	3.2	3.6
Remeasurement gain on business combination with Moruga	—	2.0	—	2.0
Other (expense) income, net	(1.1)	(0.9)	(1.3)	3.6
Income (loss) before income taxes	8.5	23.3	(6.7)	10.6
Provision for income taxes	2.3	5.4	2.4	3.7
Net income (loss)	$6.2	$17.9	$(9.1)	$6.9
Less: Net loss attributable to noncontrolling interest	(0.4)	(0.5)	(2.3)	(0.5)
Net income (loss) attributable to Mission Produce	$6.6	$18.4	$(6.8)	$7.4

Net income (loss) per share attributable to Mission Produce:
Basic	$0.09	$0.26	$(0.10)	$0.10
Diluted	$0.09	$0.26	$(0.10)	$0.10
See accompanying notes to unaudited condensed consolidated financial statements.

MISSION PRODUCE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended July 31,		Nine Months Ended July 31,
(In millions)	2023	2022	2023	2022
Net income (loss)	$6.2	$17.9	$(9.1)	$6.9
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	0.7	(0.5)	1.5	(0.6)
Total comprehensive income (loss), net of tax	6.9	17.4	(7.6)	6.3
Less: Comprehensive loss attributable to noncontrolling interest	(0.4)	(0.5)	(2.3)	(0.5)
Comprehensive income (loss) attributable to Mission Produce	$7.3	$17.9	$(5.3)	$6.8
See accompanying notes to unaudited condensed consolidated financial statements.

MISSION PRODUCE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)

(In millions, except for shares)	Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings	Noncontrolling interest	Total equity
	Shares	Amount
Balance at October 31, 2021	70,631,525	$0.1	$225.6	$(0.5)	$309.0	$—	$534.2
Stock-based compensation	—	—	0.8	—	—	—	0.8
Net loss	—	—	—	—	(13.4)	—	(13.4)
Other comprehensive loss	—	—	—	(0.3)	—	—	(0.3)
Balance at January 31, 2022	70,631,525	$0.1	$226.4	$(0.8)	$295.6	$—	$521.3
Stock-based compensation	—	—	0.9	—	—	—	0.9
Issuance of common stock for equity awards	22,516	—	—	—	—	—	—
Net income	—	—	—	—	2.4	—	2.4
Other comprehensive income	—	—	—	0.2	—	—	0.2
Balance at April 30, 2022	70,654,041	$0.1	$227.3	$(0.6)	$298.0	$—	$524.8
Stock-based compensation	—	—	0.9	—	—	—	0.9
Issuance of common stock for equity awards	5,163	—	—	—	—	—	—
Acquired noncontrolling interest	—	—	—	—	—	20.2	20.2
Net income	—	—	—	—	18.4	(0.5)	17.9
Other comprehensive loss	—	—	—	(0.5)	—	—	(0.5)
Balance at July 31, 2022	70,659,204	$0.1	$228.2	$(1.1)	$316.4	$19.7	$563.3

Balance at October 31, 2022	70,669,535	$0.1	$229.3	$(1.7)	$274.4	$20.8	$522.9
Stock-based compensation	—	—	0.7	—	—	—	0.7
Exercise of stock options	8,500	—	—	—	—	—	—
Issuance of common stock for equity awards, net of shares withheld for the settlement of taxes	55,055	—	(0.4)	—	—	—	(0.4)
Contributions from noncontrolling interest holders	—	—	—	—	—	1.0	1.0
Net loss	—	—	—	—	(8.8)	(1.8)	(10.6)
Other comprehensive income	—	—	—	0.5	—	—	0.5
Balance at January 31, 2023	70,733,090	$0.1	$229.6	$(1.2)	$265.6	$20.0	$514.1
Stock-based compensation	—	—	1.3	—	—	—	1.3
Exercise of stock options	5,000	—	—	—	—	—	—
Issuance of common stock for equity awards, net of shares withheld for the settlement of taxes	47,592	—	—	—	—	—	—
Contributions from noncontrolling interest holders	—	—	—	—	—	0.4	0.4
Net loss	—	—	—	—	(4.6)	(0.1)	(4.7)
Other comprehensive income	—	—	—	0.3	—	—	0.3
Balance at April 30, 2023	70,785,682	$0.1	$230.9	$(0.9)	$261.0	$20.3	$511.4
Stock-based compensation	—	—	1.2	—	—	—	1.2
Exercise of stock options	5,543	—	0.1	—	—	—	0.1
Contributions from noncontrolling interest holders	—	—	—	—	—	0.8	0.8
Net income (loss)	—	—	—	—	6.6	(0.4)	6.2
Other comprehensive income	—	—	—	0.7	—	—	0.7
Balance at July 31, 2023	70,791,225	$0.1	$232.2	$(0.2)	$267.6	$20.7	$520.4
See accompanying notes to unaudited condensed consolidated financial statements.

MISSION PRODUCE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)

	Nine Months Ended July 31,
(In millions)	2023	2022
Operating Activities
Net (loss) income	$(9.1)	$6.9
Adjustments to reconcile net (loss) income to net cash used in operating activities
Provision for losses on accounts receivable	0.1	0.1
Depreciation and amortization	22.8	17.2
Amortization of debt issuance costs	0.2	0.3
Equity method income	(3.2)	(3.6)
Noncash lease expense	4.4	3.9
Stock-based compensation	3.2	2.6
Dividends received from equity method investees	2.7	2.2
Losses on asset impairment, disposals and sales, net of insurance recoveries	1.2	0.2
Deferred income taxes	(1.2)	(0.7)
Remeasurement gain on business combination with Moruga	—	(2.0)
Unrealized losses on foreign currency transactions	2.9	—
Unrealized gains on derivative financial instruments	(0.1)	(3.1)
Other	—	0.1
Effect on cash of changes in operating assets and liabilities:
Trade accounts receivable	(23.8)	(18.1)
Grower fruit advances	(0.7)	(2.5)
Other receivables	(1.4)	(0.8)
Inventory	(13.1)	(35.0)
Prepaid expenses and other current assets	2.5	1.4
Income taxes receivable	(4.3)	(0.4)
Other assets	2.3	1.1
Accounts payable and accrued expenses	5.7	10.1
Income taxes payable	(0.5)	0.9
Grower payables	4.2	20.9
Operating lease liabilities	(2.8)	(3.3)
Other long-term liabilities	0.7	(1.4)
Net cash used in operating activities	$(7.3)	$(3.0)
Investing Activities
Purchases of property, plant and equipment	(47.0)	(42.0)
Proceeds from sale of property, plant and equipment	0.1	2.9
Cash acquired in consolidation of Moruga	—	4.3
Investment in equity method investees	(1.4)	(0.4)
Purchase of other investment	(2.3)	—
Loan repayments from equity method investees	—	1.0
Other	(0.1)	—
Net cash used in investing activities	$(50.7)	$(34.2)
Financing Activities
Borrowings on revolving credit facility	145.0	40.0
Payments on revolving credit facility	(115.0)	(40.0)
Proceeds from short-term borrowings	2.8	—
Repayment of short-term borrowings	(2.5)	—
Principal payments on long-term debt obligations	(2.7)	(6.6)
Principal payments on finance lease obligations	(2.4)	(1.0)
Taxes paid related to shares withheld from the settlement of equity awards	(0.4)	—

	Nine Months Ended July 31,
(In millions)	2023	2022
Exercise of stock options	0.1	—
Proceeds from loan from noncontrolling interest holder	2.0	—
Equity contributions from noncontrolling interest holders	2.2	—
Net cash provided by (used in) financing activities	$29.1	$(7.6)
Effect of exchange rate changes on cash	0.1	(0.5)
Net decrease in cash, cash equivalents and restricted cash	(28.8)	(45.3)
Cash, cash equivalents and restricted cash, beginning of period	53.9	92.2
Cash, cash equivalents and restricted cash, end of period	$25.1	$46.9

Summary of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets:
Cash and cash equivalents	$23.0	$43.8
Restricted cash	2.1	3.1
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statements of cash flows	$25.1	$46.9
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

MISSION PRODUCE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
2.     Inventory
Major classes of inventory were as follows:

(In millions)	July 31, 2023	October 31, 2022
Finished goods	$46.2	$33.8
Crop growing costs	20.2	19.5
Packaging and supplies	21.4	19.8
Inventory	$87.8	$73.1

Inventory at October 31, 2022 included a $0.7 million adjustment to increase inventories recognized in the business combination with Moruga to their fair value as of May 1, 2022. These inventories, including the fair value adjustment, were recognized in cost of sales as the underlying inventories were sold.
3.    Goodwill and Intangible Asset, net
Goodwill

(In millions)	International Farming	Blueberries	Total
Goodwill as of July 31, 2023 and October 31, 2022	$26.9	$12.5	$39.4
Goodwill is tested for impairment on an annual basis in the fourth quarter, or when an event or changes in circumstances indicate that its carrying value may not be recoverable.
Intangible asset, net

(In millions)	July 31, 2023	October 31, 2022
Intangible asset, gross	$2.8	$2.8
Accumulated amortization	(2.0)	(0.8)
Intangible asset, net	$0.8	$2.0
The intangible asset, net consists of a distributor relationship entirely attributed to the business combination with Moruga on May 1, 2022. The intangible asset has an amortizable life of 2 years, to be recognized in selling, general and administrative expenses coinciding with the timing of the estimated revenues. Amortization expense was less than $0.1 million for both the three months ended July 31, 2023 and 2022, respectively, and $1.2 million and $0.1 million for the nine months ended July 31, 2023 and 2022, respectively. The remaining amortization expense is expected to be recognized as follows.

(In millions)	Remaining 2023	Year Ending October 31, 2024
Estimated annual amortization expense	$0.2	$0.6

MISSION PRODUCE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
4.    Details of Certain Account Balances
Accrued expenses

(In millions)	July 31, 2023	October 31, 2022
Employee-related	$9.8	$16.3
Freight	4.4	6.2
Outside fruit purchase	1.4	1.0
Legal settlement	0.8	0.8
Other	9.7	5.8
Accrued expenses	$26.1	$30.1
Other long-term liabilities

(In millions)	July 31, 2023	October 31, 2022
Uncertain tax positions(1)	$20.7	$17.1
Employee-related	1.6	1.2
Other	1.4	0.9
Other long-term liabilities	$23.7	$19.2
(1)Includes uncertain tax positions related to both income taxes and other statutory tax reserves, plus related penalties and interest.

Other expense (income), net

	Three Months Ended July 31,		Nine Months Ended July 31,
(In millions)	2023	2022	2023	2022
Gains on derivative financial instruments	$(0.1)	$(0.1)	$(0.1)	$(3.1)
Foreign currency transaction loss	1.3	1.2	2.6	1.1
Interest income	(0.2)	(0.3)	(1.3)	(1.5)
Other	0.1	0.1	0.1	(0.1)
Other expense (income), net	$1.1	$0.9	$1.3	$(3.6)

MISSION PRODUCE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
5.     Debt
Credit facility
Long-term debt under our syndicated credit facility with Bank of America (“BoA”) Merrill Lynch consisted of the following:

(In millions)	July 31, 2023	October 31, 2022
Revolving line of credit. The interest rate is variable, based on SOFR plus a spread that varies with the Company’s leverage ratio. As of July 31, 2023 and October 31, 2022, the interest rate was 7.33% and 5.34%, respectively. Interest is payable monthly and principal is due in full in October 2027	$70.0	$40.0
Senior term loan (A-1). The interest rate is variable, based on SOFR plus a spread that varies with the Company’s leverage ratio. As of July 31, 2023 and October 31, 2022, the interest rate was 7.42% and 5.58%, respectively. Interest is payable monthly, principal is payable quarterly and due in full in October 2027.	48.1	50.0
Senior term loan (A-2). The interest rate is variable, based on SOFR plus a spread that varies with the Company’s leverage ratio. As of July 31, 2023 and October 31, 2022, the interest rate was 7.67% and 5.83% respectively. Interest is payable monthly, principal is payable quarterly and due in full in October 2029.	49.6	50.0
Note payable to BoA. Payable in monthly installments including interest at a rate of 3.96% as of both July 31, 2023 and October 31, 2022. Principal is due July 2024.	0.6	1.0
Total long-term debt	168.3	141.0
Less debt issuance costs	(0.4)	(0.6)
Long-term debt, net of debt issuance costs	167.9	140.4
Less current portion of long-term debt	(3.6)	(3.5)
Long-term debt, net of current portion	$164.3	$136.9
The credit facility requires the Company to comply with financial and other covenants, including limitations on investments, capital expenditures, dividend payments, amounts and types of liens and indebtedness, and material asset sales. The Company is also required to maintain certain leverage and fixed charge coverage ratios. As of July 31, 2023, the Company was in compliance with all covenants of the credit facility.
Other
The Company may issue standby letters of credit through banking institutions. As of July 31, 2023, total letters of credit outstanding were $0.7 million.
Certain of our consolidated subsidiaries may also enter into short-term bank borrowings from time to time. Short-term borrowings outstanding were $2.8 million and $2.5 million as of July 31, 2023 and October 31, 2022, respectively, with weighted average variable interest rates of 10.46% and 6.65%, respectively. Our Blueberries business also obtains loans from shareholders from time to time, which accrue interest at rates ranging from 5.0 to 6.5%. Amounts outstanding as of July 31, 2023 are expected to be repaid by the end of fiscal 2026.
Interest rate swaps
The Company has four separate interest rate swaps with a total notional amount of $100 million to hedge changes in variable interest rates on the principal value of the Company’s term loans. The interest rate swaps carry fixed LIBOR rates ranging from 1.75% to 2.57%. The swaps expire at various dates through the second quarter of fiscal year 2024. We account for the interest rate swaps in accordance with ASC 815, Derivatives and Hedging, as amended, which requires the recognition of all derivative instruments as either assets or liabilities in the consolidated balance sheets and measurement of those instruments at fair value. The Company has not designated the interest rate swaps as cash flow hedges, and as a result under the accounting guidance, changes in the fair value of the interest rate swaps have been recorded in other (expense) income, net in the condensed consolidated statements of income (loss) and changes in the asset are presented in net cash used in operating activities in the condensed consolidated statements of cash flow. Refer to Note 8 for more details.

MISSION PRODUCE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
6.      Commitments and Contingencies
Litigation
The Company is involved from time to time in claims, proceedings, and litigation, including the following:
On April 23, 2020, former Mission Produce, Inc. employees filed a class action lawsuit in the Superior Court of the State of California for the County of Los Angeles against us alleging violation of certain wage and labor laws in California, including failure to pay all overtime wages, minimum wage violations, and meal and rest period violations, among others. Additionally, on June 10, 2020, former Mission Produce, Inc. employees filed a class action lawsuit in the Superior Court of the State of California for the County of Ventura against us alleging similar violations of certain wage and labor laws. The plaintiffs in both cases seek damages primarily consisting of class certification and payment of wages earned and owed, plus other consequential and special damages. While the Company believes that it did not violate any wage or labor laws, it nevertheless decided to settle these class action lawsuits. In May 2021, the plaintiffs in both class action lawsuits and the Company agreed preliminarily to a comprehensive settlement to resolve both class action cases for a total of $0.8 million, which the Company recorded as a loss contingency in selling, general and administrative expenses in the consolidated statements of income during the three months ended April 30, 2021. The parties executed a stipulation of settlement agreement on such terms in November 2021. This preliminary settlement was approved by the applicable courts in October 2022. In the course of preparing to send out notices to the settlement class, issues arose regarding the nature and scope of the settlement, specifically with respect to the universe of participants in the settlement class, which the parties were unable to resolve. Plaintiffs filed a motion to enforce compliance with the settlement agreement and the Company filed a cross motion to reform the stipulation of settlement, or in the alternative, to vacate the order of preliminary approval. A hearing before the court was held on this matter in July 2023. The court granted Plaintiff’s motion and directed the parties to proceed with the notice procedures to a class that includes a number of participants that the Company does not feel are appropriate to include. The court did not rule on the fairness of the settlement agreement between the parties and stated that this determination would be made at final approval and that the issues raised in the Company’s motion would be considered at that time. The Company requested an appeal of the ruling and a delay of the mailing of notice to settlement class members, but such request was denied. A final approval hearing date has been set for January 30, 2024.
The outcomes of our legal proceedings and other contingencies are inherently unpredictable, subject to significant uncertainties, and if one or more legal matters were resolved against the Company in a reporting period for amounts above management’s expectations, the Company’s financial condition and operating results for that period could be materially adversely affected.
7.     Income Taxes
The provision for income tax recorded for the three and nine months ended July 31, 2023 and 2022 differs from the income taxes expected at the U.S. federal statutory tax rate of 21.0%, primarily due to income attributable to foreign jurisdictions which is taxed at different rates, changes in foreign exchange rates taxable in foreign jurisdictions, state taxes, nondeductible tax items, changes in uncertain tax positions (“UTP”), and changes in tax law affecting the rate in future years.
As of July 31, 2023, the Company had $20.1 million accrued in UTP on income taxes, of which $10.0 million relates to interest and penalties, inclusive of inflationary adjustments. The period for assessing interest and penalties has expired. However, the Company continues to record certain statutory adjustments related to inflation. Changes in the UTP related to changes in foreign exchange rates during the period are included in other (expense) income, net in the condensed consolidated statements of income (loss).

MISSION PRODUCE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
8.     Fair Value Measurements
Financial assets measured and recorded at fair value on a recurring basis included in the condensed consolidated balance sheets were as follows:

	July 31, 2023				October 31, 2022
(In millions)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Mutual funds	$1.6	$1.6	$—	$—	$1.2	$1.2	$—	$—
Interest rate swap	0.9	—	0.9	—	2.6	—	2.6	—
Our mutual fund investments relate to our deferred compensation plan, which are held in a Rabbi trust included in other assets in our condensed consolidated balance sheets. The funds are measured at quoted prices in active markets, which is equivalent to their fair value.
The fair value of interest rate swaps is determined using widely accepted valuation techniques, including the discounted cash flow method. The analysis reflects the contractual terms of the swaps, including the period to maturity, and uses observable market-based inputs, including interest rate curves (“significant other observable inputs”). The fair value calculation also includes an amount for risk of non-performance using “significant unobservable inputs” such as estimates of current credit spreads to evaluate the likelihood of default. The Company has concluded, as of July 31, 2023 and October 31, 2022, the fair value associated with the “significant unobservable inputs” relating to the Company’s risk of non-performance was insignificant to the overall fair value of the interest rate swap agreements and, as a result, the Company has determined that the relevant inputs for purposes of calculating the fair value of the interest rate swap agreements, in their entirety, were based upon “significant other observable inputs”. The assets associated with the interest rate swaps have been included in prepaid expenses and other current assets and other assets in the condensed consolidated balance sheets and gains and losses for the interest rate swaps have been included in other (expense) income, net in the condensed consolidated statements of income (loss).
9.    Earnings Per Share

	Three Months Ended July 31,		Nine Months Ended July 31,
	2023	2022	2023	2022
Numerator:
Net income (loss) attributable to Mission Produce (in millions)	$6.6	$18.4	$(6.8)	$7.4
Denominator:
Weighted average shares of common stock outstanding, used in computing basic earnings per share	70,788,574	70,656,976	70,740,638	70,641,669
Effect of dilutive stock options	203	57,066	—	121,383
Effect of dilutive RSUs	129,253	65,865	—	21,720
Weighted average shares of common stock outstanding, used in computing diluted earnings per share	70,918,030	70,779,907	70,740,638	70,784,772
Earnings per share
Basic	$0.09	$0.26	$(0.10)	$0.10
Diluted	$0.09	$0.26	$(0.10)	$0.10

MISSION PRODUCE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Equity awards representing shares of common stock outstanding that were excluded in the computation of diluted earnings per share because their effect would have been anti-dilutive, were as follows:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2023	2022	2023	2022
Anti-dilutive stock options	1,897,256	729,660	2,103,633	732,066
Anti-dilutive RSUs	120,214	193,896	571,640	252,883

10.     Related Party Transactions
Transactions with related parties included in the condensed consolidated financial statements were as follows:

	Condensed Consolidated Balance Sheets
	July 31, 2023				October 31, 2022
(In millions)	Accounts receivable	Property, plant and equipment, net	Accounts payable & accrued expenses	Finance lease liabilities	Accounts receivable	Accounts payable & accrued expenses
Equity method investees:
Henry Avocado	$0.6	$—	$—	$—	$—	$—
Mr. Avocado	4.1	—	—	—	1.5	—
Other:
Directors/Officers(1)	0.2	15.3	0.9	15.3	0.1	2.5
Employees(2)	—	—	0.2	—	—	0.4

	Condensed Consolidated Statements of Income (Loss)
(In millions)	Net sales	Cost of sales	Interest expense	Net sales	Cost of sales	Other income
	Three Months Ended July 31, 2023			Three Months Ended July 31, 2022
Equity method investees:
Henry Avocado	$1.1	$—	$—	$2.7	$—	$—
Mr. Avocado	4.9	—	—	1.2	—	—
Other:
Directors/Officers(1)	0.3	1.6	0.3	0.2	3.5	—
Employees(2)	—	2.0	—	—	0.6	—
	Nine Months Ended July 31, 2023			Nine Months Ended July 31, 2022
Equity method investees:
Henry Avocado	$1.1	$—	$—	$2.7	$0.5	$—
Mr. Avocado	6.7	—	—	1.7	—	—
Moruga(3)	—	—	—	4.1	—	0.4
Copaltas(4)	—	—	—	—	—	0.1
Other:
Directors/Officers(1))	0.9	2.7	1.0	0.9	5.8	—
Employees(2)	—	7.3	—	—	4.7	—
(1)The Company purchases from and sells avocados to, and provides logistics services to, a small number of entities having full or partial ownership by some of our directors/officers. These transactions are made under substantially similar terms as with other growers and customers. In November 2022, Moruga entered into a long-term land lease with a company owned by one of our directors. The rental rate in the lease was comparable to market rates and reflective of an arms-length transaction. The lease was accounted for as a finance lease right-of-use asset and is included in property, plant and equipment, net in the condensed consolidated balance sheets, with amortization and interest expense recognized in cost of sales and interest expense, respectively, in the condensed consolidated statements of income (loss). The portion of lease costs attributable to noncontrolling interest, net of income taxes, was $0.2 million and $0.5 million for the three and nine months ended July 31, 2023, respectively, and included as part of net loss attributable to noncontrolling interest in the condensed consolidated statements of income (loss). During the second quarter of 2023, we purchased 20 hectares of land in Peru from the same company owned by this same director for $0.2 million, which was comparable to market rates and reflective of an arms-length transaction.

MISSION PRODUCE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

MISSION PRODUCE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Net sales from each of our reportable segments were as follows.

	Marketing and Distribution	International Farming	Blueberries	Total	Marketing and Distribution	International Farming	Blueberries	Total
	Three Months Ended July 31,
(In millions)	2023				2022
Third party sales	$256.6	$3.4	$1.4	$261.4	$308.9	$4.0	$0.3	$313.2
Affiliated sales	—	34.8	—	34.8	—	60.6	—	60.6
Total segment sales	256.6	38.2	1.4	296.2	308.9	64.6	0.3	373.8
Intercompany eliminations	—	(34.8)	—	(34.8)	—	(60.6)	—	(60.6)
Total net sales	$256.6	$3.4	$1.4	$261.4	$308.9	$4.0	$0.3	$313.2
	Nine Months Ended July 31,
	2023				2022
Third party sales	$653.7	$9.4	$32.9	$696.0	$794.9	$12.7	$0.3	$807.9
Affiliated sales	—	40.5	—	40.5	—	62.2	—	62.2
Total segment sales	653.7	49.9	32.9	736.5	794.9	74.9	0.3	870.1
Intercompany eliminations	—	(40.5)	—	(40.5)	—	(62.2)	—	(62.2)
Total net sales	$653.7	$9.4	$32.9	$696.0	$794.9	$12.7	$0.3	$807.9
Supplemental sales information is as follows.

	Three Months Ended July 31,		Nine Months Ended July 31,
(In millions)	2023	2022	2023	2022
By type
Avocado	$249.2	$303.9	$626.1	$781.5
Blueberry	1.4	0.3	32.9	0.3	(1)
Mango	6.9	3.5	27.2	13.1
Other	3.9	5.5	9.8	13.0
Total net sales	$261.4	$313.2	$696.0	$807.9
By customer location
United States	$202.4	$264.4	$560.3	$678.0
Rest of world	59.0	48.8	135.7	129.9
Total net sales	$261.4	$313.2	$696.0	$807.9
(1)Blueberry sales are generated entirely by our Blueberries segment and are therefore reported prospectively from May 1, 2022.

MISSION PRODUCE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Adjusted EBITDA (as defined above) for each of our reportable segments was as follows:

	Three Months Ended July 31,		Nine Months Ended July 31,
(In millions)	2023	2022	2023	2022
Marketing and Distribution adjusted EBITDA	$16.1	$15.5	$29.3	$19.5
International Farming adjusted EBITDA	4.9	16.3	2.0	11.1
Blueberries adjusted EBITDA	0.2	(0.2)	(0.2)	(0.2)
Total reportable segment adjusted EBITDA	21.2	31.6	$31.1	$30.4
Net income (loss)	6.2	17.9	(9.1)	6.9
Interest expense	3.2	1.5	8.3	3.5
Provision for income taxes	2.3	5.4	2.4	3.7
Depreciation and amortization(1)	7.6	7.1	22.8	17.2
Equity method income	(1.8)	(1.7)	(3.2)	(3.6)
Stock-based compensation	1.2	0.9	3.2	2.6
Asset impairment and disposals, net of insurance recoveries	0.4	0.2	1.2	0.2
Farming costs for nonproductive orchards	0.5	0.3	1.3	1.1
ERP costs(2)	0.6	1.0	1.7	3.8
Transaction costs	—	—	0.3	0.5
Amortization of inventory adjustment recognized from business combination	—	—	0.7	—
Remeasurement gain on business combination with Moruga	—	(2.0)	—	(2.0)
Other expense (income)	1.1	0.9	1.3	(3.6)
Noncontrolling interest(3)	(0.1)	0.1	0.2	0.1
Total adjusted EBITDA	$21.2	$31.6	$31.1	$30.4
(1)Includes depreciation and amortization of purchase accounting assets of $0.1 million and $1.8 million for the three and nine months ended July 31, 2023, respectively, and $0.4 million and $0.5 million for the three and nine months ended July 31, 2022, respectively.
(2)Includes recognition of deferred implementation costs for both periods, and for the three and nine months ended July 31, 2022, non-recurring post-implementation process reengineering costs are also included.
(3)Represents net loss attributable to noncontrolling interest plus the impact of non-GAAP adjustments, allocable to the noncontrolling owner based on their percentage of ownership interest.
12.    Subsequent Event
On September 6, 2023, the Board of Directors approved a stock repurchase program, which permits the Company to repurchase up to $20 million of shares of the Company’s common stock over the next 36 months. The shares may be repurchased from time to time in open market or privately negotiated transactions in such quantities and at such prices as may be authorized by certain designated officers of the Company. No shares were repurchased following approval through September 11, 2023.

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

	Three Months Ended July 31,				Nine Months Ended July 31,
	2023		2022		2023		2022
(In millions, except for percentages)	Dollars	%	Dollars	%	Dollars	%	Dollars	%
Net sales	$261.4	100%	$313.2	100%	$696.0	100%	$807.9	100%
Cost of sales	233.0	89%	270.6	86%	640.5	92%	745.0	92%
Gross profit	28.4	11%	42.6	14%	55.5	8%	62.9	8%
Selling, general and administrative expenses	17.4	7%	20.6	7%	55.8	8%	58.0	7%
Operating income (loss)	11.0	4%	22.0	7%	(0.3)	—%	4.9	1%
Interest expense	(3.2)	(1)%	(1.5)	—%	(8.3)	(1)%	(3.5)	—%
Equity method income	1.8	1%	1.7	1%	3.2	—%	3.6	—%
Remeasurement gain on business combination with Moruga	—	—%	2.0	1%	—	—%	2.0	—%
Other (expense) income, net	(1.1)	—%	(0.9)	—%	(1.3)	—%	3.6	—%
Income (loss) before income taxes	8.5	3%	23.3	7%	(6.7)	(1)%	10.6	1%
Provision for income taxes	2.3	1%	5.4	2%	2.4	—%	3.7	—%
Net income (loss)	6.2	2%	17.9	6%	(9.1)	(1)%	6.9	1%
Less: Net loss attributable to noncontrolling interest	(0.4)	—%	(0.5)	—%	(2.3)	—%	(0.5)	—%
Net income (loss) attributable to Mission Produce	$6.6	3%	$18.4	6%	$(6.8)	(1)%	$7.4	1%
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

	Three Months Ended July 31,		Nine Months Ended July 31,
(In millions)	2023	2022	2023	2022
Net sales:
Marketing and Distribution	$256.6	$308.9	$653.7	$794.9
International Farming	3.4	4.0	9.4	12.7
Blueberries	1.4	0.3	32.9	0.3
Total net sales	$261.4	$313.2	$696.0	$807.9
Net sales decreased $51.8 million or 17% in the three months ended July 31, 2023 compared to the same period last year, driven by our Marketing and Distribution segment. A 33% decrease in average per-unit avocado sales prices was partially offset by an increase in avocado volume sold of 23%, both of which were driven by higher industry supply out of Mexico during the current quarter as compared to limited supply out of Mexico in the same period last year.
Net sales decreased $111.9 million or 14% in the nine months ended July 31, 2023 compared to the same period last year, primarily attributed to our Marketing and Distribution segment, partially offset by the consolidation of revenue from our Blueberries segment. A 32% decrease in average per-unit avocado sales prices was partially offset by an increase in avocado volume sold of 19%, both of which were driven by higher industry supply out of Mexico in the current year as compared to limited supply out of Mexico in the previous year.

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

	Three Months Ended July 31,		Nine Months Ended July 31,
	2023	2022	2023	2022
Gross profit (in millions)	$28.4	$42.6	$55.5	$62.9
Gross profit as a percentage of sales	10.9%	13.6%	8.0%	7.8%
Gross profit decreased $14.2 million or 33% in the three months ended July 31, 2023 compared to the same period last year to $28.4 million and gross profit percentage decreased 270 basis points to 10.9% of revenue, compared to the same period last year. The decreases were concentrated in our International Farming segment and driven by lower pricing on avocados sold from Company-owned farms. Lower pricing resulted from higher industry supply in the current period relative to the prior period.
Gross profit decreased $7.4 million or 12%, in the nine months ended July 31, 2023 compared to the same period last year to $55.5 million and gross profit percentage increased 20 basis points to 8.0% of revenue in the nine months ended July 31, 2023, primarily due to the same factors impacting the current quarter, partially offset by the impact of higher volume of avocados sold in our Marketing & Distribution segment.
Selling, general and administrative expenses
Selling, general and administrative (“SG&A”) expenses primarily include the costs associated with selling, professional fees, general corporate overhead and other related administrative functions.

	Three Months Ended July 31,		Nine Months Ended July 31,
(In millions)	2023	2022	2023	2022
Selling, general and administrative expenses	$17.4	$20.6	$55.8	$58.0
SG&A expenses decreased $3.2 million or 16% in the three months ended July 31, 2023 compared to the same period last year, primarily due to lower employee-related incentive compensation accruals, lower ERP process reengineering costs and lower professional fees.

SG&A expenses decreased $2.2 million or 4% in the nine months ended July 31, 2023 compared to the same period last year, primarily due to lower ERP costs and lower employee-related incentive compensation as described above. Offsetting these factors was the consolidation of approximately $2.0 million of expenses from the Blueberries segment in the current year, a large portion of which was attributed to amortization of an intangible asset recognized in the business combination.
Interest expense
Interest expense consists primarily of interest on borrowings under working capital facilities that we maintain and interest on other long-term debt used to make capital and equity investments. We also incur interest expense on finance leases, computed using each leases’ explicit or implicit borrowing rate.

	Three Months Ended July 31,		Nine Months Ended July 31,
(In millions)	2023	2022	2023	2022
Interest expense	$3.2	$1.5	$8.3	$3.5
Interest expense increased $1.7 million or 113% and $4.8 million or 137% in the three and nine months ended July 31, 2023, respectively, compared to the same periods last year. The increases were primarily related to the effect of rising interest rates on our credit facility, which is subject to variable rates, as well as higher average outstanding debt balances. Additionally, the Blueberries segment incurred interest expense of $0.7 million and $1.6 million in the three and nine months ended July 31, 2023, respectively, related to a long-term finance lease of land as well as short-term bank borrowings.
To reduce interest rate risk on our long-term debt, we have interest rate swaps with a total notional amount of $100 million to hedge changes in the variable rates applicable to our term loan principal. Gains or losses generated from the swaps are recognized in other (expense) income, net in the consolidated financial statements.
Equity method income
Our material equity method investees include Henry Avocado (“HAC”), Mr. Avocado, Copaltas, and up until May 1, 2022, Moruga. On May 1, 2022, Moruga became a variable interest entity and prospectively consolidated into our financial statements.

	Three Months Ended July 31,		Nine Months Ended July 31,
(In millions)	2023	2022	2023	2022
Equity method income	$1.8	$1.7	$3.2	$3.6
Equity method income was nearly flat in the three months ended July 31, 2023 compared to the same period last year, as income from Mr. Avocado was largely offset by lower income at HAC.
Equity method income decreased $0.4 million or 11% in the nine months ended July 31, 2023 compared to the same period last year, as lower income at HAC was partially offset by income at Mr. Avocado. Equity method income was also generated from Moruga in the prior year before its consolidation.
Other expense (income), net
Other expense (income), net consists of interest income, currency exchange gains or losses, interest rate derivative gains or losses and other miscellaneous income and expense items.

	Three Months Ended July 31,		Nine Months Ended July 31,
(In millions)	2023	2022	2023	2022
Other expense (income), net	$1.1	$0.9	$1.3	$(3.6)

Other expense increased $0.2 million or 22% in three months ended July 31, 2023 compared to the same period last year, with the majority of the expense being driven by foreign currency transaction losses primarily due to the weakening of the U.S. dollar relative to the Mexican peso during both periods.
Other expense was $1.3 million for the nine months ended July 31, 2023, compared to other income of $3.6 million in the same period last year. Current year expense is primarily attributed to foreign currency transaction losses as described above. In the prior year, gains were generated on interest rate swaps as a result of rising interest rates during the period.
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

	Three Months Ended July 31,		Nine Months Ended July 31,
	2023	2022	2023	2022
Provision for income taxes (in millions)	$2.3	$5.4	$2.4	$3.7
Effective tax rate	27.1%	23.2%	(35.8)%	34.9%
The provision for income tax decreased $3.1 million or 57% and $1.3 million or 35% in the three and nine months ended July 31, 2023, compared to the same periods last year, respectively. The decreases were primarily due to lower pretax income. Additionally, we experienced losses in jurisdictions where either a full valuation allowance has been recorded or where loss carryforward is disallowed.
Additionally, the provision for income tax in the nine months ended July 31, 2023 contained a $1.7 million discrete charge related to an uncertain tax position in Mexico.
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
Net sales

	Marketing and Distribution	International Farming	Blueberries	Total	Marketing and Distribution	International Farming	Blueberries	Total
	Three Months Ended July 31,
(In millions)	2023				2022
Third party sales	$256.6	$3.4	$1.4	$261.4	$308.9	$4.0	$0.3	$313.2
Affiliated sales	—	34.8	—	34.8	—	60.6	—	60.6
Total segment sales	256.6	38.2	1.4	296.2	308.9	64.6	0.3	373.8
Intercompany eliminations	—	(34.8)	—	(34.8)	—	(60.6)	—	(60.6)
Total net sales	$256.6	$3.4	$1.4	$261.4	$308.9	$4.0	$0.3	$313.2
	Nine Months Ended July 31,
	2023				2022
Third party sales	$653.7	$9.4	$32.9	$696.0	$794.9	$12.7	$0.3	$807.9
Affiliated sales	—	40.5	—	40.5	—	62.2	—	62.2
Total segment sales	653.7	49.9	32.9	736.5	794.9	74.9	0.3	870.1
Intercompany eliminations	—	(40.5)	—	(40.5)	—	(62.2)	—	(62.2)
Total net sales	$653.7	$9.4	$32.9	$696.0	$794.9	$12.7	$0.3	$807.9

Adjusted EBITDA

	Three Months Ended July 31,		Nine Months Ended July 31,
(In millions)	2023	2022	2023	2022
Marketing and Distribution adjusted EBITDA	$16.1	$15.5	$29.3	$19.5
International Farming adjusted EBITDA	4.9	16.3	2.0	11.1
Blueberries adjusted EBITDA	0.2	(0.2)	(0.2)	(0.2)
Total reportable segment adjusted EBITDA	21.2	31.6	$31.1	$30.4
Net income (loss)	6.2	17.9	(9.1)	6.9
Interest expense	3.2	1.5	8.3	3.5
Provision for income taxes	2.3	5.4	2.4	3.7
Depreciation and amortization(1)	7.6	7.1	22.8	17.2
Equity method income	(1.8)	(1.7)	(3.2)	(3.6)
Stock-based compensation	1.2	0.9	3.2	2.6
Asset impairment and disposals, net of insurance recoveries	0.4	0.2	1.2	0.2
Farming costs for nonproductive orchards	0.5	0.3	1.3	1.1
ERP costs(2)	0.6	1.0	1.7	3.8
Transaction costs	—	—	0.3	0.5
Amortization of inventory adjustment recognized from business combination	—	—	0.7	—
Remeasurement gain on business combination with Moruga	—	(2.0)	—	(2.0)
Other expense (income)	1.1	0.9	1.3	(3.6)
Noncontrolling interest(3)	(0.1)	0.1	0.2	0.1
Total adjusted EBITDA	$21.2	$31.6	$31.1	$30.4
(1)Includes depreciation and amortization of purchase accounting assets of $0.1 million and $1.8 million for the three and nine months ended July 31, 2023, respectively and $0.4 million and $0.5 million for the three and nine months ended July 31, 2022, respectively.

(2)Includes recognition of deferred implementation costs for both periods, and for the three and nine months ended July 31, 2022, non-recurring post-implementation process reengineering costs are also included.
(3)Represents net loss attributable to noncontrolling interest plus the impact of non-GAAP adjustments, allocable to the noncontrolling owner based on their percentage of ownership interest.
Marketing and Distribution
Net sales in our Marketing and Distribution segment decreased $52.3 million or 17% and $141.2 million or 18% in the three and nine months ended July 31, 2023 compared to the same periods last year. The decreases were driven by pricing and volume dynamics described above, which were driven by higher industry supply out of Mexico relative to the same periods last year.
Segment adjusted EBITDA increased $0.6 million or 4% in the three months ended July 31, 2023 compared to the same period last year primarily due to lower SG&A. The impact of lower per-unit gross margin was largely offset by higher avocado volume sold.
Segment adjusted EBITDA increased $9.8 million or 50% in the nine months ended July 31, 2023 compared to the same period last year, primarily due to higher avocado volume sold.
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
Total segment sales in our International Farming segment decreased $26.4 million or 41% and $25.0 million, or 33% in the three and nine months ended July 31, 2023, compared to the same periods last year, respectively. The decreases were primarily due to lower pricing on avocados sold from company-owned farms, brought about by higher industry supply.
Segment adjusted EBITDA decreased by $11.4 million or 70% and decreased $9.1 million or 82% in the three and nine months ended July 31, 2023, compared to the same periods last year, respectively. The decreases were primarily due to lower gross profit resulting from lower pricing.
Blueberries
Sales in our Blueberries segment are concentrated in the first and fourth quarters of our fiscal year in alignment with the Peruvian blueberry harvest season, which typically runs from July through January.
Net sales in our Blueberries segment increased $1.1 million or 367% in the three months ended July 31, 2023 compared to the same period last year, primarily due to an earlier start of the blueberry harvest relative to the prior year.
Segment adjusted EBITDA increased $0.4 million or 200% for the three months ended July 31, 2023 compared to the same period last year primarily due to higher volume harvested.
Net sales in our Blueberries segment were $32.9 million and segment adjusted EBITDA was $(0.2) million for the nine months ended July 31, 2023. Negative segment adjusted EBITDA was primarily due to weak blueberry sales prices within the European and U.S. markets in the first quarter of the year, driven by strong industry supply.

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

	Nine Months Ended July 31,
(In millions)	2023	2022
Net (loss) income	$(9.1)	$6.9
Depreciation and amortization	22.8	17.2
Equity method income	(3.2)	(3.6)
Noncash lease expense	4.4	3.9
Stock-based compensation	3.2	2.6
Dividends received from equity method investees	2.7	2.2
Deferred income taxes	(1.2)	(0.7)
Unrealized losses on foreign currency transactions	2.9	—
Remeasurement gain on business combination with Moruga	—	(2.0)
Other	1.4	(2.4)
Changes in working capital	(31.2)	(27.1)
Net cash used in operating activities	$(7.3)	$(3.0)
Net cash used in operating activities was $7.3 million for the nine months ended July 31, 2023, a decrease of $4.3 million compared to the same period last year. The change was primarily driven by weaker operating performance within our International Farming segment. Within working capital, unfavorable changes in grower payables and accounts receivable were largely offset by favorable changes in inventory. Changes in grower payables were driven by higher outstanding payable balances to California growers in the prior year due to harvest timing and higher pricing. Unfavorable changes in trade accounts receivable were impacted by sales prices peaking towards the end of the quarter in the current period, including balances outstanding at our new U.K. entity which commenced operations this fiscal year. Changes in inventory were favorably impacted by lower field pricing for third-party fruit purchases and less Company-owned fruit on-hand relative to the prior period end.
Investing activities

	Nine Months Ended July 31,
(In millions)	2023	2022
Purchases of property, plant and equipment	$(47.0)	$(42.0)
Proceeds from sale of property, plant and equipment	0.1	2.9
Investment in equity method investees	(1.4)	(0.4)
Purchase of other investment	(2.3)	—
Cash acquired in consolidation of Moruga	—	4.3
Loan repayments from equity method investees	—	1.0
Other	(0.1)	—
Net cash used in investing activities	$(50.7)	$(34.2)

Capital expenditures
In the nine months ended July 31, 2023, capital expenditures were concentrated in pre-production avocado orchard maintenance in Guatemala and Peru and construction costs on our new UK distribution facility. Capital expenditures also included spend related to irrigation installation and early-stage plant cultivation for the Blueberries operation of $11.1 million in the current year, compared to $3.7 million in the prior year.
In the nine months ended July 31, 2022, capital expenditures were concentrated in avocado orchard development, pre-production orchard maintenance, and land improvements in Peru and Guatemala. Capital expenditures in the Blueberries operation were $3.7 million related to early-stage plant cultivation.
Proceeds from the sale of property, plant and equipment in the nine months ended July 31, 2022 were for land that had been originally intended for use as our corporate headquarters.
Equity method investees
From time to time, we may make capital contributions or loans to equity method investees to support capital expansion or working capital needs.
Other investment
In the nine months ended July 31, 2023, we acquired a 5.1% equity interest in shares of common stock of a private entity in South Africa.
Financing activities

	Nine Months Ended July 31,
(In millions)	2023	2022
Borrowings on revolving credit facility	$145.0	$40.0
Payments on revolving credit facility	(115.0)	(40.0)
Proceeds from short-term borrowings	2.8	—
Repayment of short-term borrowings	(2.5)	—
Principal payments on long-term debt obligations	(2.7)	(6.6)
Principal payments on finance lease obligations	(2.4)	(1.0)
Proceeds from loan from noncontrolling interest holder	2.0	—
Taxes paid related to shares withheld from the settlement of equity awards	(0.4)	—
Exercise of stock options	0.1	—
Equity contributions from noncontrolling interest holders	2.2	—
Net cash provided by (used in) financing activities	$29.1	$(7.6)
Borrowings and repayments of debt
We utilize a revolving line of credit for short-term working capital purposes. Principal payments on our term loans and other notes payable are made in accordance with debt maturity schedules. The financing cash flow for fiscal 2022 reflects the modification of principal amounts on our term-loans and increased borrowing capacity on our revolver.
Blueberries
Our Blueberries segment is funded by shareholder loans and contributions and short-term bank borrowings. Principal payments on finance lease obligations increased during 2023 primarily due to a long-term land lease by our Blueberries segment, which for accounting purposes has been classified as a finance lease.

Capital resources

(In millions)	July 31, 2023	October 31, 2022
Cash and cash equivalents	$23.0	$52.8
Working capital(1)	129.1	126.4
(1)Includes cash and cash equivalents
Capital resources include cash flows from operations, cash and cash equivalents, and debt financing. Our Blueberries segment may also receive capital contributions or loans from shareholders from time to time.
Our syndicated credit facility with Bank of America has a total borrowing capacity of $250 million. The credit facility is comprised of two senior term loans totaling $100 million and a revolving credit agreement of $150 million. The loans are secured by assets of the Company, including certain real property, personal property and capital stock of the Company’s subsidiaries. Borrowings under the credit facility bear interest at a spread over SOFR ranging from 1.5% to 2.5% depending on the Company’s consolidated total net leverage ratio. We pay fees on unused commitments on the credit facility.
As of July 31, 2023, we were required to comply with the following financial covenants: (a) a quarterly consolidated leverage ratio of not more than 3.5 to 1.00 and (b) a quarterly consolidated fixed charge coverage ratio of not less than 1.25 to 1.00. As of July 31, 2023, our consolidated leverage ratio was 2.97 to 1.00 and our consolidated fixed charge coverage ratio was 1.68 to 1.00 and we were in compliance with all such covenants of the credit facility.
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
Moruga Blueberry Project
On May 1, 2022, the shareholders of Moruga approved a new capital project to farm approximately 1,500 additional acres of blueberries in the Olmos region of Peru. The project is anticipated to require a total investment of approximately $50 million, which will be funded by cash flow generated by Moruga and supplemented by pro-rata shareholder contributions based on each shareholders’ respective ownership interest. The project began in fiscal year 2023 and is expected to be carried out in phases. For fiscal 2023, capital expenditures related to the project are expected to be approximately $13.0 million, depending on timing and other factors.
Leases
We are party to various leases for facilities, land, and equipment, for which our undiscounted cash liabilities were approximately $182.5 million as of July 31, 2023. Of that amount, approximately $60.0 million was related to a long-term land lease agreement in our Blueberries segment.
Long-term Debt
As of July 31, 2023, remaining maturities on our term loans and notes were $168.3 million. See Note 5 to the consolidated financial statements for more information.

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
Changes in Internal Control Over Financial Reporting
There were no other changes in our internal control over financial reporting during the quarter ended July 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
The following updates the matter discussed in “Part I, Item 3. Legal Proceedings” in our Annual Report on Form 10-K for the year ended October 31, 2022:
On April 23, 2020, former Mission Produce, Inc. employees filed a class action lawsuit in the Superior Court of the State of California for the County of Los Angeles against us alleging violation of certain wage and labor laws in California, including failure to pay all overtime wages, minimum wage violations, and meal and rest period violations, among others. Additionally, on June 10, 2020, former Mission Produce, Inc. employees filed a class action lawsuit in the Superior Court of the State of California for the County of Ventura against us alleging similar violations of certain wage and labor laws. The plaintiffs in both cases seek damages primarily consisting of class certification and payment of wages earned and owed, plus other consequential and special damages. While the Company believes that it did not violate any wage or labor laws, it nevertheless decided to settle these class action lawsuits. In May 2021, the plaintiffs in both class action lawsuits and the Company agreed preliminarily to a comprehensive settlement to resolve both class action cases for a total of $0.8 million, which the Company recorded as a loss contingency in selling, general and administrative expenses in the consolidated statements of income during the three months ended April 30, 2021. The parties executed a stipulation of settlement agreement on such terms in November 2021. This preliminary settlement was approved by the applicable courts in October 2022. In the course of preparing to send out notices to the settlement class, issues arose regarding the nature and scope of the settlement, specifically with respect to the universe of participants in the settlement class, which the parties were unable to resolve. Plaintiffs filed a motion to enforce compliance with the settlement agreement and the Company filed a cross motion to reform the stipulation of settlement, or in the alternative, to vacate the order of preliminary approval. A hearing before the court was held on this matter in July 2023. The court granted Plaintiff’s motion and directed the parties to proceed with the notice procedures to a class that includes a number of participants that the Company does not feel are appropriate to include. The court did not rule on the fairness of the settlement agreement between the parties and stated that this determination would be made at final approval and that the issues raised in the Company’s motion would be considered at that time. The Company requested an appeal of the ruling and a delay of the mailing of notice to settlement class members, but such request was denied. A final approval hearing date has been set for January 30, 2024.
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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.    Defaults Upon Senior Securities
None.

Item 4.    Mine Safety Disclosures
None.

Item 5.    Other Information
10b-5(1) Trading Plan
Luis A. Gonzales, one of the Company’s directors, and his spouse, Rosario Del Pilar Vallejos Hinojosa, have adopted a trading plan that is intended to satisfy the affirmative defense of Rule 10b5-1(c) (the “Sales Plan”) to sell an aggregate of 1,651,500 shares they hold indirectly through Beldar Enterprises S.A., and through Corp SA1, Corp SA2, Corp SA3, and Corp SA4, which are abbreviations for four affiliate corporations that are organized under the laws of Panama. The Sales Plan was adopted on July 14, 2023, with sales commencing under the Sales Plan on October 16, 2023. The Sales Plan terminates on the earliest to occur of (a) the close of business on October 16, 2024 ; (b) the date on which the total shares subject to the Sales Plan have been sold; and (c) the date the Sales Plan is terminated in connection with certain extraordinary transactions as specified by the terms of the Sales Plan.

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
101
The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended July 31, 2023 formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income (Loss), (iii) Condensed Consolidated Statements of Income (Loss) (iv) Condensed Consolidated Statements of Changes in Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.
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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 11, 2023.

MISSION PRODUCE, INC.

/s/ Stephen J. Barnard
Stephen J. Barnard
Chief Executive Officer

/s/ Bryan E. Giles
Bryan E. Giles
Chief Financial Officer