Form 10-K
period 2023-10-31
Mission Produce, Inc.
filed 2023-12-21
CIK 1802974

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________
FORM 10-K
_____________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 31, 2023
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes  ☒ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
As of April 30, 2023, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $483 million, based on the closing price of the registrant’s common stock on the Nasdaq Global Select Market on April 28, 2023 of $11.39 per share.
As of December 1, 2023, the registrant had 70,729,717 shares of common stock at $0.001 par value outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Certain sections of the registrant’s definitive proxy statement for the 2024 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K are incorporated by reference into Part III of this Form 10-K.

MISSION PRODUCE, INC.
TABLE OF CONTENTS

FORM 10-K
FISCAL YEAR 2023

FORWARD LOOKING STATEMENTS
This annual report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws, including the Private Securities Litigation Reform Act of 1995, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may”, “will”, “should”, “expects”, “plans”, “anticipates”, “could”, “intends”, “target”, “projects”, “contemplates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. We believe that these factors include, but are not limited to, the following:
•Risks related to our business, including: limitations regarding the supply of fruit, either through purchasing or growing; fluctuations in the market price of fruit; increasing competition; risks associated with doing business internationally, including Mexican and Peruvian economic, political and/or societal conditions; inflationary pressures; establishment of sales channels and geographic markets; loss of one or more of our largest customers; general economic conditions or downturns; supply chain failures or disruptions; disruption to the supply of reliable and cost-effective transportation; failure to recruit or retain employees, poor employee relations, and/or ineffective organizational structure; inherent farming risks, including climate change; seasonality in operating results; failures associated with information technology infrastructure, system security and cyber risks; new and changing privacy laws and our compliance with such laws; food safety events and recalls; failure to comply with laws and regulations; changes to trade policy and/or export/import laws and regulations; risks from business acquisitions, if any; lack of or failure of infrastructure; material litigation or governmental inquiries/actions; failure to maintain or protect our brand; changes in tax rates or international tax legislation; risks associated with global conflicts; and inability to accurately forecast future performance.
•Risks related to our common stock, including: the viability of an active, liquid, and orderly market for our common stock; volatility in the trading price of our common stock; concentration of control in our executive officers, and directors over matters submitted to stockholders for approval; limited sources of capital appreciation; significant costs associated with being a public company and the allocation of significant management resources thereto; reliance on analyst reports; failure to maintain proper and effective internal control over financial reporting; restrictions on takeover attempts in our charter documents and under Delaware law; and the selection of Delaware as the exclusive forum for substantially all disputes between us and our stockholders.
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
•International Farming owns and operates orchards from which the vast majority of fruit produced is sold to our Marketing and Distribution segment. The segment’s farming activities range from cultivating early-stage plantings to harvesting from mature trees. It also earns service revenues for packing and processing fruit for both our Blueberries segment, as well as for third-party producers of other crops. Operations are principally located in Peru, with smaller operations emerging in other areas of Latin America.
•Blueberries is a farming operation that cultivates blueberry plants in Peru. The entity farms high-quality varieties of blueberries, and has plants in various stages of development, from seedling to mature.
Products and services
We primarily source, produce, pack and distribute avocados. The avocados we sell are primarily of the Hass variety. We sort and pack avocados and match their specifications to respective customer requirements. We sell both pre-ripe and ripened avocados, and with our network of ripening facilities, we can adjust the level of ripeness to the needs of our customers. Our custom ripening programs provide customers with the option of ordering avocados at five different stages of ripeness – hard, preconditioned, breaking, firm-ripe and ripe – which are delivered on specifically tailored schedules according to stage of ripeness. In 2021, we also began marketing mangos on a limited scale. Mangos are complementary to avocados as they typically have opposite seasons, allowing us to leverage and maintain absorption of our distribution network.
We also provide value-added services including ripening, bagging, custom packaging, logistical management, and quality assurance. In addition, we provide our customers with merchandising and promotional support, insights on market trends and hands-on training to assist with their retail sales of our avocados. For example, we operate category management, merchandising and packaging programs, such as our “Avo Intel,” “Minis—small but mighty,” “Emeralds in the Rough,” “Ready,” “Size Minded,” “Jumbos—more to eat, more to love” and shelf-life extension programs, to promote the sale of avocados that might otherwise be underutilized, to identify ready-to-eat and various size avocados for consumers and to increase shelf life.
In our Blueberries segment, we act as growers. Our exclusive supply agreement with an exclusive distributor allows us to utilize our existing infrastructure and workforce in Peru during complementary periods between avocado harvest and processing seasons.
Customers
We primarily market avocados to retail, wholesale and foodservice customers. We focus on delivering quality avocados on time and within customer specifications. We forecast avocado sourcing costs for the season for our own production, which enables us to enter into fixed price contracts with customers for a season without bearing pricing risk from spot market purchases. We do not have long-term supply contracts with our customers and focus instead on building strong, long-term relationships based on product quality and specifications, on-time delivery and customer support and service.
Supply chain and distribution network
Our global distribution network includes strategically located forward distribution centers across North America, China, Europe, and the U.K. equipped to offer value-added services such as ripening, bagging, custom packaging and logistical management. Our network of distribution facilities puts us in close proximity to our customers, allowing us to provide fruit based on customer timing, specification, and volume needs. Within the United States, we can deliver avocados within approximately eight hours or less.
Before being forwarded to distribution centers, avocados are sorted and packed at one of our four state-of-the-art packing facilities in Mexico, Peru, and California, or by co-packers in various locations. Our packing facilities are located in close proximity to growers, allowing us to control the logistics of the supply chain from tree to packing, to distribution. Transportation logistics are managed across truck, ocean, air and rail platforms, depending on origin and end markets.
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
Resources
We source avocados primarily from Mexico, Peru, and California, as well as Colombia, Guatemala, South Africa, Chile, and other locations. Our diverse sourcing network mitigates the impact of potential geographical or grower-specific supply disruptions and optimizes our ability to fulfill year-round global demand.
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
As of October 31, 2023, our approximate international avocado planted acreage, by age and rounded to the nearest hundred, was as follows:

	Avocado Acreage by Age
Country	0-3 years	4-6 years	>7 years	Total
Peru	2,400	800	6,400	9,600
Guatemala	1,800	—	—	1,800
Colombia(1)	1,500	200	—	1,700
Total	5,700	1,000	6,400	13,100
(1) Acreage in Colombia is farmed through a joint venture.
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
Seasonality
The total sales and sales price of avocados fluctuates throughout the year due to variations in supply of avocados based on geographic location. For example, in California and Peru, the harvest of avocados typically peaks between April and September. In Mexico, avocados are harvested year-round, but the harvest typically peaks between December through March. Although these geographical differences may lead to fluctuations in the purchase price of avocados, our diverse geographical avocado growth and production capabilities help us mitigate volatility in our access to supply of avocados. As a result of the volumes sourced from our farming operations in Peru, we realize a greater portion of our gross profit during the third and fourth quarters of our fiscal year. Sales in our Blueberries segment are concentrated in the first and fourth quarters of our fiscal year in alignment with the Peruvian blueberry harvest season, which typically runs from July through January.
People
As of October 31, 2023, we had approximately 3,300 employees located worldwide, of which, 1,800 were located in Peru, 600 were located in Mexico, 500 were located in the U.S., and 400 were located in other regions such as Guatemala, the U.K., Europe and Canada. Our headcount in Peru is inclusive of our Moruga blueberry operation. Due to the cyclical nature of avocado production, we also hire temporary and seasonal workers on our farms in Peru and packing houses in the U.S. and Mexico to meet our needs.
We seek to provide an attractive workplace for our people by adhering to and demonstrating our values: FIRST – fun, innovative, reliable, successful, and trustworthy. We are actively involved in supporting our surrounding communities, and we contribute to important causes, including those focused on children, families, and agriculture education.
Regulation and Industry Associations
Our business is impacted by general and industry-specific government regulations and requirements. Below is a summary of some of the significant industry or commodity-related regulations that impact our business.
As an agricultural producer and marketer of consumable products, our operations are subject to extensive regulation by various federal government agencies, including the FDA, the USDA and the Federal Trade Commission (“FTC”), as well as state and local agencies, with respect to product attributes, packing, labeling, storage and distribution. Under various statutes and regulations, these agencies prescribe requirements and establish standards for safety, purity and labeling. In addition, advertising of our products is subject to regulation by the FTC, and our operations are subject to health and safety regulations, including those issued under the Occupational Safety and Health Act (“OSHA”). Our packing facilities and products are subject to periodic inspection by federal, state and local authorities, including FDA review of our compliance with the Food Safety Modernization Act ("FSMA") at all of our U.S. facilities. In addition, our operations in Mexico are subject to Mexican regulations, our operations in Peru are subject to Peruvian regulations, and our operations in Europe and the U.K. are subject o applicable regulations for those regions.
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
Risks Related to Our Business
Our ability to generate revenues is limited by the supply of fruit and our ability to purchase or grow additional fruit.
Our ability to distribute fruit is limited by our ability to acquire supply from third-party growers and to produce on our own farms. With a limited number of trees on our farms and on the farms from which we purchase, our ability to obtain supply from third parties and adapt to any changes in demand of our product is constrained. If we are unable to purchase sufficient volumes from third-party growers at acceptable prices or demand for our products were to increase in the future, we would need additional production capacity, which may take time, whether by purchasing additional fruit from third-party suppliers or by waiting for our younger plants to bear fruit. These purchases may expose us to increases in short-term costs and additional production exposes us to additional long-term operating costs. If supply decreases dramatically, whether as a result of damage to farms, inclement weather, drought, labor issues, or other problems, prices have and could dramatically increase and we may not be able to purchase sufficient fruit. The impact of the limited supply and increased prices could decrease our revenues or increase our costs of goods sold, which would harm our business and financial results.
Our profitability is sensitive to fluctuations in market prices of our products which we do not control.
The pricing of fruit we purchase for distribution depends on supply, and excess supply can lead to price competition in our industry. Growing conditions in various parts of the world, particularly weather conditions such as windstorms, floods, droughts, wildfires, abnormally warm or cold weather patterns, and freezes, as well as diseases and pests, are primary factors affecting market prices because of their influence on the supply, size, and quality of product.
Pricing also depends on quality. Fresh produce is highly perishable and generally must be brought to market and sold soon after harvest. The selling price received depends on the availability and quality offered by us to customers and what comparable offerings are available in the market generally.
Pricing also depends on demand, and consumer preferences for particular food products are subject to fluctuations over time. Shifts in consumer preferences that impact demand at any given time can result from a number of factors, including dietary trends, price, attention to particular nutritional aspects, concerns regarding the health effects of particular products, attention given to product sourcing practices, economic factors, sustainability and ethical issues associated with supply chain practices, and general public perception of food safety risks. Consumer demand for our products also may be impacted by any public commentary that consumers may make regarding our products, as well as by changes in the level of advertising or promotional support that we employ or that are employed by relevant industry groups or third parties. If consumer preferences trend negatively with respect to our products, our sales volumes may decline as a result.
We are subject to increasing competition that may adversely affect our operating results.
The market for our products is highly competitive. Competition for the purchase of our products from suppliers and the sale of our products to our customers primarily comes from other distributors. If we are unable to consistently pay growers a competitive price for their fruit, these growers may choose to have their fruit marketed by alternative distributors. If we are unable to offer attractive prices or consistent supply to retail and wholesale customers, they may choose to purchase from other companies. Such competition may adversely affect our volumes and prices, which would harm our business and results of operations.
We are subject to the risks of doing business internationally and our current international operations are subject to a number of inherent risks.
We conduct a substantial amount of business internationally, including: doing business with growers and customers who are located outside the United States; purchasing fruit from growers and packers in Mexico and other countries; owning or leasing thousands of acres of farms in other countries, operating packing facilities in Peru and Mexico, having a farming joint venture in Colombia and a minority investment in South Africa, operating sales and distribution offices in China and in Europe, and selling products to foreign customers. We also continually explore sourcing, distribution and sales opportunities in additional countries. Conducting business internationally has exposed, and continues to expose, us to a variety of risks, including:
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
•economic weakness or instability, economic recessions, political and economic instability, including corruption, wars and regional or global conflicts, terrorism and political unrest, outbreak of disease, boycotts, curtailment of trade and other business restrictions;
•failure to comply with the Foreign Corrupt Practices Act, or other similar laws, including its books and records provisions and its anti-bribery provisions, by maintaining accurate information and control over sales activities and distributors’ activities;
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
The price of various products that we use in packing, shipping, or distributing our products can significantly affect our costs. Fuel and transportation costs are a significant cost component and make up a meaningful portion of the price of much of the fruit that we purchase from growers. There can be no assurance that we will be able to, or to what extent we can, pass on to our customers the increased costs we incur in these respects.
The cost of paper is also significant to us because most of our products are packed in cardboard boxes. As the price of paper increases, our operating income will decrease if we are not able to effectively pass these price increases along to our customers.
We may not have sufficient and established sales channels and geographic markets for growing industry and owned supply or to meet our growth goals.
We may fail to effectively develop an effective customer strategy for our existing customers, or we may fail to establish and grow emerging channels and geographic channels, which may result in reduced profitability and negatively impact financial results. We are also subject to an increasing number of customer requirements and operational requests that affect our costs.

Failure to provide adequate resources or to adopt a customer satisfaction strategy may damage relationships with key customers or subject us to loss of customers.
The loss of one or more of our largest customers, or a reduction in the level of purchases made by these customers, could negatively impact our sales and profits.
Sales to our top 10 customers amounted to approximately 65% of net sales for the year ended October 31, 2023 and 59% of net sales for both years ended October 31, 2022 and 2021. We expect that a significant portion of our revenues will continue to be derived from a relatively small number of customers. We believe these customers make purchase decisions based on a combination of price, product quality, consumer demand, customer service performance, desired inventory levels and other factors that may be important to them at the time the purchase decisions are made. Changes in our customers’ strategies or purchasing patterns, including a reduction or increase in the number of suppliers from which they purchase, may adversely affect our sales. Additionally, our customers may face financial or other difficulties which may impact their operations and cause them to reduce their level of purchases from us, which could adversely affect the results of operations. Customers also may respond to any price increase that we may implement by reducing their purchases from us, resulting in reduced sales of our products. If sales of our products to one or more of our largest customers are reduced, this reduction may have a material adverse effect on our business, financial condition, and results of operations. Any bankruptcy or other business disruption involving one of our significant customers also could adversely affect our results of operations.
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
We are also subject to various legal and regulatory changes impacting labor in Mexico. In November 2020, the President of Mexico signed a reform bill on subcontracting matters to add and repeal various articles of Mexico’s Federal Labor Law, Social Security Law, Law of the National Workers’ Housing Fund Institute, Federal Fiscal Code, Income Tax Law, the Value Added Tax Law, and other laws and regulations. This Reform on Outsourcing bill was later approved and published in the Official Gazette of the Federation in April 2021. The bill, amongst other things, prohibits the subcontracting of personnel unless the subcontracted personnel provides services or executes specialized works that are not part of the corporate purpose of economic activity of the beneficiary of the services. In November 2022, the Secretary of Labor and Social Welfare set forth the criteria for subcontracting inspections and noted that cutting, harvesting or picking would be considered the predominant economic activity of companies who are engaged in the cultivation, packing, distribution, and export of fruit. Under this interpretation, we may be required to directly employ the avocado harvesting and picking crews in Mexico and may no longer be able to subcontract such personnel. We are analyzing the impact of this on our business and contemplating all avenues available to us to challenge and/or comply with both the bill and the criteria released in November 2022 for inspections. We have challenged the legality of the criteria before the Tax Court which has granted a favorable suspension of enforcement. Such suspension was appealed by the defendant authorities, and the Tax Court has ruled in favor of the Company and confirmed the definitive suspension granted to the Company. The Tax Court has also ruled that the ban on subcontracting of cutters, pickers, and harvesters is illegal and does not apply to the Company. An appeal on these grounds can still be made by the defendant authorities. If we are unsuccessful in our challenges, if any, or if we fail to comply with these regulations, we could be subject to fines, penalties, unfavorable tax and other positions, and/or we may have to employ a significant number of picking and harvesting personnel in Mexico, and we may not have the infrastructure in place to do so in the time period required. This and other impacts from this bill could have a material impact on our operations, business, financial performance, and profitability.
Peruvian economic and political conditions may have an adverse impact on our business.
A significant part of our farming operations are conducted in Peru. Accordingly, our business, financial condition or results of operations are affected by changes in economic or other policies of the Peruvian government or other political, regulatory or economic developments in the country. During the past several decades, Peru has had a succession of regimes with differing policies and programs. Past governments have frequently intervened in the nation’s economy and social structure, and they and businesses associated with them also faced money laundering and corruption issues. Among other actions, past governments have imposed controls on prices, exchange rates and local and foreign investments, as well as limitations on imports, have restricted the ability of companies to dismiss employees and have prohibited the remittance of profits to foreign investors.
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
Additionally, damage or disruption to our collective production or distribution capabilities resulting from weather, any potential effects of climate change, natural disaster, disease, crop spoilage, fire or explosion, terrorism, wars or regional/global conflicts, pandemics, strikes, repairs or enhancements at our facilities, or other reasons, could impair our ability to produce or sell our products. Failure to take adequate steps to mitigate the likelihood or potential impact of such events, or to effectively manage such events if they occur, could adversely affect our business, financial condition and results of operations, and may require additional resources to restore our supply chain.
Our ability to serve our customers is a function of reliable and cost-effective transportation. Disruption of the supply of these services and/or significant increases in the cost of these services could impact our operating income.
We use multiple forms of transportation to bring our products to market. They include sea, truck and air-cargo. Transportation costs include ship and truck operating expenses, using chartered refrigerated ships and trucks and container equipment related costs. Disruption to the timely supply or availability of these services or dramatic increases in the cost of these services for any reason including availability of fuel or labor for such services, labor disputes, governmental regulation, or governmental restrictions limiting specific forms of transportation could have an adverse effect on our ability to serve our customers and consumers and could have an adverse effect on our financial performance.
In the past, we have experienced increases in transportation costs, decreases in the availability of shipping, and other global supply chain complexities, including labor shortages. Such complexities have and could continue to result in delays in customer shipments which may negatively impact our ability to recover costs, retain or attract customers, and/or sell our product effectively. Significant disruptions could continue to occur and put pressure on transportation and shipping infrastructure. The fluctuation in transportation costs cannot always be predicted and there can be no assurances that such costs and/or shipping disruptions will not increase in the future. To the extent that we experience increased costs, we may increase our prices, pass the increase along to customers, or otherwise take actions to offset the impacts. We may not be able to offset increased costs fully or at all, and there can be no assurances that increasing prices will fully mitigate the impact of increases, which could adversely impact our results.
We depend on our key personnel and an effective organizational structure to run our business and if we lose the services of any of these individuals, fail to attract and retain additional key personnel, or fail to optimize our organization structure, we may not be able to implement our business strategy or operate our business effectively.
Our future success largely depends on the contributions of our management team, including Stephen Barnard, our CEO. We believe that these individuals’ expertise and knowledge about our industry and their respective fields and their relationships with other individuals in our industry are critical factors to our continued growth and success. Failure or inability of key management team members to deliver on the Company’s strategic goals, execute on action items and plans, and/or operate the business in an effective manner may have a material adverse effect on our business and financial condition, We have had departures of members of senior management and other members of senior management could depart the Company . This could have a material adverse effect on our business and prospects. Our success also depends upon our ability to attract and retain qualified personnel.
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

We and our growers are subject to the risks that are inherent in farming, including those related to climate change.
Our results of operations may be adversely affected by numerous factors over which we have little or no control and that are inherent in farming, including reductions in the market prices for our products, adverse weather including drought, floods, abnormally high or low temperatures or weather patterns, high winds, earthquakes and wildfires. Growing conditions, pest and disease problems and new government regulations regarding farming and the marketing of agricultural products can impose additional costs on, or make it more difficult to conduct, our business.
In addition, the timing of harvests from global sourcing regions and the distribution, including transportation, of our products is dependent upon a number of factors, including weather, natural events, and climate change. The potential impact of climate change is uncertain and may vary by geographic region. The possible effects could include changes in rainfall patterns, water shortages, changing storm patterns and intensities, and changing temperature levels that could adversely impact our costs and business operations and the supply of our products. Our operations also rely on the availability of dependable and efficient transportation services and routes. A disruption in transportation services our routes as a result of climate change may also significantly impact our results of operations.
Legal, regulatory or other market measures to address climate change could negatively affect our business operations. The increasing concern over climate change may result in more regional, federal, foreign and/or global legal and regulatory requirements aimed to reduce or mitigate the effects of greenhouse gases and/or require extensive disclosure and third-party audits of climate-related data. Recent California legislation and similar or additional legislation or regulation in the future increases the requirements that we and our suppliers must undertake to monitor our emissions and improve energy and resource efficiency and will cause us to experience significant increases in costs and expenditure of resources. We may not be able to pass any resulting cost increases to our customers. Furthermore, we may be required to make additional investments of capital to maintain compliance with new laws and regulations. As a result, climate change or increased concern over climate change could negatively affect our business or operations.
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

We are subject to stringent privacy laws, information security laws, regulations, policies and contractual obligations related to data privacy and security and such laws, regulations, policies and contractual obligations affect our business.
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
Food safety events, including instances of food-borne illnesses, could create negative publicity for our customers and adversely affect sales and operating results.
Food safety is a top priority, and we dedicate substantial resources to ensure that our customers enjoy safe, quality products. However, food safety events, including instances of food-borne illness, have occurred with avocados in the past, and could occur in the future. Food safety events experienced by our customers, whether or not they involve our fruit, could adversely affect sales to those customers. In addition, customers who purchase our fruit for their food products could experience negative publicity, or experience a significant increase in food costs if there are food safety events. If such customers experience a decline in sales as a result of such food safety event, our results of operations would be adversely affected.
A recall of our products could have a material adverse effect on our business. In addition, we may be subject to significant liability claims should the consumption of any of our products cause injury, illness or death.
The sale of food products for human consumption involves the risk of injury to consumers. Such injuries may result from tampering by unauthorized third parties, product contamination or spoilage, including the presence of foreign objects, pathogenic bacteria, substances, chemicals, or residues introduced during the growing, storage, handling or transportation phases. While we are subject to governmental inspection and regulations and believe our facilities comply in all material respects with all applicable laws and regulations, we cannot be sure that consumption of our products will not cause a health-related illness in the future or that we will not be subject to claims or lawsuits relating to such matters. Even if a product liability claim is unsuccessful or is not fully pursued, the negative publicity surrounding any assertion that our products caused illness or injury could adversely affect our reputation with existing and potential customers and our corporate and brand image.
We are subject to possible changing United States Department of Agriculture and Food and Drug Administration regulations that govern the importation of our products into the United States.
The USDA has established, and continues to modify, regulations governing the importation of our products into the United States, and also limits the countries from which our products may be imported. Our permits that allow us to import foreign-sourced products into the United States generally are contingent on our compliance with these regulations. Our results of operations may be adversely affected if we are unable to comply with existing and modified regulations and are unable to secure import permits in the future.
The FDA establishes, and continues to modify, regulations governing the distribution of our products, such as the Food Safety Modernization Act, which implements mandatory preventive controls for food facilities and growing operations to comply with mandatory produce safety standards. Our results of operations may be adversely affected if we are unable to comply with these existing and modified regulations.

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
We are subject to health and safety laws, which restrict our operations and increase our operating costs.
We are required to comply with health and safety laws and regulations in the United States, and in other countries where we do business and/or conduct our operations, including Peru and Mexico, and are subject to periodic inspections by the relevant governmental authorities. These laws and regulations govern, among others, health and safety workplace conditions, including high risk labor and the handling, storage and disposal of chemical and other hazardous substances. Compliance with these laws and regulations and new or existing regulations that may be applicable to us in the future, restrict our operations and increase our operating costs and could adversely affect our financial results of operations and cash flows.
Compliance with environmental laws and regulations, including laws pertaining to the use of herbicides, fertilizers and pesticides or climate change, or liabilities thereunder, could result in significant costs that adversely impact our business, results of operations, financial position, cash flows and reputation.
We are subject to a variety of federal, state, local and foreign laws and regulations relating to environmental matters. In particular, our business depends on the use of herbicides, fertilizers, pesticides and other agricultural products and the use and disposal of these products in some jurisdictions are subject to regulation by various agencies. These laws and regulations may require that only certified or professional users apply the product or that certain products only be used in certain types of locations. These laws and regulations may also require users to post notices on properties at which products have been or will be applied, notification to individuals in the vicinity that products will be applied in the future, or labeling of certain products or may restrict or ban the use of certain products. We can give no assurance that we can prevent violations of these or other laws and regulations from occurring. If we fail to comply with these laws and regulations, we could be subject to, among other things, substantial penalties or fines, partial or complete cessation of our operations or a ban on the sale of part or all of our products in a jurisdiction. Even if we are able to comply with all such laws and regulations and obtain all necessary registrations and licenses, we cannot guarantee that the herbicides, fertilizers, pesticides or other products we apply, or the manner in which we apply them, will not be alleged to cause injury to the environment, people or animals, or that such products will not be restricted or banned in certain circumstances. A decision by a regulatory agency to significantly restrict the use of or ban such products that have traditionally been used in the cultivation of one of our principal products could have an adverse impact on us. Under the Federal Insecticide, Fungicide and Rodenticide Act, the Federal Food, Drug and Cosmetic Act and the Food Quality Protection Act of 1996, the U.S. Environmental Protection Agency, or EPA, undertakes a series of regulatory actions relating to the evaluation and use of pesticides in the food industry. Similar regulations in the EU and Asia govern the pesticide approval and use process. Actions regarding the availability and use of herbicides, fertilizers, pesticides and other agricultural products, the costs of compliance, consequences of non-compliance, remediation costs and liabilities, unfavorable public perceptions of such products or products liability lawsuits could have a material adverse effect on our business, results of operations, financial position, cash flows and reputation.
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
We have an infrastructure that supports our production and distribution, but if we lose machinery or facilities due to natural disasters, mechanical failures, or other reasons, we may not be able to operate at a sufficient capacity to meet our needs. We will also continue to make investments in existing and new facilities to meet our needs. Any inability to have sufficient facilities, or loss or failure of facilities, could have a material adverse effect on our business, which could impact our results of operations and our financial condition. In addition, we have invested heavily in our distribution centers and packing facilities. Failure to utilize, manage, and operate such facilities, including preservation and maintenance of machinery and management and resource allocation related to labor, in an effective and efficient manner could cause operational and financial losses.
The efficient management of our operations depends upon our ability to protect our computer systems and network infrastructure against damage from theft, casualties such as fire, power loss, telecommunications failure or other catastrophic events, as well as from internal and external security breaches, denial of service attacks, viruses, worms, malware, ransomware, breaches of the algorithms they or their third-party service providers use to encrypt and protect data and other malicious or disruptive events. We employ both internal resources and external consultants to conduct auditing and testing for weaknesses in our computer systems and network infrastructure to reduce the likelihood of any cybersecurity incident and have developed a multi-discipline response plan to help ensure that our executives are fully and accurately informed and manage, with the help of content experts, the discovery, investigation and auditing of, and recovery from any cybersecurity incidents. Despite these efforts, we can provide no assurance that these measures will successfully prevent all cybersecurity incidents or mitigate losses resulting from a cybersecurity incident.
Available cyber-risk insurance coverage and policy limits may not adequately cover or compensate us in the event of a cybersecurity incident. Our financial performance could be materially adversely affected if our operations are interrupted by a cybersecurity incident from which we are not able to promptly and fully recover, if any cyber-risk insurance is unable to fully address our losses and/or if we become subjected to litigation or regulatory action because of such an incident.
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
We are subject to extensive government regulation in the jurisdictions in which we do business which can negatively impact our financial condition, results of operation, and cash flows.
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
We are subject to taxes in the U.S., Mexico, Peru, the Netherlands, the United Kingdom, and other countries. Due to economic and political conditions, tax rates in various jurisdictions may be subject to significant change. Our effective tax rates could be affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, or changes in tax laws or their interpretation.
We are also subject to the examination of our tax returns and other tax matters by the U.S. Internal Revenue Service (“IRS”), the Servicio de Administración Tributaria in Mexico (“SAT”), the Superintendencia Nacional de Administración Tributaria in Peru (“SUNAT”) and other tax authorities. We regularly assess the likelihood of an adverse outcome resulting from these examinations to determine the adequacy of its provision for taxes. There can be no assurance as to the outcome of these examinations. If our effective tax rates were to increase, or if the ultimate determination of our taxes owed is for an amount in excess of amounts previously accrued, our financial condition, operating results and cash flows could be adversely affected.
In December 2021, the Organization for Economic Cooperation and Development (“OECD”), which is an international public policy setting organization comprised of member countries including the U.S., published a proposal for the establishment of a global minimum tax rate of 15% (the “Pillar Two rule”). The OECD has recommended that the Pillar Two rule become effective for fiscal years beginning after January 1, 2024, which is our fiscal 2025. To date, member states are in various stages of implementation and the OECD continues to refine technical guidance.
On December 30, 2020, Peru enacted tax law repealing current tax law which provided benefits to agribusiness entities. The new law subjects us to higher Peruvian corporate income tax rates than the rate in effect on the date of repeal of 15%, as follows: 20% for calendar years 2023 to 2024, 25% for calendar years 2025 to 2027, and 29.5% thereafter.
Global conflicts, including those between Russia and Ukraine and the war in the Middle East may adversely affect our business and results of operations.
Given the nature of our business and our global operations, political, economic, and other conditions in foreign countries and regions, including geopolitical risks such as the current conflicts between Russia and Ukraine and the war in the Middle East, may adversely affect our business and results of operations. The broader consequences of these conflicts, which may include sanctions, embargoes, regional instability, and geopolitical shifts; transportation bans relating to certain routes, or strategic decisions to alter certain routes; potential retaliatory action by governments against companies, including us; increased tensions between the United States and countries in which we operate; and the extent of these conflicts’ effects on our business and results of operations as well as the global economy, cannot be predicted.
Our business is heavily dependent on certain factors and risks such as those we have described in Item 1A that may limit our ability to accurately forecast our future performance and increase the risk of an investment in our common stock.
Our financial results may be significantly affected by variations in pricing on the purchase and sale of fruit and fluctuations in crop sizes and the volume of fruit available from owned and third-party sources. We may not be able to, or we may fail to, appropriately forecast, estimate and predict the significant inputs that impact our financial performance. Any guidance or forward-looking statement regarding future performance is subject to this uncertainty.

Risks Related to Our Common Stock
An active, liquid and orderly market for our common stock may not be maintained.
Our common stock began trading on Nasdaq in October 2020, but we can provide no assurance that we will be able to maintain an active trading market for our common stock. The lack of an active market may impair your ability to sell your shares at the time you wish to sell them or at a price that you consider reasonable. An inactive market may also impair our ability to raise capital by selling shares and may impair our ability to acquire other businesses or technologies using our shares as consideration, which, in turn, could materially adversely affect our growth.
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
Our executive officers and directors, if they choose to act together, have the ability to control or significantly influence all matters submitted to stockholders for approval. Furthermore, many of our current directors were appointed by our principal stockholders.
Our executive officers and directors, in the aggregate, own approximately 39% of our outstanding common stock as of October 31, 2023. Furthermore, many of our current directors were appointed by our principal stockholders. As a result, such persons or their appointees to our Board of Directors, acting together, have the ability to control or significantly influence all matters submitted to our Board of Directors or stockholders for approval, including the appointment of our management, the election and removal of directors and approval of any significant transaction, as well as our management and business affairs. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation, takeover or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other stockholders.
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
The terms of our credit facility contain a number of restrictive covenants, including customary operating restrictions that limit our ability to engage in such activities as borrowing and making investments, capital expenditures and distributions on our capital stock, and engaging in mergers, acquisitions and asset sales. We are also subject to customary financial covenants, including a leverage ratio and a fixed coverage ratio. These covenants restrict the amount of our borrowings, reducing our flexibility to fund ongoing operations and strategic initiatives. These borrowing arrangements are described in more detail in “Liquidity and Capital Resources” under Part II, Item 7 and in Note 9 to the consolidated financial statements under Part II, Item 8 of this annual report. Compliance with some of these covenants is based on financial measures derived from our operating results. If economic conditions deteriorate, we may experience material adverse impacts to our business and operating results, such as through reduced customer demand and inflation. A decline in our business could make us unable to maintain compliance with these financial covenants, in which case we may be restricted in how we manage our business and deploy capital, including by limiting our ability to make acquisitions and dispositions and pay dividends. In addition, if we are unable to maintain compliance with our financial covenants or otherwise breach the covenants that we are subject to under our credit facility, our lenders could demand immediate payment of amounts outstanding and we would need to seek alternate financing sources to pay off such debts and to fund our ongoing operations. Such financing may not be available on favorable terms, if at all. In addition, our term loans are secured by real property, personal property and the capital stock of our subsidiaries. If we cannot repay all amounts that we have borrowed under our term loans, our lenders could proceed against our assets.

Item 1B.    Unresolved Staff Comments
None.

Item 2.        Properties
Our principal operating, distribution and packing facilities as of October 31, 2023 were as follows:

Location	Type	Reportable Segment	Owned or Leased
North America:
Laredo, Texas	Distribution	Marketing & Distribution	Owned
Oxnard, California	Distribution, packing	Marketing & Distribution	Owned
Swedesboro, New Jersey	Distribution	Marketing & Distribution	Leased
Portland, Oregon	Distribution	Marketing & Distribution	Leased
Atlanta, Georgia	Distribution	Marketing & Distribution	Leased
Denver, Colorado	Distribution	Marketing & Distribution	Leased
Chicago, Illinois	Distribution	Marketing & Distribution	Leased
Calgary, Alberta, Canada	Distribution	Marketing & Distribution	Leased
Dallas, Texas	Distribution	Marketing & Distribution	Leased
Toronto, Ontario, Canada	Distribution	Marketing & Distribution	Leased
Oxnard, California	Corporate headquarters	Marketing & Distribution	Leased
Other:
Dartford, U.K.	Distribution, packing	Marketing & Distribution	Leased
Virú, Peru	Packing	International Farming	Owned
Uruapan, Mexico	Packing	Marketing & Distribution	Owned
Zamora, Mexico	Packing	Marketing & Distribution	Owned
Trujillo, Peru	Administrative	International Farming	Leased
Lima, Peru	Administrative, sales	International Farming	Leased
We own and lease approximately 15,000 of plantable acres of agricultural land under our farming operations. Our principal farming properties as of October 31, 2023 were as follows:

Location	Type	Reportable Segment	Owned or Leased
Olmos, Peru	Land	International Farming	Owned
Virú, Peru	Land	International Farming	Owned
Santa Rosa, Guatemala	Land	International Farming	Leased
Olmos, Peru	Land	Blueberries	Leased
We believe that our facilities are adequate to meet our current needs, and that suitable additional alternative spaces will be available in the future on commercially reasonable terms, if required. For additional information on leased property, see Note 10 of this annual report on Form 10-K.

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
Holders of Common Stock
We had 18 shareholders of record of our common stock as of December 1, 2023. This number was derived from our shareholder records and does not include holders of our common stock whose shares are held in the name of various dealers, clearing agencies, banks, brokers and other fiduciaries.
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
Comparative Stock Performance Graph
The following performance graph shows a comparison from October 1, 2020 (the date our common stock commenced trading on the Nasdaq Global Market) through October 31, 2023, of the cumulative total return for our common stock, the Nasdaq Composite Index (the annual reports for fiscal years 2021 and 2022 incorrectly labeled the name of the index as Nasdaq Composite Total Return Index) and the Nasdaq US Smart Food & Beverage Total Return Index. The graph assumes $100 was invested on October 1, 2020 in Mission Produce common stock, or the respective indices, including reinvestment of dividends, with the associated plots indicating the relative performance as of the last day of trading prior to the fiscal year end date.

	October 1, 2020	October 29, 2021	October 31, 2022	October 31, 2023
Mission Produce, Inc.	100.0	137.6	120.6	68.2
Nasdaq Composite Index(1)	100.0	136.8	97.0	113.5
Nasdaq US Smart Food & Beverage Total Return Index	100.0	121.2	135.1	116.0
(1)The annual reports for fiscal years 2021 and 2022 incorrectly labeled the name of this index as Nasdaq Composite Total Return Index
Unregistered Sales of Equity Securities
None.
Issuer Repurchases of Equity Securities
On September 6, 2023, the Board of Directors approved a stock repurchase program, which permits the Company to repurchase up to $20 million of shares of the Company’s common stock within 36 months from adoption. The shares may be repurchased from time to time in open market or privately negotiated transactions in such quantities and at such prices as may be authorized by certain designated officers of the Company. Share repurchases may be made in open market or privately negotiated transactions and/or pursuant to Rule 10b5-1 trading plans, subject to market conditions, applicable legal requirements, trading restrictions under the Company’s insider trading policy and other relevant factors.
Repurchases by us or our “affiliated purchasers” (as defined in Rule 10b-18(a)(3) of the Exchange Act) of registered equity securities during the fourth quarter of 2023 were as follows:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan	Approximate dollar value of shares that may yet be purchased under the plan (in millions)
September 6 - 30, 2023	21,539	$9.55	21,539	$19.8
October 1- 31, 2023	45,639	$9.09	45,639	$19.4
10b-5(1) Trading Plans
Luis A. Gonzalez, one of the Company’s directors, and his spouse, Rosario Del Pilar Vallejos Hinojosa, have adopted a trading plan that is intended to satisfy the affirmative defense of Rule 10b5-1(c) (the “Gonzalez Sales Plan”) to sell an aggregate of 1,651,500 shares they hold indirectly through Beldar Enterprises S.A., and through Corp SA1, Corp SA2, Corp SA3, and Corp SA4, which are abbreviations for four affiliate corporations that are organized under the laws of Panama. The Gonzalez Sales Plan was adopted on July 14, 2023, with sales commencing under the Gonzalez Sales Plan on October 16, 2023. The Gonzalez Sales Plan terminates on the earliest to occur of (a) the close of business on October 16, 2024 ; (b) the date on which the total shares subject to the Gonzalez Sales Plan have been sold; and (c) the date the Gonzalez Sales Plan is terminated in connection with certain extraordinary transactions as specified by the terms of the Gonzalez Sales Plan.
Jay A. Pack, one of the Company’s directors, has adopted a trading plan that is intended to satisfy the affirmative defense of Rule 10b5-1(c) (the “Pack Sales Plan”) to sell an aggregate of 150,000 shares held indirectly through PFP Investments, Ltd. The Pack Sales Plan was adopted on October 10, 2023, with sales commencing under the Pack Sales Plan on January 18, 2024. The Pack Sales Plan terminates on the earliest to occur of (a) July 17, 2024; (b) the completion of all sales contemplated under the Pack Sales Plan; and (c) the date the Pack Sales Plan is terminated in connection with certain events or transactions as specified by the terms of the Pack Sales Plan.

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
Overview
We are a world leader in sourcing, producing and distributing Hass avocados, serving retail, wholesale and foodservice customers. We source, produce, pack and distribute avocados and a small amount of other fruits to our customers and provide value-added services including ripening, bagging, custom packaging and logistical management. In addition, we provide our customers with merchandising and promotional support, insights on market trends and training designed to increase their retail avocado sales.
Consolidation of VIE
On May 1, 2022, a reconsideration event occurred related to Moruga S.A.C., a holding company with one wholly owned subsidiary, Blueberries Peru, S.A.C. (collectively referred to as “Moruga”), an entity for which we have a 60% equity ownership interest. Moruga was previously accounted for under the equity method of accounting, where investments are stated at initial cost and adjusted for subsequent additional investments and our proportionate share of earnings or losses and distributions. As a result of the reconsideration event, we concluded that Moruga is a variable interest entity (“VIE”), and that the Company is the primary beneficiary with a controlling financial interest. Based on this conclusion, Moruga was prospectively consolidated on May 1, 2022. For more details on Moruga, refer to Note 3 to the financial statements in this annual report.
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
•International Farming. International Farming owns and operates orchards from which the vast majority of fruit produced is sold to our Marketing and Distribution segment. The segment’s farming activities range from cultivating early-stage plantings to harvesting from mature trees. It also earns service revenues for packing and processing fruit for both our Blueberries segment, as well as for third-party producers of other crops. Operations are principally located in Peru, with smaller operations emerging in other areas of Latin America.
•Blueberries. The Blueberries segment represents the results of Moruga, subsequent to its consolidation on May 1, 2022. Moruga’s farming activities include cultivating early-stage blueberry plantings and harvesting mature bushes. Substantially all blueberries produced are sold to a single distributor under an exclusive marketing agreement.
Recent business developments
In April 2023, the Marketing and Distribution segment opened a 102,000-square-foot state-of-the-art ripening, packing and forward distribution center in Dartford, United Kingdom. Strategically located with direct access to major international ports and transportation networks, the facility is expected to strengthen our international footprint and optimize product distribution to the Company’s customer base in the U.K.
Regulatory developments
In December 2021, the Organization for Economic Cooperation and Development (“OECD”), which is an international public policy setting organization comprised of member countries including the U.S., published a proposal for the establishment of a global minimum tax rate of 15% (the “Pillar Two rule”) . The OECD has recommended that the Pillar Two rule become effective for fiscal years beginning after January 1, 2024, which is our fiscal 2025. To date, member states are in various stages of implementation and the OECD continues to refine technical guidance. We are closely monitoring developments of the Pillar Two rule and are currently evaluating the potential impact in each of the countries we operate in.
Results of Operations
The operating results of our businesses are significantly impacted by the price and volume of fruit we farm, source and distribute. In addition, our results have been, and will continue to be, affected by quarterly and annual fluctuations due to a number of factors, including but not limited to: pests and disease; weather patterns; changes in demand by consumers; food safety advisories; the timing of the receipt, reduction or cancellation of significant customer orders; the gain or loss of significant customers; the availability, quality and price of raw materials; the utilization of capacity at our various locations; and general economic conditions.
Our financial reporting currency is the U.S. dollar. The functional currency of our most significant subsidiaries is the U.S. dollar and the majority of our sales are denominated in U.S. dollars. A significant portion of our purchases of avocados are denominated in the Mexican Peso and a significant portion of our growing and harvesting costs are denominated in Peruvian Soles. Fluctuations in the exchange rates between the U.S. dollar and these local currencies usually do not have a significant impact on our gross margin because the impact affects our pricing by comparable amounts. Our margin exposure to exchange rate fluctuations is short-term in nature, as our sales price commitments are generally limited to less than one month and orders can primarily be serviced with procured inventory. Over longer periods of time, we believe that the impact exchange rate fluctuations will have on our cost of goods sold will largely be passed on to our customers in the form of higher or lower prices.

	Years ended October 31,
	2023		2022		2021
(In millions, except percentages)	Dollar	%	Dollar	%	Dollar	%
Net sales	$953.9	100.0%	$1,045.9	100.0%	$891.7	100.0%
Cost of sales	870.6	91.3%	956.1	91.4%	767.2	86.0%
Gross profit	83.3	8.7%	89.8	8.6%	124.5	14.0%
Selling, general and administrative expenses	76.4	8.0%	77.5	7.4%	63.6	7.1%
Goodwill impairment	—	—%	49.5	4.7%	—	—%
Operating income (loss)	6.9	0.7%	(37.2)	(3.6)%	60.9	6.8%
Interest expense	(11.6)	(1.2)%	(5.5)	(0.5)%	(3.7)	(0.4)%
Equity method income	4.0	0.4%	5.1	0.5%	7.5	0.8%
Remeasurement gain on acquisition of equity method investee	—	—%	2.0	0.2%	—	—%
Other (expense) income, net	(0.2)	—%	4.4	0.4%	1.3	0.1%
(Loss) income before income taxes	(0.9)	(0.1)%	(31.2)	(3.0)%	66.0	7.4%
Provision for income taxes	2.2	0.2%	3.7	0.4%	21.1	2.4%
Net (loss) income	(3.1)	(0.3)%	(34.9)	(3.3)%	44.9	5.0%
Net loss attributable to noncontrolling interest	(0.3)	—%	(0.3)	—%	—	—%
Net (loss) income attributable to Mission Produce	$(2.8)	(0.3)%	$(34.6)	(3.3)%	$44.9	5.0%
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

	Years ended October 31,
(In millions)	2023	2022	2021
Net sales:
Marketing and Distribution	$889.9	$1,016.1	$872.0
International Farming	11.6	19.1	19.7
Blueberries	52.4	10.7	—
Total net sales	$953.9	$1,045.9	$891.7
Net sales decreased $92.0 million or 9% in fiscal year 2023 compared to the previous year, primarily due to a 24.0% decrease in average per-unit avocado sales prices, partially offset by increases in avocado volume sold of 12.0%. Price decreases and higher avocado volume sold were driven by higher industry supply out of Mexico in the current year as compared to limited supply out of Mexico in the previous year. Net sales were favorably affected by the full-year impact of consolidating revenue from our Blueberries segment.
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

	Years ended October 31,
	2023	2022	2021
Gross profit (in millions)	$83.3	$89.8	$124.5
Gross profit as a percentage of net sales	8.7%	8.6%	14.0%
Gross profit decreased $6.5 million in fiscal year 2023 compared to the previous year to $83.3 million, and gross profit percentage increased by 10 basis points to 8.7% of revenue. The decrease in gross profit was concentrated in our International Farming segment and driven by lower pricing on avocados sold from Company-owned farms. Lower pricing conditions were driven by higher worldwide supply of avocados, driven by a stronger Mexican crop, combined with quality issues and a compressed Peruvian harvest season brought about by El Niño-related weather events. Gross profit percentage remained flat as higher volume of avocados sold and improved per-unit margin at lower average sales prices in our Marketing & Distribution segment and higher volume of blueberries sold by Blueberries segment largely offset the negative impact from our International Farming segment.
Gross profit decreased $34.7 million in fiscal year 2022 compared to the previous year to $89.8 million, and gross profit percentage decreased by 536 basis points to 8.6% of revenue. Within our Marketing and Distribution segment, the decreases were primarily driven by the impact of lower avocado volume sold, as well as temporary and unforeseen operational challenges created by the ERP implementation, which limited our ability to effectively manage our supply chain during the first quarter of 2022. Within our International Farming segment, we experienced gross profit decreases primarily due to inflationary cost pressures impacting ocean freight costs, packaging costs, and farming input costs, partially offset by increased avocado production at our farms.
Selling, general and administrative expenses
Selling, general and administrative (“SG&A”) expenses primarily include the costs associated with selling, professional fees, general corporate overhead and other related administrative functions.

	Years ended October 31,
(In millions)	2023	2022	2021
Selling, general and administrative expenses	$76.4	$77.5	$63.6
SG&A expenses decreased $1.1 million or 1% in fiscal year 2023 compared to the previous year, primarily due to lower ERP and insurance costs. The reduction in ERP expense was concentrated in non-recurring process reengineering costs, while reduced insurance expense was attributed to lower rates on directors and officers liability coverage. These reductions were partially offset by an increase of approximately $2.4 million of expenses from the Blueberries segment, a large portion of which was attributed to amortization of an intangible asset recognized in the business combination.
SG&A increased $13.9 million or 22% in fiscal year 2022 compared to the previous year, due to ERP costs in our Marketing and Distribution segment, higher employee-related costs, higher professional fees, and higher travel costs. ERP costs consisted of noncapitalizable implementation costs and nonrecurring process re-engineering costs. Employee-related costs were impacted by labor inflation and higher stock-based compensation expense. Higher professional fees were in part due to our change in SEC filer status from an emerging growth company to a large accelerated filer on October 31, 2021. Travel costs increased as COVID-related travel restrictions eased relative to prior year. The consolidation of Moruga increased selling, general and administrative expenses by $1.7 million, which included amortization of an intangible asset recognized at acquisition.

Goodwill impairment
A noncash impairment loss of $49.5 million was recognized in the consolidated statements of income during the fourth quarter of fiscal 2022. No goodwill impairment was recognized in fiscal years 2023 or 2021. For more information, refer to Note 4 to the consolidated financial statements.
Interest expense
Interest expense consists primarily of interest on borrowings under working capital facilities that we maintain and interest on other long-term debt used to make capital and equity investments. We also incur interest expense on finance leases, computed using each leases’ explicit or implicit borrowing rate.

	Years ended October 31,
(In millions)	2023	2022	2021
Interest expense	$11.6	$5.5	$3.7
Interest expense increased $6.1 million or 111% in fiscal year 2023 compared to the previous year, primarily due to the effect of rising interest rates on our credit facility, which is subject to variable rates, as well as higher average outstanding debt balances. Additionally, the Blueberries segment incurred interest expense of $2.2 million related to a long-term finance lease of land as well as short-term bank borrowings and financed payables.
Interest expense increased $1.8 million or 49% in fiscal year 2022 compared to the previous year, primarily due to higher interest rates, as the majority of our outstanding debt is subject to variable rates.
Equity method income
Our material equity method investees include Henry Avocado (“HAC”), Mr. Avocado, Copaltas, and up until May 1, 2022, Moruga. On May 1, 2022, Moruga became a variable interest entity and prospectively consolidated into our financial statements.

	Years ended October 31,
(In millions)	2023	2022	2021
Equity method income	$4.0	$5.1	$7.5
Remeasurement gain on acquisition of equity method investee	—	2.0	—
Equity method income decreased $1.1 million or 22% in fiscal year 2023 compared to the previous year, primarily due to lower income from HAC, driven by inflationary pressure on SG&A expense.
Equity method income decreased $2.4 million or 32% in fiscal year 2022 compared to the previous year, primarily due to the effect of consolidation of Moruga, partially offset by stronger operating performance from HAC.
Other expense (income), net
Other expense (income), net consists of interest income, currency exchange gains or losses, interest rate derivative gains or losses and other miscellaneous income and expense items.

	Years ended October 31,
(In millions)	2023	2022	2021
Other expense (income), net	$0.2	$(4.4)	$(1.3)
Other expense was $0.2 million in fiscal year 2023, compared to other income of $4.4 million in the previous year. Current year expense is primarily attributed to foreign currency transaction losses primarily due to the weakening of the U.S. dollar relative to the Mexican peso. In the prior year, gains were generated on interest rate swaps as a result of rising interest rates during the period.
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

	Years ended October 31,
	2023	2022	2021
Provision for income taxes (in millions)	$2.2	$3.7	$21.1
Effective tax rate(1)	(256.6)%	(12.0)%	32.0%
(1) May not recalculate due to rounding.
The provision for income tax decreased $1.5 million or 41% in fiscal year 2023 compared to the previous year. The current year provision for income tax was impacted by a $1.7 million charge related to a statutory case in Mexico and $0.5 million in changes in unrecognized tax benefits. These charges were partially offset by a favorable change in ASC 740-30 (formerly APB 23) liability of $1.6 million.
The provision for income taxes decreased $17.4 million or 82% in fiscal year 2022 compared to the previous year. In 2022, our provision for income taxes was impacted by the $49.5 million non-deductible goodwill impairment charge, which generated a pre-tax loss. In 2021, the provision for income taxes included a $5.4 million charge from the remeasurement of our deferred tax balances in Peru due to the enactment of tax law in 2020 repealing tax benefits to agribusiness entities. The law subjects us to higher Peruvian corporate income tax rates than the rate in effect on the date of repeal of 15%, as follows: 20% for calendar years 2023 to 2024, 25% for calendar years 2025 to 2027, and 29.5% thereafter.
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
Net sales

	Marketing & Distribution	International Farming	Blueberries	Total	Marketing & Distribution	International Farming	Blueberries(1)	Total	Marketing & Distribution	International Farming	Total
	Years ended October 31,
(In millions)	2023				2022				2021
Third party sales	$889.9	$11.6	$52.4	$953.9	$1,016.1	$19.1	$10.7	$1,045.9	$872.0	$19.7	$891.7
Affiliated sales	—	78.6	—	78.6	—	95.6	—	95.6	—	84.9	84.9
Total segment sales	$889.9	$90.2	$52.4	$1,032.5	$1,016.1	$114.7	$10.7	$1,141.5	$872.0	$104.6	$976.6
Intercompany eliminations	—	(78.6)	—	(78.6)	—	(95.6)	—	(95.6)	—	(84.9)	(84.9)
Total net sales	$889.9	$11.6	$52.4	$953.9	$1,016.1	$19.1	$10.7	$1,045.9	$872.0	$19.7	$891.7
(1) The Blueberries segment was consolidated prospectively from May 1, 2022.

Adjusted EBITDA

	Years Ended October 31,
(In millions)	2023	2022	2021
Marketing & Distribution adjusted EBITDA	$40.1	$23.5	$51.4
International Farming adjusted EBITDA	3.1	23.3	33.9
Blueberries adjusted EBITDA	5.2	0.8	—
Total reportable segment adjusted EBITDA	$48.4	$47.6	$85.3
Net (loss) income	(3.1)	(34.9)	44.9
Interest expense	11.6	5.5	3.7
Provision for income taxes	2.2	3.7	21.1
Depreciation and amortization(1)	32.8	24.8	20.4
Equity method income	(4.0)	(5.1)	(7.5)
Stock-based compensation	4.5	3.6	2.6
Executive severance	1.3	—	—
Legal settlement	—	—	0.8
Asset impairment and disposals, net of insurance recoveries	1.3	0.4	(0.2)
Farming costs for nonproductive orchards	1.8	1.5	0.8
ERP costs(2)	2.2	4.6	—
Goodwill impairment	—	49.5	—
Remeasurement gain on business combination with Moruga	—	(2.0)	—
Transaction costs	0.3	0.6	—
Amortization of inventory adjustment recognized from business combination	0.7	0.4	—
Other expense (income), net	0.2	(4.4)	(1.3)
Noncontrolling interest(3)	(3.4)	(0.6)	—
Total adjusted EBITDA	$48.4	$47.6	$85.3
(1) Includes depreciation and amortization of purchase accounting assets of $2.4 million, $1.4 million and $0.2 million for the years ended October 31, 2023, 2022, and 2021, respectively.
(2) Includes recognition of deferred implementation costs in the years ended October 31, 2023 and 2022. The year ended October 31, 2022 also includes non-recurring post-implementation process reengineering costs.
(3) Represents net loss attributable to noncontrolling interest plus the impact of non-GAAP adjustments, allocable to the noncontrolling owner based on their percentage of ownership interest.
Marketing and Distribution
Net sales in our Marketing and Distribution segment decreased $126.2 million or 12% in fiscal year 2023 compared to the previous year, driven by pricing and volume dynamics described above, which were driven by higher industry supply out of Mexico relative to last year.
Segment adjusted EBITDA increased $16.6 million or 71% in fiscal year 2023 compared to the previous year, due to higher gross margin from higher avocado volume sold and improved avocado per-unit margins.
Net sales in our Marketing and Distribution segment increased $144.1 million or 17% in fiscal year 2022 compared to the previous year, due to the same drivers impacting consolidated revenue.
Segment adjusted EBITDA decreased $27.9 million or 54% in fiscal year 2022 compared to the previous year, due to the impact of lower avocado volume sold, lower gross margin primarily attributed to ERP-related issues during the first quarter of 2022, and higher selling, general and administrative expense as described above.
International Farming
The vast majority of fruit sales from our International Farming segment are to the Marketing and Distribution segment, with the remainder of revenue largely derived from services provided to third parties and our Blueberries segment. Affiliated sales are concentrated in the second half of the fiscal year in alignment with the Peruvian avocado harvest season, which typically runs from April through September of each year. As a result, adjusted EBITDA for the International Farming segment is generally concentrated in the third and fourth quarters of the fiscal year in alignment with the timing of sales. The Company operates approximately 700 acres of mangos in Peru that are largely in an early stage of production. The timing of the mango harvest is concentrated in the fiscal second quarter and, as a result, mangos have a more pronounced impact on segment financial performance during this timeframe.
Total segment sales in our International Farming segment decreased $24.5 million or 21% in fiscal year 2023 compared to the previous year, primarily due to lower pricing on avocados sold from company-owned farms. Lower pricing conditions were driven by higher worldwide supply of avocados, driven by a stronger Mexican crop, combined with quality issues and a compressed Peruvian harvest season brought about by El Niño-related weather events.
Segment adjusted EBITDA decreased $20.2 million or 87% in fiscal year 2023 compared to the previous year, primarily due to lower gross profit resulting from lower pricing.
Total segment sales in our International Farming segment increased $10.1 million or 10% in fiscal year 2022 compared to the previous year, driven by increased avocado production of 15%, which increased affiliated sales.
Segment adjusted EBITDA decreased $10.6 million or 31% in fiscal year 2022 compared to the previous year, primarily due to inflationary cost pressures impacting ocean freight costs, packaging costs, and farming input costs, partially offset by increased avocado production at our farms, as well as losses at early-stage mango farms that were mainly driven by lower sales prices and production yields.
Blueberries
In fiscal year 2023, net sales in our Blueberries segment were $52.4 million and segment adjusted EBITDA was $5.2 million. The segment performance benefited from higher volumes associated with the consolidation of our Blueberries segment for the entirety of the fiscal year.
In the six months ended October 31, 2022, which was the period following consolidation, net sales were $10.7 million and segment adjusted EBITDA was $0.8 million.
Liquidity and Capital Resources
Operating activities

	Years ended October 31,
(In millions)	2023	2022	2021
Net (loss) income	$(3.1)	$(34.9)	$44.9
Depreciation and amortization	32.8	24.8	20.4
Equity method income	(4.0)	(5.1)	(7.5)
Noncash lease expense	5.9	5.3	4.3
Stock-based compensation	4.5	3.6	2.6
Dividends received from equity method investees	2.7	2.2	1.7
Deferred income taxes	(6.4)	(0.6)	8.8
Goodwill impairment	—	49.5	—
Remeasurement gain on business combination with Moruga	—	(2.0)	—
Unrealized losses on foreign currency transactions	1.4	—	—
Unrealized gains on derivative financial instruments	(0.1)	(4.7)	(0.8)
Other	1.7	0.9	0.3
Change in working capital	(6.2)	(3.8)	(27.7)
Net cash provided by operating activities	$29.2	$35.2	$47.0
Net cash provided by operating activities decreased $6.0 million for 2023 compared to the previous year. The change was driven by weaker operating performance within our International Farming segment and working capital growth. Within working capital, unfavorable changes in accounts receivable and accounts payable and accrued expenses were largely offset by favorable changes in inventory and other receivables. Trade accounts receivable were impacted by higher avocado sales prices as well as higher blueberry volumes and pricing, the former of which includes balances outstanding at our new U.K. entity which commenced operations this fiscal year. At our International Farming segment, the earlier completion of the avocado season compared to prior year correlated with unfavorable changes in accounts payable and accrued expenses and conversely, favorable changes in on-hand inventory of company owned fruit and reductions in other assets from accelerated VAT refunds.
Net cash provided by operating activities decreased $11.8 million for fiscal year 2022 compared to the previous year, reflecting our net loss in the current year compared to net income in the prior year, partially offset by improvements in working capital. Working capital was primarily impacted by favorable movement in accounts receivable, partially offset by unfavorable movement in inventory. Accounts receivable as of October 31, 2022 was lower compared to prior year, as a result of per-unit sales prices trending lower during the fourth quarter. Changes in inventory were primarily driven by the consolidation of Moruga and its respective inventory.
Investing activities

	Years ended October 31,
(In millions)	2023	2022	2021
Purchases of property, plant and equipment	$(49.8)	$(61.2)	$(73.4)
Proceeds from sale of property, plant and equipment	0.2	3.0	2.4
Insurance proceeds for the replacement of property, plant and equipment	—	—	1.1
Cash acquired in consolidation of Moruga	—	4.3	—
Investment in equity method investees	(2.1)	(0.4)	(0.2)
Purchase of other investment	(2.3)	—	—
Loans to equity method investees	—	—	(2.0)
Loan repayments from equity method investees	—	3.0	1.5
Other	(0.1)	(0.1)	0.3
Net cash used in investing activities	$(54.1)	$(51.4)	$(70.3)
Property, plant and equipment
In fiscal year 2023, capital expenditures were concentrated in pre-production avocado orchard maintenance in Guatemala and Peru and construction costs on our new UK distribution facility. Capital expenditures in the Blueberries operation were $12.9 million, primarily related to irrigation installation and early-stage plant cultivation.
In fiscal year 2022, capital expenditures were concentrated in the purchase of farmland in Peru as well as land improvements and orchard development of avocados in Guatemala and both avocados and blueberries in Peru. Capital expenditures in the Blueberries operation were $6.9 million, primarily related to early-stage plant cultivation.
Proceeds from the sale of property, plant and equipment were primarily from land that had been originally intended for use as our corporate headquarters.
Equity method investees
In all fiscal years presented, we made contributions to Copaltas and Mr. Avocado. Funds were used by Copaltas for the purchase of additional farmland in Colombia. Funds were used by Mr. Avocado to support working capital needs and an investment in a new distribution facility in southern China.
Loan repayments made in fiscal years 2022 and 2021 were from Copaltas and Moruga, respectively.
Other investment

In fiscal year 2023, we acquired a 5.1% equity interest in shares of common stock of a private entity that is developing avocado orchards in South Africa.

Financing activities

	Years ended October 31,
(In millions)	2023	2022	2021
Borrowings on revolving credit facility	$145.0	$80.0	$—
Payments on revolving credit facility	(130.0)	(40.0)	—
Proceeds from short-term borrowings	2.8	2.5	—
Repayment of short-term borrowings	(2.5)	—	—
Principal payments on long-term debt obligations	(3.5)	(63.3)	(10.5)
Principal payments on finance lease obligations	(2.6)	(1.2)	(1.2)
Proceeds from loan from noncontrolling interest holder	2.0	—	—
Payments for long-term supplier financing	(0.1)	—	—
Purchase and retirement of common stock	(0.6)	—	—
Taxes paid related to shares withheld from the settlement of equity awards	(0.5)	—	—
Exercise of stock options	0.1	0.1	0.2
Repayment of stock option notes receivable	—	—	0.1
Payment of debt issuance, restructuring or extinguishment fees	—	(0.8)	(0.1)
Equity contributions from noncontrolling interest holders	4.2	0.9	—
Net cash provided by (used in) financing activities	$14.3	$(21.8)	$(11.5)
Borrowings and repayments of debt
We utilize a revolving line of credit for short-term working capital purposes. Principal payments on our term loans and other notes payable are made in accordance with debt maturity schedules. The financing cash flow for fiscal 2022 reflects the modification of principal amounts on our term-loans and increased borrowing capacity on our revolver.
Blueberries
Financing at our Blueberries segment consists of shareholder contributions and loans, as well as short-term bank borrowings. In fiscal 2023, shareholder contributions were made to fund capital expenditures as described above in the Investing Activities section. Principal payments on finance lease obligations related to a long-term land lease in our Blueberries segment, which for accounting purposes has been classified as a finance lease.
Purchase and retirement of common stock
Shares of the company’s common stock may be repurchased from time to time in the open market or privately negotiated transactions under our share repurchase program. Refer to Note 13 to the consolidated financial statements for more information.
Capital resources

	October 31,
(In millions)	2023	2022
Cash and cash equivalents	$42.9	$52.8
Working capital(1)	122.6	126.4
(1)Includes cash and cash equivalents
Capital resources include cash flows from operations, cash and cash equivalents, and debt financing. Our Blueberries segment may also receive capital contributions or loans from noncontrolling shareholders.
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
As of October 31, 2023, we were required to comply with the following financial covenants: (a) a quarterly consolidated leverage ratio of not more than 3.5 to 1.00 and (b) a quarterly consolidated fixed charge coverage ratio of not less than 1.25 to 1.00.

As of October 31, 2023, our consolidated leverage ratio was 2.64 to 1.00 and our consolidated fixed charge coverage ratio was 1.58 to 1.00 and we were in compliance with all such covenants of the credit facility.
Material cash requirements
Capital expenditures
We have various capital projects in progress for farming expansion and facility improvements which we intend to fund through our operating cash flow as well as cash and cash equivalents on hand. For fiscal 2024, we expect capital expenditures to be between $30 to $35 million.
Moruga Blueberry Project
In fiscal year 2023, Moruga commenced its previously announced project to farm approximately 1,500 additional acres of blueberries in the Olmos region of Peru. The project is funded by cash flow generated by Moruga and supplemented by pro-rata shareholder contributions based on each shareholders’ respective ownership interest. As of October 31, 2023, the estimated remaining capital expenditures related to the project were approximately $40 million, to be spent in phases through fiscal 2028, depending on timing and other factors.
Leases
We are party to various leases, the most material of which are for facilities and land. Our undiscounted cash liabilities were approximately $176.1 million as of October 31, 2023, of which, approximately $56.0 million was for a long-term land lease in our Blueberries segment.
Long-term debt
As of October 31, 2023, remaining maturities on our term loans and notes were $152.0 million. See Note 9 to the consolidated financial statements for more information.
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
Goodwill. Our goodwill represents the excess of the purchase price of business combinations over the fair value of the net assets acquired. Goodwill impairment testing requires significant judgment and management estimates, including, but not limited to, the determination of (i) the number of reporting units, (ii) the goodwill and other assets and liabilities to be allocated to the reporting units and (iii) the fair values of the reporting units. The estimates and assumptions described above, along with other factors such as discount rates, will significantly affect the outcome of the impairment tests and the amounts of any resulting impairment losses. We may use either a qualitative or quantitative approach when testing a reporting unit’s goodwill for impairment on an annual basis during the fourth quarter of each year, and between annual tests whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If we use a qualitative approach and determine that it is more likely than not that the fair value of a reporting unit is less than its carrying value, we would then perform the first step of the goodwill impairment test, which would consist primarily of a discounted cash flow (“DCF”) analysis and guideline publicly-traded companies (“GPC”) analysis to determine the fair value of the reporting unit.

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
Off-Balance Sheet Arrangements
During the periods presented we did not have, nor do we currently have, any off-balance sheet arrangements as defined under SEC rules, except as follows:
The Company may issue standby letters of credit through banking institutions. As of October 31, 2023, total letters of credit outstanding were $0.7 million.

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
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost‑benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of October 31, 2023.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of October 31, 2023.
The effectiveness of our internal control over financial reporting as of October 31, 2023 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in its report which is included below.

Attestation Report of the Registered Public Accounting Firm
The attestation report of the independent registered public accounting firm, Deloitte & Touche LLP, on the Company’s internal control over financial reporting is included below under the heading “Report of Independent Registered Public Accounting Firm.”
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the year ended October 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance
The information required by this item will be contained in our definitive proxy statement to be filed with the SEC in connection with our 2024 Annual Meeting of Stockholders, or the Definitive Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended October 31, 2023, under the headings “Election of Directors,” “Executive Officers,” and “Delinquent Section 16(a) Reports,” and is incorporated herein by reference.
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
Insider Trading Policies
The information required by this item will be set forth in the section headed “Insider Trading Policies” in our Definitive Proxy Statement and is incorporated herein by reference. A copy of our Insider Trading Compliance Policy, including any amendments thereto, is also filed as Exhibit 19.1 to this Annual Report on Form 10-K.

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

Item 14.    Principal Accountant Fees and Services
The information required by this item will be set forth in the section headed “Fees Billed by Deloitte for 2023 and 2022” in our Definitive Proxy Statement and is incorporated herein by reference.

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
C.Exhibits
The documents set forth are filed herewith or incorporated herein by reference.
INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Date	Number	Filed Herewith
3.1#	Amended and Restated Certificate of Incorporation	8-K	10/7/2020	3.1
3.2#	Amended and Restated Bylaws	8-K	10/7/2020	3.2
4.1#	Form of Common Stock Certificate	S-1/A	9/22/2020	4.1

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Date	Number	Filed Herewith
4.2#	Description of Capital Stock	10-K	12/22/2021	4.2
10.1#+	Mission Produce, Inc. Amended and Restated 2003 Stock Incentive Plan	S-1/A	9/22/2020	10.1
10.2#+	Form of Stock Option Agreement pursuant to the Mission Produce, Inc. Amended and Restated 2003 Stock Incentive Plan	S-8	10/5/2020	10.2
10.3#+	Mission Produce, Inc. 2020 Incentive Award Plan	S-1	9/4/2020	10.3
10.5#+	Form of Stock Option Agreement pursuant to the Mission Produce, Inc. 2020 Incentive Award Plan	S-1	9/4/2020	10.5
10.6#+	Form of RSU Agreement pursuant to the Mission Produce, Inc. 2020 Incentive Award Plan	S-1	9/4/2020	10.6
10.7#+	Form of Indemnification Agreement between Mission Produce, Inc. and certain of its directors and officers	S-1	9/4/2020	10.7
10.8#	Credit Agreement, dated as of October 11, 2018, by and among Mission Produce, Inc., as Borrower, certain subsidiaries of the Borrower party thereto as guarantors, Bank of America, N.A. as administrative agent, Swingline Lender and L/C Issuer, Farm Credit West, PCA as Syndication Agent, City National Bank and J.P. Morgan Chase Bank, N.A. as co-documentation agents, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Farm Credit West, PCA as joint lead arrangers and joint bookrunners, and other lenders party thereto	S-1	9/4/2020	10.8
10.9#	First Amendment to Credit Agreement and Consent, dated September 18, 2020, by and among Mission Produce, Inc., as Borrower, certain subsidiaries of the Borrower party thereto as guarantors, Bank of America, N.A. as administrative agent, Swingline Lender and L/C Issuer, Farm Credit West, PCA as Syndication Agent, City National Bank and J.P. Morgan Chase Bank, N.A. as co-documentation agents, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Farm Credit West, PCA as joint lead arrangers and joint bookrunners, and other lenders party thereto	S-1/A	9/22/2020	10.9
10.10#	Form of Amended and Restated Stockholder Agreement, by and among Mission Produce, Inc. and the stockholder party thereto	S-1/A	9/22/2020	10.10
10.11#	Corporate Headquarters Lease Agreement	10-K	1/19/2021	10.11
10.13#+	Mission Produce Deferred Compensation Plan	10-K	12/22/2021	10.13
10.14#+	Director Equity Deferral Plan	10-K	12/22/2021	10.14
10.15#+	Form of Performance Stock Unit Agreement pursuant to the Mission Produce, Inc. 2020 Incentive Award Plan	10-K	12/22/2022	10.15
10.16#+	Offer letter dated March 8, 2021 to Joanne Wu	10-K	12/22/2021	10.16
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
		8-K	4/26/2022	10.17
10.18+	Amended and Restated Non-Employee Director Compensation Program				X
10.19+#	Offer letter dated April 26, 2022 to Tim Bulow	10-Q	6/8/2022	10.19
10.20#	Third Amendment to the Credit Agreement, dated as of October 11, 2018, as amended on September 18, 2020 and April 26, 2022, by and among Mission Produce, Inc., as Borrower, certain subsidiaries of the Borrower party thereto as guarantors, Bank of America, N.A. as administrative agent, Swingline Lender and L/C Issuer, Farm Credit West, PCA as Syndication Agent, City National Bank, Citibank, N.A., and J.P. Morgan Chase Bank, N.A. as co-documentation agents, BofA Securities, Inc. and Farm Credit West, PCA as joint lead arrangers and joint bookrunners, and other lenders party thereto	8-K	10/21/2022	10.20
10.21#+	Employee Equity Deferral Plan	10-K	12/22/2022	10.21
10.22+	Employment Agreement, dated August 7, 2023 by and between Mission Produce, Inc., and Stephen J. Barnard	8-K	8/7/2023	10.1
10.23#+	Executive Severance and Change in Control Plan	8-K	8/7/2023	10.2
10.24+	Separation Agreement and General Release from Tim Bulow				X
10.25	Land Lease Agreement Between Blueberries Peru S.A. and Agrolatam S.A.C.				X
19.1	Insider Trading Compliance Policy				X
21.1#	List of Subsidiaries of Registrant	10-K	12/22/2022	21.1
23.1	Consent of Deloitte & Touche LLP				X
24.1	Power of Attorney				X

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Date	Number	Filed Herewith
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
97.1	Policy for Recovery of Erroneously Awarded Compensation				X
101
The following financial statements from the Company's Annual Report on Form 10-K for the year ended October 31, 2023 formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of (Loss) Income, (iii) Consolidated Statements of Comprehensive (Loss) Income, (iv) Consolidated Statements of Changes in Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.
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

Item 16.    Form 10-K Summary
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 21, 2023.

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
Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below on December 21, 2023, by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title

/s/ Stephen J. Barnard
Stephen J. Barnard	Chief Executive Officer and Director (Principal Executive Officer)

/s/ Bryan E. Giles
Bryan E. Giles	Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Stephen A. Beebe
Stephen A. Beebe	Director

/s/ Stephen W. Bershad
Stephen W. Bershad	Director

/s/ Luis A. Gonzalez
Luis A. Gonzalez	Director

/s/ Bonnie C. Lind
Bonnie C. Lind	Director

/s/ Jay A. Pack
Jay A. Pack	Director

/s/ Bruce C. Taylor
Bruce C. Taylor	Director

/s/ Linda B. Segre
Linda B. Segre	Director

/s/ Tony Bashir Sarsam
Tony Bashir Sarsam	Director

MISSION PRODUCE, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Mission Produce, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Mission Produce, Inc and subsidiaries (the “Company”) as of October 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended October 31, 2023, of the Company and our report dated December 21, 2023, expressed an unqualified opinion on those financial statements.
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
December 21, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Mission Produce, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Mission Produce, Inc. and subsidiaries (the "Company") as of October 31, 2023 and 2022, the related consolidated statements of (loss) income, comprehensive (loss) income, changes in equity, and cash flows, for each of the three years in the period ended October 31, 2023, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of October 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended October 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of October 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 21, 2023, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
The Company’s goodwill for its Peruvian farming reporting unit within the International Farming segment is tested annually for impairment during the fourth quarter of each year, and more frequently if events and circumstances indicate that the assets might be impaired. The Company’s evaluation of its Peruvian farming goodwill for impairment involves the comparison of the fair value of the reporting unit to its carrying value.
The Company elected to use a quantitative approach to determine the fair value of the Peruvian farming reporting unit based upon the discounted cash flow method and the guideline publicly-traded companies method based on marketplace multiples to determine the fair value of its reporting unit. The fair value determination using the discounted cash flow method requires management to make significant estimates and assumptions related to forecasts of future revenues and earnings before interest, taxes, depreciation, and amortization (EBITDA) and the discount rate. The determination of the fair value using the public company guideline method requires management to make significant assumptions related to marketplace EBITDA multiples from within a peer public company group. The goodwill balance was $39.4 million as of October 31, 2023, of which $26.9 million was allocated to the Peruvian farming reporting unit within International Farming segment. The fair value of the Peruvian farming reporting unit was greater than its carrying value as of the measurement date, and as a result, management did not record an impairment charge related to the reporting unit goodwill.

Given the significant judgments made by management to estimate the fair value of Peruvian farming reporting unit, performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to forecasts of future revenues and EBITDA, as well as the selection of the discount rate and the selection of multiples applied to management's forecasted EBITDA estimates for the Peruvian farming reporting unit, required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the forecasts of future revenues and EBITDA ("forecasts"), the selection of the discount rate and the selection of multiples applied to management's forecasted EBITDA estimates ("market multiples") for the Peruvian farming reporting unit included the following, among others:
•We tested the effectiveness of controls over management's goodwill impairment evaluation over the determination of the fair value of the Peruvian farming reporting unit, such as controls related to management's forecasts and the selection of the discount rate and market multiples used.
•We evaluated management’s ability to accurately forecast by comparing actual results to management’s historical forecasts.
•We evaluated the reasonableness of management's forecasts by comparing the forecasts to (1) historical results, (2) internal communications, (3) inquiry with non-management personnel and (4) forecasted information included in industry reports that the Peruvian farming reporting unit operates within.
•With the assistance of our fair value specialists, we evaluated (1) the valuation methodologies used, (2) the marketplace multiples selected by management, and (3) the discount rate used in determining the present value of the expected cash flows by developing a range of independent estimates and comparing those to the rate selected by management.
•We considered the impact of (1) changes in the industry and (2) current macroeconomic factors on management's forecasts.
/s/ Deloitte & Touche LLP

Los Angeles, California
December 21, 2023
We have served as the Company's auditor since 2019.

MISSION PRODUCE, INC.
CONSOLIDATED BALANCE SHEETS

	October 31,
(In millions, except for shares)	2023	2022
Assets
Current Assets:
Cash and cash equivalents	$42.9	$52.8
Restricted cash	0.3	1.1
Accounts receivable
Trade, net of allowances of $0.9 and $0.3, respectively	74.1	62.9
Grower and fruit advances	0.9	1.8
Other	12.4	17.3
Inventory	70.8	73.1
Prepaid expenses and other current assets	9.1	11.1
Income taxes receivable	9.6	8.0
Total current assets	220.1	228.1
Property, plant and equipment, net	523.2	489.7
Operating lease right-of-use assets	72.4	65.4
Equity method investees	31.0	27.1
Deferred income tax assets, net	8.5	8.1
Goodwill	39.4	39.4
Intangible asset, net	0.5	2.0
Other assets	19.7	19.7
Total assets	$914.8	$879.5

Liabilities and Equity
Liabilities
Accounts payable	$27.2	$34.4
Accrued expenses	26.4	30.1
Income taxes payable	1.6	1.0
Grower payables	26.4	24.3
Short-term borrowings	2.8	2.5
Loans from noncontrolling interest holders—current portion	0.5	—
Long-term debt—current portion	3.4	3.5
Operating leases—current portion	6.6	4.7
Finance leases—current portion	2.6	1.2
Total current liabilities	97.5	101.7
Long-term debt, net of current portion	148.6	136.9
Loans from noncontrolling interest holders, net of current portion	2.5	1.0
Operating leases, net of current portion	71.0	63.9
Finance leases, net of current portion	14.7	1.4
Income taxes payable	2.3	3.1
Deferred income tax liabilities, net	23.5	29.4
Other long-term liabilities	26.4	19.2
Total liabilities	386.5	356.6
Commitments and contingencies (Note 11)
Shareholders’ Equity
Common stock ($0.001 par value, 1,000,000,000 shares authorized; 70,728,404 and 70,669,535 shares issued and outstanding as of October 31, 2023 and October 31, 2022, respectively)	0.1	0.1
Additional paid-in capital	233.4	229.3
Accumulated other comprehensive loss	(0.9)	(1.7)
Retained earnings	271.0	274.4
Mission Produce shareholders' equity	503.6	502.1
Noncontrolling interest	24.7	20.8
Total equity	528.3	522.9
Total liabilities and equity	$914.8	$879.5
See accompanying notes to consolidated financial statements.

MISSION PRODUCE, INC.
CONSOLIDATED STATEMENTS OF (LOSS) INCOME

	Years Ended October 31,
(In millions, except for per share amounts)	2023	2022	2021
Net sales	$953.9	$1,045.9	$891.7
Cost of sales	870.6	956.1	767.2
Gross profit	83.3	89.8	124.5
Selling, general and administrative expenses	76.4	77.5	63.6
Goodwill impairment	—	49.5	—
Operating income (loss)	6.9	(37.2)	60.9
Interest expense	(11.6)	(5.5)	(3.7)
Equity method income	4.0	5.1	7.5
Remeasurement gain on acquisition of equity method investee	—	2.0	—
Other (expense) income, net	(0.2)	4.4	1.3
(Loss) income before income taxes	(0.9)	(31.2)	66.0
Provision for income taxes	2.2	3.7	21.1
Net (loss) income	$(3.1)	$(34.9)	$44.9
Less: Net loss attributable to noncontrolling interest	(0.3)	(0.3)	—
Net (loss) income attributable to Mission Produce	$(2.8)	$(34.6)	$44.9

Net (loss) income per share attributable to Mission Produce:
Basic	$(0.04)	$(0.49)	$0.64
Diluted	$(0.04)	$(0.49)	$0.63
See accompanying notes to consolidated financial statements.

MISSION PRODUCE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	Years Ended October 31,
(In millions)	2023	2022	2021
Net (loss) income	$(3.1)	$(34.9)	$44.9
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	0.8	(1.2)	—
Comprehensive (loss) income	(2.3)	(36.1)	44.9
Comprehensive loss attributable to noncontrolling interest	(0.3)	(0.3)	—
Comprehensive (loss) income attributable to Mission Produce	$(2.0)	$(35.8)	$44.9
See accompanying notes to consolidated financial statements.

MISSION PRODUCE, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In millions, except for shares)	Common stock		Additional paid-in capital	Notes receivable from shareholders	Accumulated other comprehensive loss	Retained earnings	Noncontrolling interest	Total equity
	Shares	Amount
Balance at October 31, 2020	70,550,922	$0.1	$222.8	$(0.1)	$(0.5)	$251.2	$—	$473.5
Stock-based compensation	—	—	2.6	—	—	—	—	2.6
Exercise of stock options	22,272	—	0.2	—	—	—	—	0.2
Issuance of common stock for equity awards, net of shares withheld for the settlement of taxes	58,331	—	—	—	—	—	—	—
Repayment of stock option notes receivable	—	—	—	0.1	—	—	—	0.1
Net income	—	—	—	—	—	44.9	—	44.9
Cumulative effect of change in tax accounting principle(1)	—	—	—	—	—	12.9	—	12.9
Balance at October 31, 2021	70,631,525	$0.1	$225.6	$—	$(0.5)	$309.0	$—	$534.2
Stock-based compensation	—	—	3.6	—	—	—	—	3.6
Issuance of common stock for equity awards, net of shares withheld for the settlement of taxes	38,010	—	0.1	—	—	—	—	0.1
Net loss	—	—	—	—	—	(34.6)	(0.3)	(34.9)
Acquired noncontrolling interest	—	—	—	—	—	—	20.2	20.2
Contributions from noncontrolling interest holders	—	—	—	—	—	—	0.9	0.9
Other comprehensive loss	—	—	—	—	(1.2)	—	—	(1.2)
Balance at October 31, 2022	70,669,535	$0.1	$229.3	$—	$(1.7)	$274.4	$20.8	$522.9
Stock-based compensation	—	—	4.5	—	—	—	—	4.5
Exercise of stock options	19,043	—	0.1	—	—	—	—	0.1
Issuance of common stock for equity awards, net of shares withheld for the settlement of taxes	107,004	—	(0.5)	—	—	—	—	(0.5)
Purchase and retirement of common stock	(67,178)	—	—	—	—	(0.6)	—	(0.6)
Net loss	—	—	—	—	—	(2.8)	(0.3)	(3.1)
Contributions from noncontrolling interest holders	—	—	—	—	—	—	4.2	4.2
Other comprehensive income	—	—	—	—	0.8	—	—	0.8
Balance at October 31, 2023	70,728,404	$0.1	$233.4	$—	$(0.9)	$271.0	$24.7	$528.3
(1) Related to the adoption of income tax guidance ASU 2019-12, wherein we derecognized a deferred tax liability against retained earnings.

See accompanying notes to consolidated financial statements.

MISSION PRODUCE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended October 31,
(In millions)	2023	2022	2021
Operating Activities
Net (loss) income	$(3.1)	$(34.9)	$44.9
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Provision for losses on accounts receivable	0.1	0.1	—
Depreciation and amortization	32.8	24.8	20.4
Amortization of debt issuance costs	0.2	0.3	0.3
Equity method income	(4.0)	(5.1)	(7.5)
Noncash lease expense	5.9	5.3	4.3
Stock-based compensation	4.5	3.6	2.6
Dividends received from equity method investees	2.7	2.2	1.7
Losses on asset impairment, disposals and sales, net of insurance recoveries	1.3	0.4	0.1
Deferred income taxes	(6.4)	(0.6)	8.8
Goodwill impairment	—	49.5	—
Remeasurement gain on business combination with Moruga	—	(2.0)	—
Unrealized losses on foreign currency transactions	1.4	—	—
Unrealized gains on derivative financial instruments	(0.1)	(4.7)	(0.8)
Other	0.1	0.1	(0.1)
Effect on cash of changes in operating assets and liabilities, net of acquisition:
Trade accounts receivable	(10.6)	10.6	(16.4)
Grower fruit advances	0.9	(1.2)	0.8
Other receivables	5.0	(2.4)	2.6
Inventory	3.0	(15.3)	(11.2)
Prepaid expenses and other current assets	2.0	(0.4)	(2.5)
Income taxes receivable	(1.6)	(1.1)	(3.8)
Other assets	1.0	0.2	(3.5)
Accounts payable and accrued expenses	(8.9)	9.4	8.9
Income taxes payable	(0.2)	(1.3)	(0.1)
Grower payables	2.2	2.2	3.4
Operating lease liabilities	(3.8)	(4.0)	(3.2)
Other long-term liabilities	4.8	(0.5)	(2.7)
Net cash provided by operating activities	$29.2	$35.2	$47.0
Investing Activities
Purchases of property, plant and equipment	(49.8)	(61.2)	(73.4)
Proceeds from sale of property, plant and equipment	0.2	3.0	2.4
Insurance proceeds for the replacement of property, plant and equipment	—	—	1.1
Cash acquired in consolidation of Moruga	—	4.3	—
Investment in equity method investees	(2.1)	(0.4)	(0.2)
Purchase of other investment	(2.3)	—	—
Loans to equity method investees	—	—	(2.0)
Loan repayments from equity method investees	—	3.0	1.5
Other	(0.1)	(0.1)	0.3
Net cash used in investing activities	$(54.1)	$(51.4)	$(70.3)
Financing Activities
Borrowings on revolving credit facility	145.0	80.0	—
Payments on revolving credit facility	(130.0)	(40.0)	—
Proceeds from short-term borrowings	2.8	2.5	—

	Years Ended October 31,
(In millions)	2023	2022	2021
Repayment of short-term borrowings	(2.5)	—	—
Principal payments on long-term debt obligations	(3.5)	(63.3)	(10.5)
Principal payments on finance lease obligations	(2.6)	(1.2)	(1.2)
Proceeds from loan from noncontrolling interest holder	2.0	—	—
Payments for long-term supplier financing	(0.1)	—	—
Purchase and retirement of common stock	(0.6)	—	—
Taxes paid related to shares withheld from the settlement of equity awards	(0.5)	—	—
Exercise of stock options	0.1	0.1	0.2
Repayment of stock option notes receivable	—	—	0.1
Payment of debt issuance, restructuring or extinguishment fees	—	(0.8)	(0.1)
Equity contributions from noncontrolling interest holders	4.2	0.9	—
Net cash provided by (used in) financing activities	$14.3	$(21.8)	$(11.5)
Effect of exchange rate changes on cash	(0.1)	(0.3)	—
Net (decrease) increase in cash, cash equivalents and restricted cash	(10.7)	(38.3)	(34.8)
Cash, cash equivalents and restricted cash, beginning of period	53.9	92.2	127.0
Cash, cash equivalents and restricted cash, end of period	$43.2	$53.9	$92.2

Summary of cash, cash equivalents and restricted cash reported within the consolidated balance sheets:
Cash and cash equivalents	$42.9	$52.8	$84.5
Restricted cash	0.3	1.1	6.1
Restricted cash included in other assets	—	—	1.6
Total cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows	$43.2	$53.9	$92.2

Cash paid during the year for:
Interest	$11.5	$5.7	$4.3
Income taxes	7.1	6.2	14.8
Non-cash investing and financing activities:
Property, plant and equipment included in liabilities	4.9	7.6	3.4
Advances for property, plant and equipment included in assets	0.7	2.1	1.4
Finance leases of property, plant and equipment	15.7	0.5	—
Purchases from suppliers with payment terms greater than 90 days	1.4	—	—
Elimination of loan receivable from Moruga upon consolidation (Note 3)	—	1.9	—
See accompanying notes to consolidated financial statements.

MISSION PRODUCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.     Nature of Business
Mission Produce, Inc. together with its consolidated subsidiaries (“Mission,” “the Company,” “we,” “us” or “our”), is a global leader in the avocado industry. The Company’s expertise lies in the farming, packaging, marketing and distribution of avocados to food retailers, distributors and produce wholesalers worldwide. The Company procures avocados principally from California, Mexico and Peru. Through our various operating facilities, we grow, sort, pack, bag and ripen avocados and a small amount of other fruits for distribution to domestic and international markets. We report our results of operations in three reportable segments which are also equivalent to operating segments: Marketing and Distribution, International Farming and Blueberries (see Note 17).
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
Certain reclassifications have been made to previously reported balances in the consolidated financial statements in order to conform to current period presentation, including $1.0 million in loans from noncontrolling interest holders, net of current portion in our consolidated balance sheets and related disclosures, that were previously reported in other long-term liabilities.
Consolidation of VIE
On May 1, 2022, a reconsideration event (explained in Note 3) occurred related to Moruga S.A.C., an entity for which we have a 60% equity ownership interest. Moruga S.A.C. is a holding company with one wholly owned subsidiary Blueberries Peru, S.A.C. (collectively referred to as “Moruga”). Moruga was previously accounted for under the equity method of accounting, where investments are stated at initial cost and adjusted for subsequent additional investments and our proportionate share of earnings or losses and distributions. As a result of the reconsideration event, we concluded that Moruga is a VIE, and that the Company is the primary beneficiary with a controlling financial interest. Based on this conclusion, Moruga was prospectively consolidated on May 1, 2022. Refer to Note 8 for more information related to our VIE in Moruga.
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
Restricted cash represents cash and cash equivalents that are restricted to withdrawal or use as of the reporting date under contractual terms or regulatory requirements. As of October 31, 2023 and 2022, the restricted cash balances related to statutory requirements to support various programs at the Company’s farms. Restricted cash is included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statements of cash flows.
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

MISSION PRODUCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Other accounts receivable
Other accounts receivable represent non-trade receivables and primarily consist of value-added taxes (“VAT”) collected on behalf of tax authorities. VAT included in other accounts receivable was $11.8 million and $14.4 million as of October 31, 2023 and 2022, respectively.
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
Property, plant and equipment, net
Property, plant and equipment, net is stated at cost, net of accumulated depreciation. Depreciation is computed using the straight-line method using rates based upon the estimated useful lives of the related assets. Orchards, trees and bushes refer to avocado, mangos and blueberry plants, which accumulate planting and development costs that are capitalized into their basis until they become commercially productive, at which point the asset begins depreciating, and future maintenance costs are expensed as incurred. If proceeds are obtained from sales of fruit before commercial production begins, the net proceeds are applied to the capitalized cost of the trees. Planting costs consist primarily of the costs to purchase and plant nursery stock. Development costs consist of cultivation, pruning, irrigation, labor, spraying and fertilization, and interest costs during the development period. Leased assets and leasehold improvements meeting certain criteria are capitalized and amortized over the shorter of the expected lease term or the useful life of the asset using the straight-line method.

		October 31,
(In millions)	Useful lives	2023	2022
Land		$157.9	$141.4
Orchards/trees/bushes	7 to 25 years	129.1	102.0
Buildings and improvements	20 to 40 years	124.6	120.1
Equipment	3 to 20 years	235.8	201.1
Construction-in-progress		29.0	47.0
Property, plant and equipment		$676.4	$611.6
Accumulated depreciation		(153.2)	(121.9)
Property, plant and equipment, net		$523.2	$489.7
Depreciation expense of property, plant and equipment, net was $31.3 million, $24.0 million, and $20.4 million for the years ended October 31, 2023, 2022 and 2021, respectively.
Farming costs for nonproductive orchards
We lease land for the development of new orchards. During the development period, these costs are referred to as farming costs for nonproductive orchards and are expensed as incurred, and included in cost of sales in the consolidated statements of (loss) income. Interest accretion on finance lease liabilities is expensed as incurred and included in interest expense in the consolidated statements of (loss) income.

MISSION PRODUCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
The discount rate used to determine the present value of the lease payments is the rate of interest that the lessee would have to pay to borrow on a collateralized basis over a similar term for an amount equal to the lease payments in a similar economic environment.
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
We review our investments for other-than temporary-impairment (“OTTI”) on a quarterly basis, or earlier if indicators of impairment arise. If an impairment of an equity method investment is determined to be other than temporary, we would record OTTI sufficient to reduce the investment’s carrying value to its fair value, which results in a new cost basis in the investment. There was no OTTI identified in the years ended October 31, 2023, 2022 and 2021 that would have required us to test for impairment.
Long-lived assets
The Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of any such asset may not be recoverable. Long-lived assets are assessed for impairment by comparing the carrying amount of an asset to future undiscounted net cash flows expected to be generated from the use of the asset and its eventual disposition. If the future undiscounted net cash flows are less than the carrying amount of the asset being tested, an impairment is recorded for the difference between the carrying amount of the asset and the estimated fair value of the asset. The estimate of undiscounted cash flows is based upon, among other things, certain assumptions about future operating performance, growth rates and other factors. Estimates of undiscounted cash flows may differ from actual cash flows due to, among other things, technological changes, economic conditions, changes to the business model or changes in operating performance. For fiscal years 2023 and 2021, we did not identify any indicators of impairment that would have required the Company to test its long-lived assets for impairment. However, in the fourth quarter of 2022, the Company determined that there was an impairment indicator associated with our Peruvian farming operations asset group, however the undiscounted cash flows of the asset group exceeded its carrying value.
Goodwill
Our goodwill represents the excess of the purchase price of business combinations over the fair value of the net assets acquired. Goodwill impairment testing requires significant judgment and management estimates, including, but not limited to, the determination of (i) the number of reporting units, (ii) the goodwill and other assets and liabilities to be allocated to the reporting units

MISSION PRODUCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
and (iii) the fair values of the reporting units. The estimates and assumptions described above, along with other factors such as discount rates, will significantly affect the outcome of the impairment tests and the amounts of any resulting impairment losses. We may use either a qualitative or quantitative approach when testing a reporting unit’s goodwill for impairment on an annual basis during the fourth quarter of each year, and between annual tests whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If we use a qualitative approach and determine that it is more likely than not that the fair value of a reporting unit is less than its carrying value, we would then perform the first step of the goodwill impairment test, which would consist primarily of a discounted cash flow (“DCF”) analysis and guideline publicly-traded companies (“GPC”) analysis to determine the fair value of the reporting unit.
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
There were no transfers between level 1, level 2 or level 3 measurements during the years ended October 31, 2023 and 2022.
We believe that the carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and short-term borrowings approximates fair value based on either their short-term nature or on terms currently available to the Company in financial markets. Due to current market rates, we believe that our long-term obligations have fair values that approximate carrying values. Refer to Note 14 for further information.
Interest rate swaps
The Company has four separate interest rate swaps with a total notional amount of $100 million to hedge changes in variable interest rates on the principal value of the Company’s term loans. The interest rate swaps carried fixed LIBOR rates ranging from 1.75% to 2.57%. Three of the four interest rate swaps matured during fiscal year 2023. As of October 31, 2023, the remaining interest swap notional amount of $25 million carries a fixed rate of 2.30% and matures in the second quarter of fiscal 2024. We account for the interest rate swaps in accordance with ASC 815, Derivatives and Hedging, as amended, which requires the recognition of all derivative instruments as either assets or liabilities in the consolidated balance sheets and measurement of those instruments at fair value. The Company has not designated the interest rate swaps as cash flow hedges, and as a result under the accounting guidance, changes in the fair value of the interest rate swaps have been recorded in other income (expense), net in the consolidated statements of (loss) income and changes in the asset or liability are presented in net cash provided by operating activities in the consolidated statements of cash flow. Refer to Note 14 for more details.
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

MISSION PRODUCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
We routinely enter into consignment arrangements to purchase fruit from foreign suppliers in which we do not take legal title of the good prior to selling those goods to customers. The Company has evaluated its role in such transactions and has concluded that it has control of the products due to our ability to determine the sales price and our role as the primary obligor in the transactions with the end customer. As a result, we are deemed to act as the principal rather than the agent, and therefore recognize and report revenue on a gross basis for its consignment arrangements.
Stock-based compensation
The Company uses the fair value recognition method for accounting for stock-based compensation. Under the fair value recognition method, cost is measured at the grant date based on the fair value of the award and is recognized as expense on the straight-line basis over the requisite service period, which is generally the vesting period. When vesting is based on both service and a performance condition, expense relative to such awards is measured based on the grant date fair value of the award, adjusted for the probably of achievement at the reporting date. Forfeitures are recognized in the period they occur.

Stock-based awards primarily consist of restricted stock units (“RSUs”) and performance stock units (“PSUs”), the fair value of which is determined based on the market price of our common stock on the date of grant. See Note 13 for more information.
Advertising costs
Advertising costs are expensed when incurred and are included as a component of selling, general and administrative expense. Such costs were $0.2 million for the year ended October 31, 2023 and $0.3 million for both years ended October 31, 2022 and 2021.
Employee benefits
We sponsor various defined contribution retirement plans for employees, the largest of which is the 401(k)-retirement plan in the U.S. Eligible employees can defer up to 60% of their compensation subject to fixed annual limits. Employees eligible for catch-up contributions may contribute additional contributions of their compensation subject to fixed annual limits. The Company makes a 100% matching contribution on deferrals up to 3%, and 50% on deferrals over 3% up to 5%. Contributions are included as a component of selling, general and administrative expense. Total contributions made by the Company to the 401(k) plan were $1.0 million for the year ended October 31, 2023, and $0.9 million for both years ended October 31, 2022 and 2021.
Income taxes
The Company uses the liability method to account for income taxes as prescribed by ASC 740. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. Deferred tax expense (benefit) is the result of changes in deferred tax assets and liabilities. Deferred income tax assets and liabilities are adjusted to recognize the effects of changes in tax laws or enacted tax rates in the period during which they are signed into law. The factors used to assess the Company’s ability to realize its deferred tax assets are the Company’s forecast of future taxable income and available tax planning strategies that could be implemented. Under ASC 740 a valuation allowance is required when it is more likely than not that all or some portion of the deferred tax assets will not be realized due to the inability to generate sufficient future taxable income of the correct character. Failure to achieve previously forecasted taxable income could affect the ultimate realization of deferred tax assets and could negatively impact the Company’s effective tax rate on future earnings.
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
Interest income or expense/penalties attributable to the overpayment or underpayment, respectively, of income taxes is recognized as an element of our provision for income taxes.
As a multinational corporation, we are subject to taxation in many jurisdictions, and the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in various taxing jurisdictions. If we

MISSION PRODUCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Foreign currency translation and remeasurement
Our foreign operations are subject to exchange rate fluctuations and foreign currency transaction costs. The functional currency for our most significant foreign subsidiaries is the United States dollar. When remeasuring from a local currency to the functional currency, monetary assets and liabilities are remeasured into U.S. dollars at exchange rates in effect at the balance sheet dates and non-monetary assets, liabilities and equity are remeasured at historical rates when remeasuring from a local currency to the functional currency. Sales and expenses are remeasured using weighted-average exchange rates for each period. Gains and losses resulting from foreign currency transactions are recognized in other (expense) income, net in the consolidated statements of (loss) income.
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
Risk concentration
Accounts receivable from a single customer represented 16% of trade accounts receivable as of October 31, 2023 and 13% of trade accounts receivable as of October 31, 2022. Accounts receivable from two other customers each represented 8% and 6% of trade accounts receivable as of October 31, 2023, respectively. These same two customers each represented 11% and 12% of trade accounts receivable as of October 31, 2022, respectively.
Sales to our top 10 customers amounted to approximately 65% of net sales for the year ended October 31, 2023 and 59% of net sales for both years ended October 31, 2022 and 2021. For the year ended October 31, 2023, one customer represented 18% of net sales. For the year ended October 31, 2022, one single customer represented 13% of net sales. For the year ended October 31, 2021, no single customer represented more than 10% of net sales. Net sales from our top 10 customers are concentrated in our Marketing and Distribution segment, with exception to sales generated by our Blueberries segment, for which substantially all sales are from a single customer with which we have an exclusive marketing agreement.
Recently issued accounting standards
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740)—Improvements to Income Tax Disclosures. The ASU requires that an entity disclose specific categories in the effective tax rate reconciliation as well as provide additional information for reconciling items that meet a quantitative threshold. Further, the ASU requires certain disclosures of state versus federal income tax expense and taxes paid. The amendments in this ASU are required to be adopted for fiscal years beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued. The amendments should be applied on a prospective basis although retrospective application is permitted. We are currently evaluating the impact of adoption on our financial disclosures.
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280)—Improvements to Reportable Segment Disclosures. The ASU requires that an entity disclose significant segment expenses impacting profit and loss that are regularly provided to the chief operating decision maker. The update is required to be applied retrospectively to prior periods presented, based on the significant segment expense categories identified and disclosed in the period of adoption. The amendments in this ASU are required to be adopted for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. We are currently evaluating the impact of adoption on our financial disclosures.
In September 2022, the FASB issued ASU 2022-04, Liabilities—Supplier Finance Programs (Topic 405), which among other things, requires certain disclosures for a buyer in a supplier finance program. Some of the amendments in this ASU are required to be adopted for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, and

MISSION PRODUCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
others are required to be adopted for fiscal years beginning after December 15, 2023. Early adoption is permitted. We are currently evaluating the impact of adoption on our financial disclosures.
In March 2022, the FASB issued ASU, Financial Instruments—Credit Losses (Topic 326) Troubled Debt Restructurings and Vintage Disclosures, which among other things, requires that entities disclose current-period gross write-offs by year of origination for financing receivables. The amendments in this ASU are required to be adopted for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The impact of ASU 2022-02 is not expected to be material on our financial condition, results of operations and cash flows.
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
Goodwill represents the excess of the sum of the fair value of our previously held equity interest and the fair value of the noncontrolling interest, over the net of the acquisition-date values of the identifiable assets and liabilities assumed. The goodwill is attributable to our expected ability to utilize our existing infrastructure and workforce in Peru during the complementary periods between avocado harvest and processing seasons. The goodwill recognized is not deductible for income tax purposes.

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
4.    Goodwill and Intangible Asset, net
Goodwill
Changes in the net carrying amount of goodwill by reportable segment were as follows:

(In millions)	International Farming	Blueberries	Total
Goodwill as of October 31, 2021	$76.4	$—	$76.4
Business combination with Moruga (Note 3)	—	12.5	12.5
Impairment	(49.5)	—	(49.5)
Goodwill as of October 31, 2022	$26.9	$12.5	$39.4
Goodwill as of October 31, 2023	$26.9	$12.5	$39.4
The carrying amounts of goodwill as of October 31, 2023 and 2022 were net of accumulated impairment losses of $49.5 million, attributable to the International Farming segment.
For the year ended October 31, 2023, management performed its annual goodwill impairment tests of its two reporting units, which indicated that is more-likely-than-not that the fair value of the reporting units exceed their carrying values as of October 31, 2023. For the Peruvian farming reporting unit within the International Farming segment, we performed a Step 1 analysis, using a combination of the income and market approaches. For the Blueberries reporting unit and segment, we performed a Step 0 qualitative analysis.
For the year ended October 31, 2022, management performed its annual goodwill impairment test on its Peruvian farming reporting unit within the International Farming segment. With the assistance of a third-party specialist, management performed a quantitative assessment of the fair value of the reporting unit using the GPC and DCF methods described above in Note 3. We applied an equal weighting to the value conclusions resulting from the two employed approaches, because there was sufficient information to estimate the fair value of the reporting unit under both methods. The selected BEV to EBITDA multiple used in the GPC method was 12.0x for the first forecast year and 8.0x for the second forecast year. The mean and median BEV to EBITDA multiples of GPCs were 10.0x and 8.8x, respectively. The discount rate used in the DCF model was 17.5%, which reflects a significant increase in the WACC due to recent rising interest rates. In addition, forecasted cash flows have been negatively impacted by tax law repealing tax benefits to agribusiness entities in Peru. Peruvian corporate tax rates will increase from the rate in effect on the date of repeal of 15% to 29.5% by calendar year 2028. When forecasting cash flows during the fourth quarter of 2022, production and sales information regarding the 2022 avocado harvest in Peru became available, along with information on the impact of inflationary pressures on the Peruvian farming cost structure, lowering management’s profitability forecasts for the reporting unit. As a result of the valuations performed, management concluded that the fair value of the reporting unit was lower than its carrying value by $49.5 million, which was recorded as an impairment charge to goodwill in the consolidated statements of (loss) income. In the Blueberries segment, there were no indicators of impairment to the blueberries reporting unit following the recording of goodwill in the third quarter of fiscal 2022.

MISSION PRODUCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the year ended October 31, 2021, the result of management’s annual impairment assessment indicated that it was more likely than not that the fair value of the single reporting unit in the International Farming segment exceeded its carrying value.
Intangible asset, net

	October 31,
(In millions)	2023	2022
Intangible asset, gross	$2.8	$2.8
Accumulated amortization	(2.3)	(0.8)
Intangible asset, net	$0.5	$2.0
The intangible asset, net consists of a distributor relationship entirely attributed to the business combination with Moruga on May 1, 2022. The intangible asset has an amortizable life of 2 years, to be recognized in selling, general and administrative expenses coinciding with the timing of the estimated revenues. Amortization expense was $1.5 million and $0.8 million for years ended October 31, 2023 and 2022, respectively. The remaining amortization expense of $0.5 million is expected to be recognized during the year ended October 31, 2024.
5.    Inventory
Major classes of inventory were as follows:

	October 31,
(In millions)	2023	2022
Finished goods	$29.5	$33.8
Crop growing costs	21.5	19.5
Packaging and supplies	19.8	19.8
Inventory	$70.8	$73.1
Inventory at October 31, 2023 and 2022 included a $0.5 million and $0.7 million adjustment, respectively, to increase inventories recognized in the business combination with Moruga to their fair value as of May 1, 2022. These inventories, including the fair value adjustment are recognized in cost of sales as the underlying inventories are sold.
6.    Details of Certain Account Balances
Details of certain significant account balances in our consolidated financial statements are set forth below.
Accrued expenses

	October 31,
(In millions)	2023	2022
Employee-related	$12.8	$16.3
Freight	4.5	6.2
Outside fruit purchase	2.7	1.0
VAT and local taxes payable	0.3	0.1
Legal settlement	0.8	0.8
Other	5.3	5.7
Accrued expenses	$26.4	$30.1

MISSION PRODUCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Other long-term liabilities

	October 31,
(In millions)	2023	2022
Uncertain tax positions(1)	$19.4	$17.1
Employee-related	1.4	1.2
Trade payables to noncontrolling interest holders	4.5	.6
Other	1.1	.3
Other long-term liabilities	$26.4	$19.2
(1) Includes uncertain tax positions related to both income taxes and other statutory tax reserves, plus related penalties and interest.
Other expense (income), net

	Years Ended October 31,
(In millions)	2023	2022	2021
Gains on derivative financial instruments	$(0.1)	$(4.7)	$(0.8)
Foreign currency transaction loss	1.8	2.0	1.6
Interest income	(1.5)	(1.7)	(1.7)
Debt extinguishment costs	—	—	0.1
Other	—	—	(0.5)
Other expense (income), net	$0.2	$(4.4)	$(1.3)
Other amounts attributable to noncontrolling interest holders
Amounts included in trade accounts receivable due from noncontrolling interest holders were $5.7 million and $2.5 million as of October 31, 2023 and 2022, respectively. Amounts included in trade accounts payable due to noncontrolling interest holders were $3.2 million and $2.9 million as of October 31, 2023 and 2022, respectively.
7.      Equity Method Investees
Henry Avocado
The Company owns a 49% interest in Henry Avocado Corporation (“Henry Avocado”), based in Escondido, California. Henry Avocado packs, distributes and sells fresh avocados in the domestic market from California growers and also imports packed Chilean and Mexican avocados. There is a basis difference between the Company’s historical investment in Henry Avocado and the amount recorded in members’ capital by the investee of $4.0 million as of October 31, 2023 and 2022, comprised solely of goodwill.
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

MISSION PRODUCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Financial information for our equity method investees as of and for the years ended October 31 was as follows:

(In millions)	Henry Avocado	Mr. Avocado	Copaltas	Moruga(1)
2023
Current assets	$49.5	$5.6	$0.9
Long-term assets	31.9	5.0	29.4
Current liabilities	25.8	4.9	1.8
Long-term liabilities	12.4	3.6	18.6
Sales	263.4	25.2	0.3
Gross profit	32.9	2.6	—
Net income (loss)	9.4	(0.5)	(0.7)
2022
Current assets	$49.5	$3.3	$0.6
Long-term assets	16.0	1.7	20.6
Current liabilities	18.6	3.9	6.7
Long-term liabilities	7.6	0.6	7.3
Sales	371.6	20.5	0.2	$39.6
Gross profit	33.4	1.7	0.2	7.1
Net income (loss)	11.5	(1.8)	(0.7)	5.9
2021
Sales	$261.7	$20.1	$0.1	$37.3
Gross profit	24.6	3.4	—	10.5
Net income (loss)	7.5	0.5	(0.2)	6.4
(1) Selected financial information for Moruga is set forth for periods under which Moruga was accounted for under the equity method of accounting. As of October 31, 2023 and 2022, Moruga was consolidated.
The Company’s investments in its equity method investees have been impacted by the following:

(In millions)	Henry Avocado	Mr. Avocado	Copaltas	Moruga	Total
Investment balance as of October 31, 2021	$19.9	$0.6	$4.5	$27.7	$52.7
Equity method income (losses)	5.6	(0.6)	(0.4)	0.5	5.1
Translation	—	—	(0.7)	—	(0.7)
Dividends received	(2.2)	—	—	—	(2.2)
Investment contributions	—	0.2	0.2	—	0.4
Remeasurement gain	—	—	—	2.0	2.0
Effect of consolidation with Mission Produce on May 1, 2022	—	—	—	(30.2)	(30.2)
Investment balance as of October 31, 2022	$23.3	$0.2	$3.6	$—	$27.1
Equity method income (losses)	4.6	(0.2)	(0.4)		4.0
Translation	—	—	0.5		0.5
Dividends received	(2.7)	—	—		(2.7)
Investment contributions	—	0.7	1.4		2.1
Investment balance as of October 31, 2023	$25.2	$0.7	$5.1		$31.0
8.      Variable Interest Entity
Assets of our variable interest in Moruga may only be used to settle its own liabilities and creditors of Moruga only have recourse for the liabilities of Moruga. A summary of these balances, which are wholly included in our consolidated balance sheets, is as follows:

MISSION PRODUCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	October 31,
(In millions)	2023	2022
Current assets	$30.0	$28.9
Long-term assets	69.9	40.9
Current liabilities	17.0	17.3
Long-term liabilities	25.4	5.6
9.     Debt
Credit facility
In October 2022, the Company entered into a third amendment to its syndicated credit facility with Bank of America (the “BoA credit facility”) Merrill Lynch, originally dated October 2018, as amended in September 2020 and April 2022. The credit facility has a total borrowing capacity of $250 million, comprised of two senior term loans totaling $100 million and a revolving credit agreement of up to $150 million. The loans are secured by real property, personal property and the capital stock of the Company’s subsidiaries. Borrowings under the credit facility bear interest at a spread over the Secure Overnight Financing Rate (“SOFR”) ranging from 1.5% to 2.5% depending on the Company’s consolidated total net leverage ratio. The credit facility also includes a swing line facility and an accordion feature which allows the Company to increase the borrowings by up to $125 million, with bank approval. We pay fees on unused commitments on the credit facility that accrue at rates ranging from 0.18% to 0.3% depending upon the Company’s consolidated total net leverage ratio.
The credit facility requires the Company to comply with financial and other covenants, including limitations on investments, capital expenditures, dividend payments, amounts and types of liens and indebtedness, and material asset sales. The Company is also required to maintain certain leverage and fixed charge coverage ratios. As of October 31, 2023, the Company was in compliance with all covenants of the credit facility.
Long-term debt under the BoA credit facility consisted of the following:

	October 31,
(In millions)	2023	2022
Revolving line of credit. The interest rate is variable, based on SOFR plus a spread that varies with the Company’s leverage ratio. As of October 31, 2023 and 2022 the interest rate was 7.42% and 5.34%, respectively. Interest is payable monthly and principal is due in full in October 2027.	$55.0	$40.0
Senior term loan (A-1). The interest rate is variable, based on SOFR plus a spread that varies with the Company’s leverage ratio. As of October 31, 2023 and 2022, the interest rate was 7.42% and 5.58%, respectively. Interest is payable monthly, principal is payable quarterly and due in full in October 2027.	47.5	50.0
Senior term loan (A-2). The interest rate is variable, based on SOFR plus a spread that varies with the Company’s leverage ratio. As of October 31, 2023 and 2022, the interest rate was 7.67% and 5.83% respectively. Interest is payable monthly, principal is payable quarterly and due in full in October 2029.	49.5	50.0
Note payable to BoA. Payable in monthly installments including interest at a fixed rate of 3.96% as of both October 31, 2023 and 2022. Principal is due July 2024.	0.4	1.0
Total long-term debt	152.4	141.0
Less debt issuance costs	(0.4)	(0.6)
Long-term debt, net of debt issuance costs	152.0	140.4
Less current portion of long-term debt	(3.4)	(3.5)
Long-term debt, net of current portion	$148.6	$136.9
Other
Certain of our consolidated subsidiaries may also enter into short-term bank borrowings from time to time. Short-term borrowings outstanding were $2.8 million and $2.5 million as of October 31, 2023 and 2022, respectively, with weighted average variable interest rates of 10.46% and 6.65%, respectively. Our Blueberries business also obtains loans from shareholders from time to time, which accrue interest at rates ranging from 5.0 to 6.5%. Amounts outstanding as of October 31, 2023 are expected to be repaid by the end of fiscal 2026.

MISSION PRODUCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company may issue standby letters of credit through banking institutions. As of October 31, 2023, total letters of credit outstanding were $0.7 million.
As of October 31, 2023, future principal payments for our total debt were as follows:

Year ending October 31,	(In millions)
2024	$6.1
2025	3.0
2026	3.0
2027	95.5
2028	8.8
Thereafter	38.8
$155.2
10.     Leases
We lease facilities, land, fleet and other industrial equipment under both operating and finance leases, expiring at various dates through 2048. Certain of these leases have clauses such as extension options, stipulated escalation provisions, early termination, and payment obligations for property taxes, insurance, maintenance and other costs.
Lease-related assets and liabilities on our consolidated balance sheets as of October 31, 2023 and 2022 were as follows:

		October 31,
(In millions)	Location on Consolidated Balance Sheets	2023	2022
Assets
Operating	Operating lease right-of-use assets	$72.4	$65.4
Finance	Property, plant and equipment, net	18.1	3.8
Total lease assets		$90.5	$69.2
Liabilities
Current
Operating	Operating leases—current portion	$6.6	$4.7
Finance	Finance leases—current portion	2.6	1.2
Noncurrent
Operating	Operating leases, net of current portion	71.0	63.9
Finance	Finance leases, net of current portion	14.7	1.4
Total lease liabilities		$94.9	$71.2

MISSION PRODUCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Most lease costs are recognized in the consolidated statements of (loss) income, however, costs qualifying for capitalization, such as lease costs for land or equipment used in the development of orchards, are recognized into property, plant and equipment or inventory. A summary of lease costs is set forth below:

(In millions)	Inventory	Property, plant and equipment	Cost of sales	Selling, general and administrative expenses	Interest Expense	Total
	Year ended October 31, 2023
Operating leases
Lease cost	$0.1	$—	$8.4	$1.8	$—	$10.3
Variable lease cost	—	—	2.4	—	—	2.4
Short-term lease cost	1.6	4.1	15.6	1.5	—	22.8
Finance leases
Amortization of right-of-use assets	—	—	1.3	0.1	—	1.4
Interest on lease liabilities	—	—	—	—	1.5	1.5
Total lease cost	$1.7	$4.1	$27.7	$3.4	$1.5	$38.4
	Year ended October 31, 2022
Operating leases
Lease cost	$0.2	$—	$6.4	$1.6	$—	$8.2
Variable lease cost	—	—	1.9	—	—	1.9
Short-term lease cost	1.9	3.5	11.5	1.0	—	17.9
Finance leases
Amortization of right-of-use assets	—	—	0.5	0.2	—	0.7
Interest on lease liabilities	—	—	—	—	0.2	0.2
Total lease cost	$2.1	$3.5	$20.3	$2.8	$0.2	$28.9
	Year ended October 31, 2021
Operating leases
Lease cost	$—	$—	$3.9	$2.6	$—	$6.5
Variable lease cost	—	—	0.8	0.1	—	0.9
Short-term lease cost	1.3	2.7	13.2	0.8	—	18.0
Finance leases
Amortization of right-of-use assets	—	—	0.7	0.4	—	1.1
Interest on lease liabilities	—	—	—	—	0.3	0.3
Total lease cost	$1.3	$2.7	$18.6	$3.9	$0.3	$26.8
Supplemental cash flow information related to leases is set forth below:

	Years ended October 31,
(In millions)	2023	2022	2021
Cash paid for amounts included in the measurement of lease liabilities for operating cash flows for operating lease liabilities	$8.1	$6.4	$5.5
Right-of-use assets obtained in exchange for new operating lease liabilities	12.2	23.1	11.3
As of October 31, 2023, future maturities of lease liabilities with original terms in excess of one year were as follows:

	(In millions)
Year ending October 31,	Operating Leases	Finance Leases
2024	$9.0	$2.5
2025	8.5	1.6
2026	8.0	1.5
2027	7.5	1.5
2028	7.0	1.5
Thereafter	79.7	34.0
Total undiscounted future minimum lease payments	$119.7	$42.6
Less imputed interest	(42.1)	(25.3)
Total discounted future minimum lease payments	$77.6	$17.3

MISSION PRODUCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Weighted average remaining lease terms and weighted average discount rates as of October 31, 2023 were as follows:

	Operating Leases	Finance Leases
Weighted average remaining lease term (in years)	15.8	23.4
Weighted average discount rate	5.4%	9.4%
11.      Commitments and Contingencies
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
12.     Income Taxes
The components of the provision for income taxes were as follows:

	Years Ended October 31,
(In millions)	2023	2022	2021
Current
Federal	$3.2	$0.5	$2.2
State	0.6	(0.1)	0.6
Foreign	4.8	3.9	9.5
Total current	8.6	4.3	12.3
Deferred
Federal	(2.9)	0.7	2.6
State	(0.1)	0.2	0.3
Foreign	(3.4)	(1.5)	5.9
Total deferred	(6.4)	(0.6)	8.8
Provision for income taxes	$2.2	$3.7	$21.1

MISSION PRODUCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. and foreign components of (loss) income before income taxes were as follows:

	Years Ended October 31,
(In millions)	2023	2022	2021
U.S.	$8.2	$1.9	$20.8
Foreign	(9.1)	(33.1)	45.2
(Loss) income before income taxes	$(0.9)	$(31.2)	$66.0
A reconciliation of the provision for income taxes computed at the federal statutory tax rate to income taxes as reflected in the financial statements is as follows. Certain reconciling items that were presented in other, net in previous periods have been reclassified to conform with current period presentation.

	Years Ended October 31,
	2023	2022	2021
Federal statutory rate	21.0%	21.0%	21.0%
State income taxes, net of federal tax benefit	(37.4)%	(0.7)%	1.0%
GILTI	—%	(1.9)%	2.3%
Non-deductible executive compensation	(38.7)%	(0.9)%	0.5%
Foreign rate differential	(16.0)%	0.4%	(1.2)%
Excess tax benefits from share-based compensation	(14.6)%	—%	(0.2)%
Prior year adjustments	(7.0)%	1.2%	0.7%
Change in valuation allowance	(142.5)%	(0.8)%	(1.1)%
Foreign tax credits	—%	0.8%	(0.9)%
Peru income tax rate change	—%	1.8%	8.3%
Change in unrecognized tax benefits	(60.7)%	(2.8)%	0.9%
Mexican advance payment write-off	(190.3)%	—%	—%
ASC 740-30 (formerly APB 23) change	189.1%	—%	—%
Goodwill impairment	—%	(33.4)%	—%
Moruga fair value remeasurement	—%	1.4%	—%
Other, net	40.5%	1.9%	0.7%
Effective tax rate(1)	(256.6)%	(12.0)%	32.0%
(1) May not sum due to rounding.

MISSION PRODUCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Deferred taxes are recognized for temporary differences between the basis of assets and liabilities for financial statement and income tax purposes. The significant components of deferred tax assets and liabilities were as follows:

	October 31,
(In millions)	2023	2022
Accrued expenses	$4.9	$4.6
Net operating loss and other carryforwards	7.0	1.4
Business interest limitation carryforward	0.7	—
Inventory	0.6	0.6
Operating lease liabilities	16.0	13.8
Allowances, reserves, and other	1.3	1.4
Total deferred tax assets	30.5	21.8
Less: valuation allowance	(1.9)	(0.7)
Total net deferred tax assets	$28.6	$21.1
Equity interest in unconsolidated subsidiaries	(3.8)	(3.4)
Interest rate swaps	(0.1)	(0.6)
Property, plant and equipment	(24.7)	(23.8)
Operating lease right-of-use assets	(15.0)	(13.1)
Repatriation of foreign earnings	—	(1.5)
Total deferred tax liabilities	(43.6)	(42.4)
Total net deferred tax assets/(liabilities)	$(15.0)	$(21.3)
As of October 31, 2023, the Company had foreign net operating loss carryforwards of $27.5 million, $26.8 million of which, carries forward indefinitely. The Company's remaining foreign net operation loss carryforwards begin to expire in 2032.
The net change in the valuation allowance for deferred tax assets was $(1.2) million and $(0.2) million for the years ended October 31, 2023 and 2022, respectively. Our valuation allowances primarily relate to deferred tax assets in jurisdictions with current and historical losses as well as deferred tax assets which would generate capital losses and can only be realizable upon generation of future capital gains.
As of October 31, 2023, the Company has released its previously recorded deferred tax liability of $1.5 million for withholding tax that it previously expected to be due upon future distribution of approximately $28.1 million of foreign earnings from its International Farming operations in Peru given that the accumulated earnings are now assumed to be indefinitely reinvested. The Company has determined all other accumulated foreign earnings of $156.1 million to be indefinitely reinvested, as it is our intent to permanently reinvest these funds outside of the United States and our current plans do not demonstrate a need to repatriate the cash to fund our U.S. operations.
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
A reconciliation of the total amounts of unrecognized tax benefits (exclusive of interest and penalties) is as follows:

	October 31,
(In millions)	2023	2022
Unrecognized tax benefits beginning of year	$6.7	$6.1
Increases related to prior year positions	0.2	0.5
Foreign currency remeasurement	0.7	0.1
Unrecognized tax benefits end of year	$7.6	$6.7
If recognized, the total amount of unrecognized tax benefits as of October 31, 2023 and 2022 would impact the effective tax rate. There is potential for significant changes to unrecognized tax benefits by the end of fiscal year 2023 with regards to the 2013 tax assessment as discussed below.
The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. The Company recorded $1.1 million, $0.6 million, and $0.9 million of interest and penalties in the years ended October 31, 2023, 2022 and 2021, respectively, in the consolidated statements of net (loss) income and had $9.4 million and $8.3 million for interest and penalties

MISSION PRODUCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
accrued as of October 31, 2023 and 2022, respectively, which have been included in other long-term liabilities in the consolidated balance sheets.
We conduct business both domestically and internationally and, as a result, one or more of our subsidiaries files income tax returns in U.S. federal, U.S. state and certain foreign jurisdictions. Accordingly, in the normal course of business, we are subject to examination by taxing authorities, primarily in the United States, Mexico and Peru. The Company is no longer subject to U.S. federal tax examinations for the fiscal years prior to and including October 31, 2019, nor is it subject to U.S. state income tax examinations for fiscal years prior to and including October 31, 2018. The Company is no longer subject to income tax examinations in Mexico for calendar years prior to and including December 31, 2017, except for the 2013 calendar year, which is under audit as discussed below. The Company is no longer subject to income tax examinations in Peru for calendar years prior to and including December 31, 2017.
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
In March 2020, the Company's wholly owned subsidiary in Mexico made an advance payment of income taxes related to disallowed deductions for tax years 2014-2017, which the Company paid but then immediately challenged in Court. At the time of payment and during the litigation the Company did not record an unrecognized tax benefit related to the deduction because we believed it was more likely than not that the tax position would be sustained. The case was lost in fiscal year 2023 and management decided not to appeal; accordingly, a $1.7 million charge was recognized in the provision for income taxes in fiscal year 2023.
On December 30, 2020, Peru enacted tax law repealing current tax law which provided benefits to agribusiness entities. The new law subjects us to higher Peruvian corporate income tax rates than the rate in effect on the date of repeal of 15%, as follows: 20% for calendar years 2023 to 2024, 25% for calendar years 2025 to 2027, and 29.5% thereafter. We remeasured our deferred tax balances based on the applicable tax rate in the year the deferred balances are expected to reverse. The increase to the net deferred tax liability for the change in Peruvian tax rate resulted in a $5.4 million increase to tax expense during fiscal year 2021.
In December 2021, the Organization for Economic Cooperation and Development (“OECD”), which is an international public policy setting organization comprised of member countries including the U.S., published a proposal for the establishment of a global minimum tax rate of 15% (the “Pillar Two rule”). The OECD has recommended that the Pillar Two rule become effective for fiscal years beginning after January 1, 2024, which is our fiscal 2025. To date, member states are in various stages of implementation and the OECD continues to refine technical guidance. We are closely monitoring developments of the Pillar Two rule and are currently evaluating the potential impact in each of the countries we operate in.
13.      Shareholders’ Equity
2020 Incentive Award Plan
On October 1, 2020, our Board of Directors adopted the 2020 Incentive Award Plan (“2020 Plan”), which provides for the grant of equity awards, including stock options, RSUs, and PSUs to directors, employees, consultants, and certain of our affiliates. The terms of awards may vary based on the grantee classification, or nature of the award, such as awards contingent upon discrete events, or awards related to continuing employment. Upon adoption of the 2020 Plan, the Company’s former stock incentive plan was simultaneously closed, and all shares subject to awards outstanding and shares available for issuance were transferred to, or became available for issuance under the 2020 Plan. A maximum of 9,880,190 shares of common stock may be issued under the 2020 Plan. As of October 31, 2023, 8,154,357 shares were available for issuance under the 2020 Plan.
Stock-based compensation
Stock-based compensation expense is recorded in selling, general and administrative expenses in the consolidated statements of (loss) income. Total stock-based compensation expense under these plans and the total related recognized tax benefit were as follows:

MISSION PRODUCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Years Ended October 31,
(In millions)	2023	2022	2021
RSUs	$3.4	$2.0	$1.1
PSUs	0.1	0.3	—
Stock options	1.0	1.3	1.5
Total stock-based compensation expense under incentive plans, pretax	4.5	3.6	2.6
Tax benefit	0.4	—	0.1
Unrecognized stock-based compensation expense as of October 31, 2023 was $6.7 million and is expected to be recognized over a weighted-average period of 1.3 years.
RSUs

RSUs are service-based awards granted under the 2020 Plan to eligible employees and non-employees. RSUs are expected to be settled with shares of the Company’s common stock. Vesting and forfeiture conditions are specific to each grant as determined by the plan administrator. The fair value of RSUs is determined based on the market price of our common stock on the date of grant.
Employees
RSUs granted to eligible employees generally vest ratably over three to four years. The weighted average grant date fair value of RSUs granted to employees in the years ended October 31, 2023, 2022, and 2021 was $11.87, $15.88, and $20.87, respectively.
Activity for awards during the year ended October 31, 2023 was as follows:

	Units (in thousands)	Weighted average grant-date fair value per unit
Outstanding at October 31, 2022	280	$15.99
Granted	375	11.87
Vested	(98)	15.65
Forfeited	(40)	11.85
Outstanding at October 31, 2023	517	$13.38
Board of Directors
Under our Director Compensation Plan, new directors receive an initial sign-on grant and continuing directors receive an automatic annual grant on the date of each Annual Shareholders’ Meeting, set to cliff-vest at the earlier of one year following the grant date or at the subsequent Annual Shareholders’ Meeting. Directors are also eligible to defer the distribution of shares between two to five years, either in lump sum or annual installments. Deferral elections are made annually at the beginning of each plan year and apply to grants made within said year. The weighted average grant date fair value of RSUs granted to directors in the years ended October 31, 2023, 2022, and 2021 was $11.18, $13.08, and $19.89, respectively.

Activity for RSU awards for directors during the year ended October 31, 2023 was as follows:

	Units (in thousands)	Weighted average grant-date fair value per unit
Outstanding at October 31, 2022	68	$12.90
Granted	73	11.18
Vested	(68)	12.90
Forfeited	—	—
Outstanding at October 31, 2023	73	$11.18
Vested and deferred at October 31, 2023	34	$14.94

MISSION PRODUCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
The weighted average grant date fair value of PSUs granted in the years ended October 31, 2023 and 2022 was $11.90 and $15.89, respectively. No PSU awards were granted during the year ended October 31, 2021. Activity for PSU awards during the year ended October 31, 2023 was as follows.

	Units (in thousands)	Weighted average grant-date fair value per unit
Unvested at October 31, 2022	95	$15.89
Granted at target	177	11.90
Vested	—	—
Forfeited	(20)	12.27
Unvested at October 31, 2023	252	$13.38
Stock options
No stock options were granted during the years ended October 31, 2023, 2022 and 2021. Historical grants of stock options were predominantly made in connection with our IPO. Stock options vest based on tenure of employment or other specific events and expire 10 years after the grant date. The total grant-date fair value of stock options vested during the years ended October 31, 2023, 2022 and 2021 was $1.1 million, $1.4 million, and $1.3 million, respectively. The total intrinsic value of stock options exercised was $0.1 million during both years ended October 31, 2023 and 2022 and $0.2 million for the year ended October 31, 2021.
CEO Award
Stock option activity for an award granted to our CEO in 2019, prior to our initial public offering (“CEO Award”) during the year ended October 31, 2023 was as follows:

	Number of options (in thousands)	Weighted-average exercise price	Weighted-average remaining life (in years)	Aggregate intrinsic value (in millions)
Outstanding at October 31, 2022	1,700	$13.74
Granted	—
Exercised	—
Forfeited	—
Outstanding at October 31, 2023	1,700	$13.74	5.7	$—
Vested and expected to vest at October 31, 2023	1,700	$13.74	5.7	$—
Exercisable at October 31, 2023	1,530	$13.74	5.7	$—

	Number of options (in thousands)	Weighted average grant-date fair value
Unvested at October 31, 2022	340	$5.35
Granted	—	—
Vested	(170)	5.35
Forfeited	—	—
Unvested at October 31, 2023	170	$5.35

MISSION PRODUCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Employees
Stock options to employees (excluding the CEO) generally have ratable vesting over four years. Activity for these awards during the year ended October 31, 2023 was as follows:

	Number of options (in thousands)	Weighted-average exercise price	Weighted-average remaining life (in years)	Aggregate intrinsic value (in millions)
Outstanding at October 31, 2022	448	$11.69
Granted	—	—
Exercised	(19)	4.78
Forfeited	(10)	12.00
Expired	(40)	12.00
Outstanding at October 31, 2023	379	$12.00	6.9	$—
Vested and expected to vest at October 31, 2023	379	12.00	6.9	—
Exercisable at October 31, 2023	280	$12.00	6.9	$—

	Number of options (in thousands)	Weighted average grant-date fair value
Unvested at October 31, 2022	208	$3.61
Granted	—	—
Vested	(99)	3.61
Forfeited	(10)	3.61
Unvested at October 31, 2023	99	$3.61
Dividends
If we do not comply with certain covenants under our credit facility, our ability to pay dividends in the future could be limited.
Stock Repurchase Program
On September 6, 2023, the Board of Directors approved a stock repurchase program, which permits the Company to repurchase up to $20 million of shares of the Company’s common stock within 36 months from adoption. The shares may be repurchased from time to time in open market or privately negotiated transactions in such quantities and at such prices as may be authorized by certain designated officers of the Company. As of October 31, 2023, $19.4 million of shares remains authorized for repurchase.

14.     Fair Value Measurements
Financial assets measured and recorded at fair value on a recurring basis included in the consolidated balance sheets were as follows:

	October 31, 2023				October 31, 2022
(In millions)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Mutual funds	$1.4	$1.4	$—	$—	$1.2	$1.2	$—	$—
Interest rate swap	0.4	—	0.4	—	2.6	—	2.6	—

MISSION PRODUCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Our mutual fund investments relate to our deferred compensation plan, which are held in a Rabbi trust which is included in other assets in our consolidated balance sheets. The funds are measured at quoted prices in active markets, which is equivalent to their fair value.
The fair value of interest rate swaps is determined using widely accepted valuation techniques, including the DCF method. The analysis reflects the contractual terms of the swaps, including the period to maturity, and uses observable market-based inputs, including interest rate curves (“significant other observable inputs”). The fair value calculation also includes an amount for risk of non-performance using “significant unobservable inputs” such as estimates of current credit spreads to evaluate the likelihood of default. The Company has concluded, as of October 31, 2023 and 2022, that the fair value associated with the “significant unobservable inputs” relating to the Company’s risk of non-performance was insignificant to the overall fair value of the interest rate swap agreements and, as a result, the Company has determined that the relevant inputs for purposes of calculating the fair value of the interest rate swap agreements, in their entirety, were based upon “significant other observable inputs”. The assets associated with the interest rate swaps have been included in prepaid and other current assets and other assets in the consolidated balance sheets and gains and losses for the interest rate swaps have been included in other (expense) income, net in the consolidated statements of (loss) income.
15.    Earnings Per Share

	Years Ended October 31,
	2023	2022	2021
Numerator:
Net (loss) income attributable to Mission Produce (in millions)	$(2.8)	$(34.6)	$44.9
Denominator:
Weighted average shares of common stock outstanding, used in computing basic earnings per share	70,750,239	70,647,469	70,583,424
Effect of dilutive stock options	—	—	466,227
Effect of dilutive RSUs	—	—	18,830
Weighted average shares of common stock outstanding, used in computing diluted earnings per share	70,750,239	70,647,469	71,068,481
Earnings per share
Basic	$(0.04)	$(0.49)	$0.64
Diluted	$(0.04)	$(0.49)	$0.63
Equity awards representing shares of common stock outstanding that were excluded in the computation of diluted earnings per share because their effect would have been anti-dilutive as a result of applying the treasury stock method, were as follows:

	Years Ended October 31,
	2023	2022	2021
Anti-dilutive stock options	2,097,239	606,453	145,735
Anti-dilutive RSUs	588,266	200,681	24,540

MISSION PRODUCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
16.     Related Party Transactions
Transactions with related parties included in the consolidated financial statements were as follows:

	Consolidated Balance Sheets				Consolidated Statements of (Loss) Income
	Accounts receivable	Property, plant and equipment, net	Accounts payable & accrued expenses	Finance lease liabilities	Net sales	Cost of sales	Selling, general and administrative expenses	Interest expense	Other (expense) income, net
(In millions)	October 31, 2023				Year ended October 31, 2023
Equity method investees:
Henry Avocado	$—	$—	$0.1	$—	$1.8	$0.1	$—	$—	$—
Mr. Avocado	2.9	—	—	—	8.8	—	—	—	—
Other:
Directors/officers(1)	0.1	15.2	0.2	15.7	1.0	2.9	—	1.4	—
Employees(2)	—	—	0.5	—	—	9.1	—	—	—
	October 31, 2022				Year ended October 31, 2022
Equity method investees:
Henry Avocado	$—	$—	$—	$—	$2.7	$0.5	$—	$—	$—
Mr. Avocado	1.5	—	—	—	2.7	—	—	—	—
Copaltas(3)	—	—	—	—	—	—	—	—	0.1
Moruga(4)	—	—	—	—	4.1	—	—	—	—
Other:
Directors/officers(1)	0.1	—	2.5	—	1.0	5.8	—	—	—
Employees(2)	—	—	0.4	—	—	6.2	—	—	—
					Year ended October 31, 2021
Equity method investees:
Henry Avocado					$4.4	$—	$—	$—	$—
Mr. Avocado					4.3	—	—	—	—
Copaltas(3)					—	—	—	—	0.1
Moruga(4)					6.1	—	—	—	0.4
Other:
Directors/officers(1)					2.5	3.5	0.1	—	—
Employees(2)					—	9.6	—	—	—
(1)The Company purchases from and sells avocados to, and provides logistics services to, a small number of entities having full or partial ownership by some of our directors/officers. These transactions are made under substantially similar terms as with other growers and customers. In November 2022, Moruga entered into a long-term land lease with a company owned by one of our directors. The rental rate in the lease was comparable to market rates and reflective of an arms-length transaction. The lease was accounted for as a finance lease right-of-use asset and is included in property, plant and equipment, net in the consolidated balance sheets, with amortization and interest expense recognized in cost of sales and interest expense, respectively, in the consolidated statements of (loss) income. The portion of lease costs attributable to noncontrolling interest, net of income taxes, was $0.6 million for the year ended October 31, 2023, and included as part of net income (loss) attributable to noncontrolling interest in the consolidated statements of (loss) income. During fiscal 2023, we purchased 20 hectares of land in Peru from the same company owned by this same director for $0.2 million, which was comparable to market rates and reflective of an arms-length transaction. The Company had a consulting agreement with a director to advise on business operations, as well as to analyze opportunities for fresh avocado farming and packing facilities in South and Central America, that was terminated in June 2021.
(2)The Company utilizes a small number of transportation vendors in Mexico having full or partial ownership by some of our employees. The Company also purchases avocados from a small number of entities having full or partial ownership by some employees. These transactions are made under substantially similar terms as with other transportation carriers and growers.
(3)The Company has provided loans to Copaltas to support growth and expansion projects, bearing interest at 6.66%, which had an amended due date of August 31, 2022. The loans have been repaid in full as of October 31, 2022.
(4)Effective May 1, 2022, Moruga was prospectively consolidated into the Company’s financial statements (refer to Note 3 for more details), at which time transactions between parties were prospectively eliminated in the consolidation of our financial statements. Transactions prior to consolidation are presented the same as in prior periods. The Company provides packing and cooling services for blueberries and leases owned land to Moruga. The Company has also provided loans to Moruga to support growth and expansion projects, bearing interest at 6.5%, due December 31, 2024.
17.     Segment and Revenue Information
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

MISSION PRODUCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
•Marketing and Distribution. Our Marketing and Distribution reportable segment sources fruit from growers and then distributes the fruit through our global distribution network.
•International Farming. International Farming owns and operates orchards from which the vast majority of fruit produced is sold to our Marketing and Distribution segment. The segment’s farming activities range from cultivating early-stage plantings to harvesting from mature trees. It also earns service revenues for packing and processing fruit for both our Blueberries segment, as well as for third-party producers of other crops. Operations are principally located in Peru, with smaller operations emerging in other areas of Latin America.
•Blueberries. The Blueberries segment represents the results of Moruga, subsequent to its consolidation on May 1, 2022. Moruga’s farming activities include cultivating early-stage blueberry plantings and harvesting mature bushes. Substantially all blueberries produced are sold to a single distributor under an exclusive marketing agreement.
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
Net sales from each of our reportable segments were as follows.

	Marketing & Distribution	International Farming	Blueberries	Total	Marketing & Distribution	International Farming	Blueberries(1)	Total	Marketing & Distribution	International Farming	Total
	Years ended October 31,
(In millions)	2023				2022				2021
Third party sales	$889.9	$11.6	$52.4	$953.9	$1,016.1	$19.1	$10.7	$1,045.9	$872.0	$19.7	$891.7
Affiliated sales	—	78.6	—	78.6	—	95.6	—	95.6	—	84.9	84.9
Total segment sales	$889.9	$90.2	$52.4	$1,032.5	$1,016.1	$114.7	$10.7	$1,141.5	$872.0	$104.6	$976.6
Intercompany eliminations	—	(78.6)	—	(78.6)	—	(95.6)	—	(95.6)	—	(84.9)	(84.9)
Total net sales	$889.9	$11.6	$52.4	$953.9	$1,016.1	$19.1	$10.7	$1,045.9	$872.0	$19.7	$891.7
(1) The Blueberries segment was consolidated prospectively from May 1, 2022.
Supplemental sales information is as follows:

	Years Ended October 31,
(In millions)	2023	2022	2021
By type
Avocado	$851.1	$998.5	$864.5
Blueberry(1)	52.4	10.7	—
Mango	37.3	17.5	6.0
Other	13.1	19.2	21.2
Total net sales	$953.9	$1,045.9	$891.7
By customer location
United States	760.5	854.7	674.7
Rest of world	193.4	191.2	217.0
Total net sales	$953.9	$1,045.9	$891.7
(1)Blueberry sales are generated entirely by our Blueberries segment, and are therefore reported prospectively from May 1, 2022.

MISSION PRODUCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Adjusted EBITDA for each of our reportable segments was as follows:

	Years Ended October 31,
(In millions)	2023	2022	2021
Marketing & Distribution adjusted EBITDA	$40.1	$23.5	$51.4
International Farming adjusted EBITDA	3.1	23.3	33.9
Blueberries adjusted EBITDA	5.2	0.8	—
Total reportable segment adjusted EBITDA	$48.4	$47.6	$85.3
Net (loss) income	(3.1)	(34.9)	44.9
Interest expense	11.6	5.5	3.7
Provision for income taxes	2.2	3.7	21.1
Depreciation and amortization(1)	32.8	24.8	20.4
Equity method income	(4.0)	(5.1)	(7.5)
Stock-based compensation	4.5	3.6	2.6
Executive severance	1.3	—	—
Legal settlement	—	—	0.8
Asset impairment and disposals, net of insurance recoveries	1.3	0.4	(0.2)
Farming costs for nonproductive orchards	1.8	1.5	0.8
ERP costs(2)	2.2	4.6	—
Goodwill impairment	—	49.5	—
Remeasurement gain on business combination with Moruga	—	(2.0)	—
Transaction costs	0.3	0.6	—
Amortization of inventory adjustment recognized from business combination	0.7	0.4	—
Other expense (income), net	0.2	(4.4)	(1.3)
Noncontrolling interest(3)	(3.4)	(0.6)	—
Total adjusted EBITDA	$48.4	$47.6	$85.3
(1) Includes depreciation and amortization of purchase accounting assets of $2.4 million, $1.4 million and $0.2 million for the years ended October 31, 2023, 2022, and 2021, respectively.
(2) Includes recognition of deferred implementation costs in the years ended October 31, 2023 and 2022. The year ended October 31, 2022 also includes non-recurring post-implementation process reengineering costs.
(3) Represents net loss attributable to noncontrolling interest plus the impact of non-GAAP adjustments, allocable to the noncontrolling owner based on their percentage of ownership interest.
Property, plant and equipment, net attributed to geographic areas was as follows:

	October 31,
(In millions)	2023	2022
North America	$141.7	$153.0
South America	370.5	331.9
Europe	11.0	4.8
Property, plant and equipment, net	$523.2	$489.7