Form 10-Q
period 2024-01-31
Mission Produce, Inc.
filed 2024-03-11
CIK 1802974

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________
FORM 10-Q
_____________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2024
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒
As of March 1, 2024, the registrant had 70,846,927 shares of common stock at $0.001 par value outstanding.

MISSION PRODUCE, INC.
TABLE OF CONTENTS

FORM 10-Q
FISCAL FIRST QUARTER 2024

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
•Other risks and factors listed under “Item 1A. Risk Factors” in our most recent Annual Report on Form 10-K for the year ended October 31, 2023 and elsewhere in this report.
We have based the forward-looking statements contained in this report primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations, prospects, business strategy and financial needs. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, assumptions and other factors described in “Item 1A. Risk Factors” in our most recent Annual Report on Form 10-K for the year ended October 31, 2023 and elsewhere in this report. These risks are not exhaustive. Other sections of this report include additional factors that could adversely impact our business and financial performance. Furthermore, new risks and uncertainties emerge from time to time and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this report. We cannot assure you that the results, events and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.
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

PART I- FINANCIAL INFORMATION
Item 1.    Financial Statements
MISSION PRODUCE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In millions, except for shares)	January 31, 2024	October 31, 2023
Assets
Current Assets:
Cash and cash equivalents	$39.9	$42.9
Restricted cash	0.6	0.3
Accounts receivable
Trade, net of allowances of $0.8 and $0.9, respectively	85.3	74.1
Grower and fruit advances	1.4	0.9
Other	13.1	12.4
Inventory	85.9	70.8
Prepaid expenses and other current assets	9.1	9.1
Income taxes receivable	9.2	9.6
Total current assets	244.5	220.1
Property, plant and equipment, net	525.2	523.2
Operating lease right-of-use assets	71.4	72.4
Equity method investees	28.6	31.0
Deferred income tax assets, net	8.7	8.5
Goodwill	39.4	39.4
Intangible asset, net	0.2	0.5
Other assets	19.5	19.7
Total assets	$937.5	$914.8

Liabilities and Equity
Liabilities
Accounts payable	$26.7	$27.2
Accrued expenses	29.1	26.4
Income taxes payable	2.8	1.6
Grower payables	36.9	26.4
Short-term borrowings	—	2.8
Notes payable	0.5	—
Loans from noncontrolling interest holders—current portion	0.2	0.5
Long-term debt—current portion	3.3	3.4
Operating leases—current portion	7.0	6.6
Finance leases—current portion	1.4	2.6
Total current liabilities	107.9	97.5
Long-term debt, net of current portion	152.8	148.6
Loans from noncontrolling interest holders, net of current portion	1.8	2.5
Operating leases, net of current portion	70.3	71.0
Finance leases, net of current portion	20.1	14.7
Income taxes payable	2.3	2.3
Deferred income tax liabilities, net	22.8	23.5
Other long-term liabilities	27.7	26.4
Total liabilities	405.7	386.5
Commitments and contingencies (Note 7)
Shareholders’ Equity
Common stock ($0.001 par value, 1,000,000,000 shares authorized; 70,841,303 and 70,728,404 shares issued and outstanding as of January 31, 2024 and October 31, 2023, respectively)	0.1	0.1
Additional paid-in capital	234.1	233.4
Accumulated other comprehensive loss	(0.1)	(0.9)
Retained earnings	271.0	271.0
Mission Produce shareholders' equity	505.1	503.6
Noncontrolling interest	26.7	24.7
Total equity	531.8	528.3
Total liabilities and equity	$937.5	$914.8
See accompanying notes to unaudited condensed consolidated financial statements.

MISSION PRODUCE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) (UNAUDITED)

	Three Months Ended January 31,
(In millions, except for per share amounts)	2024	2023
Net sales	$258.7	$213.5
Cost of sales	230.0	204.5
Gross profit	28.7	9.0
Selling, general and administrative expenses	20.7	19.1
Operating income (loss)	8.0	(10.1)
Interest expense	(3.3)	(2.4)
Equity method income	0.4	1.0
Other expense, net	(1.0)	(0.8)
Income (loss) before income taxes	4.1	(12.3)
Provision (benefit) for income taxes	2.1	(1.7)
Net income (loss)	$2.0	$(10.6)
Less: Net income (loss) attributable to noncontrolling interest	2.0	(1.8)
Net loss attributable to Mission Produce	$—	$(8.8)

Net loss per share attributable to Mission Produce:
Basic	$0.00	$(0.12)
Diluted	$0.00	$(0.12)
See accompanying notes to unaudited condensed consolidated financial statements.

MISSION PRODUCE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended January 31,
(In millions)	2024	2023
Net income (loss)	$2.0	$(10.6)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	0.8	0.5
Total comprehensive income (loss), net of tax	2.8	(10.1)
Less: Comprehensive income (loss) attributable to noncontrolling interest	2.0	(1.8)
Comprehensive income (loss)	$0.8	$(8.3)
See accompanying notes to unaudited condensed consolidated financial statements.

MISSION PRODUCE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)

(In millions, except for shares)	Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings	Noncontrolling interest	Total equity
	Shares	Amount
Balance at October 31, 2022	70,669,535	$0.1	$229.3	$(1.7)	$274.4	$20.8	$522.9
Stock-based compensation	—	—	0.7	—	—	—	0.7
Exercise of stock options	8,500	—	—	—	—	—	—
Issuance of common stock for equity awards, net of shares withheld for the settlement of taxes	55,055	—	(0.4)	—	—	—	(0.4)
Contributions from noncontrolling interest holders	—	—	—	—	—	1.0	1.0
Net loss	—	—	—	—	(8.8)	(1.8)	(10.6)
Other comprehensive income	—	—	—	0.5	—	—	0.5
Balance at January 31, 2023	70,733,090	$0.1	$229.6	$(1.2)	$265.6	$20.0	$514.1

Balance at October 31, 2023	70,728,404	$0.1	$233.4	$(0.9)	$271.0	$24.7	$528.3
Stock-based compensation	—	—	1.4	—	—	—	1.4
Issuance of common stock for equity awards, net of shares withheld for the settlement of taxes	112,899	—	(0.7)	—	—	—	(0.7)
Net income	—	—	—	—	—	2.0	2.0
Other comprehensive income	—	—	—	0.8	—	—	0.8
Balance at January 31, 2024	70,841,303	$0.1	$234.1	$(0.1)	$271.0	$26.7	$531.8
See accompanying notes to unaudited condensed consolidated financial statements.

MISSION PRODUCE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)

	Three Months Ended January 31,
(In millions)	2024	2023
Operating Activities
Net income (loss)	$2.0	$(10.6)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	12.9	9.3
Amortization of debt issuance costs	0.1	0.1
Equity method income	(0.4)	(1.0)
Noncash lease expense	1.5	1.4
Stock-based compensation	1.4	0.7
Dividends received from equity method investees	3.2	2.7
Losses on asset impairment, disposals and sales, net of insurance recoveries	0.2	0.3
Deferred income taxes	(0.8)	(0.5)
Other	0.9	0.1
Effect on cash of changes in operating assets and liabilities:
Trade accounts receivable	(10.9)	(1.2)
Grower fruit advances	(0.5)	—
Other receivables	(0.7)	6.1
Inventory	(14.8)	(3.8)
Prepaid expenses and other current assets	—	0.8
Income taxes receivable	0.3	(3.2)
Other assets	0.1	(1.2)
Accounts payable and accrued expenses	4.6	(1.7)
Income taxes payable	1.2	(0.5)
Grower payables	10.1	1.1
Operating lease liabilities	(0.9)	(1.4)
Other long-term liabilities	—	1.2
Net cash provided by (used in) operating activities	$9.5	$(1.3)
Investing Activities
Purchases of property, plant and equipment	(9.9)	(17.6)
Investment in equity method investees	—	(0.3)
Net cash used in investing activities	$(9.9)	$(17.9)
Financing Activities
Borrowings on revolving credit facility	15.0	10.0
Payments on revolving credit facility	(10.0)	—
Repayment of short-term borrowings	(2.8)	(2.5)
Principal payments on long-term debt obligations	(0.9)	(0.9)
Principal payments on finance lease obligations	(2.3)	(1.7)
Payments for long-term supplier financing	(0.3)	—
Principal payments on loans due to noncontrolling interest holder	(0.5)	—
Payments of minimum withholding taxes on net share settlement of equity awards	(0.7)	(0.4)
Equity contributions from noncontrolling interest holders	—	1.0
Net cash (used in) provided by financing activities	$(2.5)	$5.5
Effect of exchange rate changes on cash	0.2	—
Net decrease in cash, cash equivalents and restricted cash	(2.7)	(13.7)
Cash, cash equivalents and restricted cash, beginning of period	43.2	53.9
Cash, cash equivalents and restricted cash, end of period	$40.5	$40.2

Summary of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets:
Cash and cash equivalents	$39.9	$39.2
Restricted cash	0.6	1.0
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statements of cash flows	$40.5	$40.2
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
Basis of presentation and consolidation
The unaudited interim condensed consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and include the Company’s consolidated domestic and international subsidiaries and variable interest entity (“VIE”) for which we are the primary beneficiary and have a controlling interest. Certain information and disclosures normally included in annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. Accordingly, these unaudited interim condensed consolidated financial statements and accompanying footnotes should be read in conjunction with the Company’s Annual Report for the year ended October 31, 2023. In the opinion of management, all adjustments, of a normal recurring nature, considered necessary for a fair statement have been included in the unaudited condensed consolidated financial statements. Interim results of operations are not necessarily indicative of future results, including results that may be expected for the twelve months ended October 31, 2024.
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
2.     Inventory
Major classes of inventory were as follows:

(In millions)	January 31, 2024	October 31, 2023
Finished goods	$42.6	$29.5
Crop growing costs	24.8	21.5
Packaging and supplies	18.5	19.8
Inventory	$85.9	$70.8

MISSION PRODUCE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
3.    Goodwill and Intangible Asset, net
Goodwill

(In millions)	International Farming	Blueberries	Total
Goodwill as of January 31, 2024 and October 31, 2023	$26.9	$12.5	$39.4
The carrying amounts of goodwill as of January 31, 2024 and October 31, 2023 were net of accumulated impairment losses of $49.5 million, attributable to the International Farming segment. Goodwill is tested for impairment on an annual basis in the fourth quarter, or when an event or changes in circumstances indicate that its carrying value may not be recoverable.
Intangible asset, net

(In millions)	January 31, 2024	October 31, 2023
Intangible asset, gross	$2.8	$2.8
Accumulated amortization	(2.6)	(2.3)
Intangible asset, net	$0.2	$0.5
The intangible asset, net consists of a distributor relationship entirely attributed to the business combination with Moruga on May 1, 2022. The intangible asset has an amortizable life of 2 years, to be recognized in selling, general and administrative expenses coinciding with the timing of the estimated revenues. Amortization expense was $0.3 million and $1.2 million for the three months ended January 31, 2024 and 2023, respectively. The remaining amortization expense of $0.2 million is expected to be recognized during the year ended October 31, 2024.
4.    Details of Certain Account Balances
Accrued expenses

(In millions)	January 31, 2024	October 31, 2023
Employee-related	$13.6	$12.8
Freight	5.5	4.5
Outside fruit purchase	4.5	2.7
VAT and local taxes payable	0.1	0.3
Legal settlement	1.0	0.8
Other	4.4	5.3
Accrued expenses	$29.1	$26.4
Other long-term liabilities

(In millions)	January 31, 2024	October 31, 2023
Uncertain tax positions(1)	$20.7	$19.4
Employee-related	1.7	1.4
Trade payables to noncontrolling interest holders	4.7	4.5
Other	0.6	1.1
Other long-term liabilities	$27.7	$26.4
(1)Includes uncertain tax positions related to both income taxes and other statutory tax reserves, plus related penalties and interest.

MISSION PRODUCE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Other expense, net

	Three Months Ended January 31,
(In millions)	2024	2023
Gains on derivative financial instruments	$—	$0.1
Foreign currency transaction loss	1.4	0.9
Interest income	(0.3)	(0.2)
Other expense, net	$1.0	$0.8

Other amounts attributable to noncontrolling interest holders
Amounts included in trade accounts receivable due from noncontrolling interest holders were $6.7 million and $5.7 million as of January 31, 2024 and October 31, 2023, respectively. Amounts included in trade accounts payable due to noncontrolling interest holders were $3.0 million and $3.2 million as of January 31, 2024 and October 31, 2023, respectively.
5.      Variable Interest Entity
Assets of our variable interest in Moruga may only be used to settle its own liabilities and creditors of Moruga only have recourse for the liabilities of Moruga. A summary of these balances, which are wholly included in our condensed consolidated balance sheets, is as follows:

(In millions)	January 31, 2024	October 31, 2023
Current assets	$27.2	$30.0
Long-term assets	71.4	69.9
Current liabilities	12.8	17.0
Long-term liabilities	29.7	25.4
6.     Debt
Credit facility
Long-term debt under our syndicated credit facility with Bank of America (“BoA”) Merrill Lynch consisted of the following:

(In millions)	January 31, 2024	October 31, 2023
Revolving line of credit. The interest rate is variable, based on SOFR plus a spread that varies with the Company’s leverage ratio. As of January 31, 2024 and October 31, 2023, the interest rate was 7.43% and 7.42%, respectively. Interest is payable monthly and principal is due in full in October 2027	$60.0	$55.0
Senior term loan (A-1). The interest rate is variable, based on SOFR plus a spread that varies with the Company’s leverage ratio. As of January 31, 2024 and October 31, 2023, the interest rate was 7.43% and 7.42%, respectively. Interest is payable monthly, principal is payable quarterly and due in full in October 2027.	46.9	47.5
Senior term loan (A-2). The interest rate is variable, based on SOFR plus a spread that varies with the Company’s leverage ratio. As of January 31, 2024 and October 31, 2023, the interest rate was 7.68% and 7.67% respectively. Interest is payable monthly, principal is payable quarterly and due in full in October 2029.	49.3	49.5
Note payable to BoA. Payable in monthly installments including interest at a rate of 3.96% as of both January 31, 2024 and October 31, 2023. Principal is due July 2024.	0.3	0.4
Total long-term debt	156.5	152.4
Less debt issuance costs	(0.4)	(0.4)
Long-term debt, net of debt issuance costs	156.1	152.0
Less current portion of long-term debt	(3.3)	(3.4)
Long-term debt, net of current portion	$152.8	$148.6

MISSION PRODUCE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The credit facility requires the Company to comply with financial and other covenants, including limitations on investments, capital expenditures, dividend payments, amounts and types of liens and indebtedness, and material asset sales. The Company is also required to maintain certain leverage and fixed charge coverage ratios. As of January 31, 2024, the Company was in compliance with all financial covenants of the credit facility.
Other
Certain of our consolidated subsidiaries may also enter into short-term bank borrowings from time to time. As of January 31, 2024, no short-term borrowings were outstanding as the $2.8 million balance outstanding at October 31, 2023 had been repaid in full. The weighted average variable interest rate on the borrowings were 10.46%. Our Blueberries business also obtains loans from shareholders from time to time, which accrue interest at rates ranging from 5.0 to 6.5%. Amounts outstanding as of January 31, 2024 are expected to be repaid by the end of fiscal 2026.
The Company may issue standby letters of credit through banking institutions. As of January 31, 2024, total letters of credit outstanding were $0.7 million.
Interest rate swaps
The Company has four separate interest rate swaps with a total notional amount of $100 million to hedge changes in variable interest rates on the principal value of the Company’s term loans. The interest rate swaps carried fixed LIBOR rates ranging from 1.75% to 2.57%. Three of the four interest rate swaps matured during fiscal year 2023. As of January 31, 2024, the remaining interest swap notional amount of $25 million carries a fixed rate of 2.30% and matures in the second quarter of fiscal 2024. We account for the interest rate swaps in accordance with ASC 815, Derivatives and Hedging, as amended, which requires the recognition of all derivative instruments as either assets or liabilities in the consolidated balance sheets and measurement of those instruments at fair value. The Company has not designated the interest rate swaps as cash flow hedges, and as a result under the accounting guidance, changes in the fair value of the interest rate swaps have been recorded in other expense, net in the condensed consolidated statements of income (loss) and changes in the asset are presented in net cash provided by (used in) operating activities in the condensed consolidated statements of cash flow. Refer to Note 9 for more details.
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
As a result of a dispute over the size of the settlement class, the Company recorded an additional reserve of $0.2 million in selling, general and administrative expenses in the condensed consolidated statements of income (loss) during the three months ended January 31, 2024. A final approval hearing is scheduled for June 2024.
The outcomes of our legal proceedings and other contingencies are inherently unpredictable, subject to significant uncertainties, and if one or more legal matters were resolved against the Company in a reporting period for amounts above management’s expectations, the Company’s financial condition and operating results for that period could be materially adversely affected.
8.     Income Taxes
The provision for income tax recorded for the three months ended January 31, 2024 and 2023 differs from the income taxes expected at the U.S. federal statutory tax rate of 21.0%, primarily due to income attributable to foreign jurisdictions which is

MISSION PRODUCE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
taxed at different rates, changes in foreign exchange rates taxable in foreign jurisdictions, state taxes, nondeductible tax items, changes in uncertain tax positions (“UTP”), and changes in tax law affecting the rate in future years.
As of January 31, 2024, the Company had $18.1 million accrued in UTP on income taxes, of which $10.0 million relates to interest and penalties, inclusive of inflationary adjustments. The period for assessing interest and penalties has expired. However, the Company continues to record certain statutory adjustments related to inflation. Changes in the UTP related to changes in foreign exchange rates during the period are included in other expense, net in the condensed consolidated statements of income (loss).

9.     Fair Value Measurements
Financial assets measured and recorded at fair value on a recurring basis included in the condensed consolidated balance sheets were as follows:

	January 31, 2024				October 31, 2023
(In millions)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Mutual funds	$1.7	$1.7	$—	$—	$1.4	$1.4	$—	$—
Interest rate swap	0.2	—	0.2	—	0.4	—	0.4	—
Our mutual fund investments relate to our deferred compensation plan, which are held in a Rabbi trust which is included in other assets in our consolidated balance sheets. The funds are measured at quoted prices in active markets, which is equivalent to their fair value.
The fair value of interest rate swaps is determined using widely accepted valuation techniques, including the discounted cash flow method. The analysis reflects the contractual terms of the swaps, including the period to maturity, and uses observable market-based inputs, including interest rate curves (“significant other observable inputs”). The fair value calculation also includes an amount for risk of non-performance using “significant unobservable inputs” such as estimates of current credit spreads to evaluate the likelihood of default. The Company has concluded, as of January 31, 2024 and October 31, 2023, the fair value associated with the “significant unobservable inputs” relating to the Company’s risk of non-performance was insignificant to the overall fair value of the interest rate swap agreements and, as a result, the Company has determined that the relevant inputs for purposes of calculating the fair value of the interest rate swap agreements, in their entirety, were based upon “significant other observable inputs”. The assets associated with the interest rate swaps have been included in prepaid expenses and other current assets in the condensed consolidated balance sheets and gains and losses for the interest rate swaps have been included in other expense, net in the condensed consolidated statements of income (loss).
10.    Earnings Per Share

	Three Months Ended January 31,
	2024	2023
Numerator:
Net loss attributable to Mission Produce (in millions)	$—	$(8.8)
Denominator:
Weighted average shares of common stock outstanding, used in computing basic earnings per share	70,761,022	70,688,785
Effect of dilutive stock options	—	—
Effect of dilutive RSUs	—	—
Weighted average shares of common stock outstanding, used in computing diluted earnings per share	70,761,022	70,688,785
Earnings per share
Basic	$0.00	$(0.12)
Diluted	$0.00	$(0.12)

MISSION PRODUCE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Equity awards representing shares of common stock outstanding that were excluded in the computation of diluted earnings per share because their effect would have been anti-dilutive as a result of applying the treasury stock method, were as follows:

	Three Months Ended January 31,
	2024	2023
Anti-dilutive stock options	2,078,268	547,187
Anti-dilutive RSUs	634,360	287,780

11.     Related Party Transactions
Transactions with related parties included in the condensed consolidated financial statements were as follows:

	Condensed Consolidated Balance Sheets
	January 31, 2024				October 31, 2023
(In millions)	Accounts receivable	Property, plant and equipment, net	Accounts payable & accrued expenses	Finance lease liabilities	Accounts receivable	Property, plant and equipment, net	Accounts payable & accrued expenses	Finance lease liabilities
Equity method investees:
Henry Avocado	$—	$—	$—	$—	$—	$—	$0.1	$—
Mr. Avocado	2.4	—	—	—	2.9	—	—	—
Other:
Directors/Officers(1)	0.1	20.7	—	20.2	0.1	15.2	0.2	15.7
Employees(2)	—	—	2.0	—	—	—	0.5	—

	Condensed Consolidated Statements of Income (Loss)
(In millions)	Net sales	Cost of sales	Interest expense	Net sales	Cost of sales	Interest expense
	Three Months Ended January 31, 2024			Three Months Ended January 31, 2023
Equity method investees:
Mr. Avocado	$—	$—	$—	$0.1	$—	$—
Other:
Directors/Officers(1))	0.2	0.2	0.5	0.2	0.2	0.3
Employees(2)	—	4.5	—	—	2.2	—
(1)The Company purchases from and sells fruit to, and provides logistics services to, a small number of entities having full or partial ownership by some of our directors/officers. These transactions are made under substantially similar terms as with other growers and customers. Our blueberries business leases land under a long-term lease with a company owned by one of our directors. The rental rate in the lease was comparable to market rates and reflective of an arms-length transaction. The lease was accounted for as a finance lease right-of-use asset and is included in property, plant and equipment, net in the consolidated balance sheets, with amortization and interest expense recognized in cost of sales and interest expense, respectively, in the condensed consolidated statements of income (loss). The portion of lease costs attributable to noncontrolling interest, net of income taxes, was $0.2 million for both the three months ended January 31, 2024 and 2023, and included as part of net income (loss) attributable to noncontrolling interest in the condensed consolidated statements of income (loss).
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

MISSION PRODUCE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
plantings to harvesting from mature trees. It also earns service revenues for packing and processing fruit for both our Blueberries segment, as well as for third-party producers of other crops. Operations are principally located in Peru, with smaller operations emerging in other areas of Latin America.
•Blueberries. The Blueberries segment represents the results of Moruga. Moruga’s farming activities include cultivating early-stage blueberry plantings and harvesting mature bushes. Substantially all blueberries produced are sold to a single distributor under an exclusive marketing agreement.
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
Net sales from each of our reportable segments were as follows.

	Marketing and Distribution	International Farming	Blueberries	Total	Marketing and Distribution	International Farming	Blueberries	Total
	Three Months Ended January 31,
(In millions)	2024				2023
Third party sales	$224.6	$1.6	$32.5	$258.7	$181.8	$1.9	$29.8	$213.5
Affiliated sales	—	4.2	—	4.2	—	3.8	—	3.8
Total segment sales	224.6	5.8	32.5	262.9	181.8	5.7	29.8	217.3
Intercompany eliminations	—	(4.2)	—	(4.2)	—	(3.8)	—	(3.8)
Total net sales	$224.6	$1.6	$32.5	$258.7	$181.8	$1.9	$29.8	$213.5
Supplemental sales information is as follows.

	Three Months Ended January 31,
(In millions)	2024	2023
By type
Avocado	$212.3	$174.0
Blueberry	32.5	29.8
Mango	10.9	7.3
Other	3.0	2.4
Total net sales	$258.7	$213.5
By customer location
United States	$211.8	$174.6
Rest of world	46.9	38.9
Total net sales	$258.7	$213.5

MISSION PRODUCE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Adjusted EBITDA (as defined above) for each of our reportable segments was as follows:

	Three Months Ended January 31,
(In millions)	2024	2023
Marketing and Distribution adjusted EBITDA	$11.0	$4.6
International Farming adjusted EBITDA	(0.5)	(1.8)
Blueberries adjusted EBITDA	8.7	(0.5)
Total reportable segment adjusted EBITDA	19.2	2.3
Net income (loss)	2.0	(10.6)
Interest expense	3.3	2.4
Provision (benefit) for income taxes	2.1	(1.7)
Depreciation and amortization(1)	12.9	9.3
Equity method income	(0.4)	(1.0)
Stock-based compensation	1.4	0.7
Asset impairment and disposals, net of insurance recoveries	0.2	0.3
Farming costs for nonproductive orchards	0.5	0.4
ERP costs(2)	0.5	0.6
Severance	1.3	—
Legal settlement	0.2	—
Transaction costs	—	0.1
Amortization of inventory adjustment recognized from business combination	—	0.7
Other expense, net	1.0	0.8
Noncontrolling interest(3)	(5.8)	0.3
Total adjusted EBITDA	$19.2	$2.3
(1)Includes depreciation and amortization of purchase accounting assets of $2.9 million and $1.6 million for the three months ended January 31, 2024 and 2023, respectively. The three months ended January 31, 2024 include $4.1 million of accelerated depreciation expense for certain blueberry plants determined to have no remaining useful life.
(2)Recognition of deferred ERP implementation costs.
(3)Represents net income (loss) attributable to noncontrolling interest plus the impact of non-GAAP adjustments, allocable to the noncontrolling owner based on their percentage of ownership interest.

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
•Blueberries. The Blueberries segment represents the results of Moruga. Moruga’s farming activities include cultivating early-stage blueberry plantings and harvesting mature bushes. Substantially all blueberries produced are sold to a single distributor under an exclusive marketing agreement.
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

	Three Months Ended January 31,
	2024		2023
(In millions, except for percentages)	Dollars	%	Dollars	%
Net sales	$258.7	100%	$213.5	100%
Cost of sales	230.0	89%	204.5	96%
Gross profit	28.7	11%	9.0	4%
Selling, general and administrative expenses	20.7	8%	19.1	9%
Operating income (loss)	8.0	3%	(10.1)	(5)%
Interest expense	(3.3)	(1)%	(2.4)	(1)%
Equity method income	0.4	—%	1.0	—%
Other expense, net	(1.0)	—%	(0.8)	—%
Income (loss) before income taxes	4.1	2%	(12.3)	(6)%
Provision (benefit) for income taxes	2.1	1%	(1.7)	(1)%
Net income (loss)	2.0	1%	(10.6)	(5)%
Less: Net income (loss) attributable to noncontrolling interest	2.0	1%	(1.8)	(1)%
Net loss attributable to Mission Produce	$—	—%	$(8.8)	(4)%
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

	Three Months Ended January 31,
(In millions)	2024	2023
Net sales by segment:
Marketing and Distribution	$224.6	$181.8
International Farming	1.6	1.9
Blueberries	32.5	29.8
Total net sales	$258.7	$213.5
Net sales increased $45.2 million or 21% in the three months ended January 31, 2024 compared to the same period last year, driven by higher average per-unit avocado sales prices, which increased by 23% despite flat volume sold compared to the same period last year. Blueberry revenue also increased $2.7 million or 9%, primarily due to a 90% increase in average per-unit sales price, substantially offset by a 43% decrease in volume sold, both of which were driven by significant reductions in industry blueberry supply from Peru during the 2023/2024 harvest season resulting from regional weather conditions.
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
Logistics costs include land and sea transportation and expenses related to port facilities and distribution centers. Land transportation costs consist primarily of third-party trucking services to support North American distribution, while sea transportation cost consists primarily of third-party shipping of refrigerated containers from supply markets in South and Central America to demand markets in North America, Europe and Asia. Fuel prices as well as variations in containerboard prices, which affect the cost of boxes and other packaging materials, impact our product cost and our profit margins. Variations in production yields and other input costs also affect our cost of sales.

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
Gross profit percentage will fluctuate based upon per-unit sales price levels in relation to per-unit costs. Margin is primarily managed on a per-unit basis in our Marketing and Distribution segment, which can lead to movement in gross profit percentage when sales prices fluctuate.

	Three Months Ended January 31,
	2024	2023
Gross profit (in millions)	$28.7	$9.0
Gross profit as a percentage of sales	11.1%	4.2%
Gross profit increased $19.7 million or 219% in the three months ended January 31, 2024 compared to the same period last year to $28.7 million and gross profit percentage increased 690 basis points to 11.1% of revenue, compared to the same period last year. The increases were driven by our Marketing and Distribution segment, where per-unit margins on avocados sold improved, and our Blueberries segment, where we benefited significantly from higher per-unit sales pricing.
Selling, general and administrative expenses
Selling, general and administrative (“SG&A”) expenses primarily include the costs associated with selling, professional fees, general corporate overhead and other related administrative functions.

	Three Months Ended January 31,
(In millions)	2024	2023
Selling, general and administrative expenses	$20.7	$19.1
SG&A expenses increased $1.6 million or 8% in the three months ended January 31, 2024 compared to the same period last year, primarily due to higher employee related costs, including performance-based incentive compensation and stock-based compensation expense. These costs were partially offset by a reduction of approximately $1.0 million in general corporate expenses.
Interest expense
Interest expense consists primarily of interest on borrowings under working capital facilities that we maintain and interest on other long-term debt used to make capital and equity investments. We also incur interest expense on finance leases, computed using each lease’s explicit or implicit borrowing rate.

	Three Months Ended January 31,
(In millions)	2024	2023
Interest expense	$3.3	$2.4
Interest expense increased $0.9 million or 38% in the three months ended January 31, 2024, respectively, compared to the same period last year, driven primarily by the rise in SOFR. Interest expense incurred from a significant financing lease in our Blueberries segment was $0.5 million and $0.3 million in the three months ended January 31, 2024 and 2023, respectively.

Equity method income
Our material equity method investees include Henry Avocado (“HAC”), Mr. Avocado and Copaltas.

	Three Months Ended January 31,
(In millions)	2024	2023
Equity method income	$0.4	$1.0
Equity method income decreased $0.6 million or 60% in the three months ended January 31, 2024 compared to the same period last year, primarily due to weak results at Mr. Avocado resulting from low margins on fruit sold.
Other expense, net
Other expense, net consists of interest income, currency exchange gains or losses, interest rate derivative gains or losses and other miscellaneous income and expense items.

	Three Months Ended January 31,
(In millions)	2024	2023
Other expense, net	$1.0	$0.8
Other expense increased $0.2 million or 25% in three months ended January 31, 2024 compared to the same period last year, with the majority of the expense being driven by foreign currency transaction losses primarily due to the weakening of the U.S. dollar relative to the Mexican peso.
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

	Three Months Ended January 31,
	2024	2023
Provision (benefit) for income taxes (in millions)	$2.1	$(1.7)
Effective tax rate	51.2%	13.8%
The provision for income tax was $2.1 million in the three months ended January 31, 2024 compared to a benefit of $1.7 million in the same period last year. Our effective tax rate was impacted by book losses in jurisdictions where either a full valuation allowance has been recorded or where loss carryforward is disallowed.
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
Net sales

	Marketing and Distribution	International Farming	Blueberries	Total	Marketing and Distribution	International Farming	Blueberries	Total
	Three Months Ended January 31,
(In millions)	2024				2023
Third party sales	$224.6	$1.6	$32.5	$258.7	$181.8	$1.9	$29.8	$213.5
Affiliated sales	—	4.2	—	4.2	—	3.8	—	3.8
Total segment sales	224.6	5.8	32.5	262.9	181.8	5.7	29.8	217.3
Intercompany eliminations	—	(4.2)	—	(4.2)	—	(3.8)	—	(3.8)
Total net sales	$224.6	$1.6	$32.5	$258.7	$181.8	$1.9	$29.8	$213.5

Adjusted EBITDA

	Three Months Ended January 31,
(In millions)	2024	2023
Marketing and Distribution adjusted EBITDA	$11.0	$4.6
International Farming adjusted EBITDA	(0.5)	(1.8)
Blueberries adjusted EBITDA	8.7	(0.5)
Total reportable segment adjusted EBITDA	19.2	2.3
Net income (loss)	2.0	(10.6)
Interest expense	3.3	2.4
Provision (benefit) for income taxes	2.1	(1.7)
Depreciation and amortization(1)	12.9	9.3
Equity method income	(0.4)	(1.0)
Stock-based compensation	1.4	0.7
Asset impairment and disposals, net of insurance recoveries	0.2	0.3
Farming costs for nonproductive orchards	0.5	0.4
ERP costs(2)	0.5	0.6
Severance	1.3	—
Legal settlement	0.2	—
Transaction costs	—	0.1
Amortization of inventory adjustment recognized from business combination	—	0.7
Other expense, net	1.0	0.8
Noncontrolling interest(3)	(5.8)	0.3
Total adjusted EBITDA	$19.2	$2.3
(1)Includes depreciation and amortization of purchase accounting assets of $2.9 million and $1.6 million for the three months ended January 31, 2024 and 2023, respectively. The three months ended January 31, 2024 include $4.1 million of accelerated depreciation expense for certain blueberry plants determined to have no remaining useful life.
(2)Recognition of deferred ERP implementation costs.
(3)Represents net income (loss) attributable to noncontrolling interest plus the impact of non-GAAP adjustments, allocable to the noncontrolling owner based on their percentage of ownership interest.

Marketing and Distribution
Net sales in our Marketing and Distribution segment increased $42.8 million or 24% in the three months ended January 31, 2024 compared to the same period last year, driven by avocado pricing increases as described above.
Segment adjusted EBITDA increased $6.4 million or 139% in the three months ended January 31, 2024 compared to the same period last year primarily due to improved per-unit gross margin on avocados sold.
International Farming
The vast majority of fruit sales from our International Farming segment are made to the Marketing and Distribution segment, with the remainder of revenue largely derived from services provided to third parties and our Blueberries segment. Affiliated sales are concentrated in the second half of the fiscal year in alignment with the Peruvian avocado harvest season, which typically runs from April through September of each year. As a result, adjusted EBITDA for the International Farming segment is generally concentrated in the third and fourth quarters of the fiscal year in alignment with the timing of sales. In addition, the Company operates approximately 700 acres of mangos in Peru that are largely in an early stage of production. The timing of the mango harvest is generally concentrated in the fiscal second quarter. However, in the current fiscal year, the harvest has largely concluded in the fiscal first quarter.
Total segment sales in our International Farming segment were flat in the three months ended January 31, 2024, compared to the same period last year.
Segment adjusted EBITDA increased by $1.3 million or 72% in the three months ended January 31, 2024, compared to the same period last year, primarily driven by cost savings measures in our mango farms, packing operations, and SG&A in Peru.
Blueberries
Sales in our Blueberries segment have been concentrated in the first and fourth quarters of our fiscal year in alignment with the Peruvian blueberry harvest season, which typically runs from July through February.
Net sales in our Blueberries segment increased $2.7 million or 9% in the three months ended January 31, 2024 compared to the same period last year, primarily due to the price and volume dynamics described above.
Segment adjusted EBITDA increased $9.2 million or 1840% for the three months ended January 31, 2024 compared to the same period last year, primarily due to gross margin improvement driven by elevated sales pricing.
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

	Three Months Ended January 31,
(In millions)	2024	2023
Net income (loss)	$2.0	$(10.6)
Depreciation and amortization	12.9	9.3
Equity method income	(0.4)	(1.0)
Noncash lease expense	1.5	1.4
Stock-based compensation	1.4	0.7
Dividends received from equity method investees	3.2	2.7
Deferred income taxes	(0.8)	(0.5)
Other	1.2	0.5
Changes in working capital	(11.5)	(3.8)
Net cash provided by (used in) operating activities	$9.5	$(1.3)
Net cash provided by operating activities was $9.5 million for the three months ended January 31, 2024, compared to cash used of $1.3 million in the same period last year, driven by improved operating performance partially offset by working capital growth. Within working capital, unfavorable changes in inventory and accounts receivable were partially offset by favorable changes in grower payables. Changes in inventory were driven by higher per-unit cost of Mexican fruit on-hand and higher blueberry growing crop inventory in Peru due to extension of the harvest season compared to prior year. Changes in accounts receivable and grower payables were correlated with the higher avocado pricing/cost factors previously discussed.
Investing activities

	Three Months Ended January 31,
(In millions)	2024	2023
Purchases of property, plant and equipment	$(9.9)	$(17.6)
Investment in equity method investees	—	(0.3)
Net cash used in investing activities	$(9.9)	$(17.9)
Property, plant and equipment

	Three Months Ended January 31,
(In millions)	2024	2023
Purchases of property, plant and equipment by segment:
Marketing and Distribution	$3.0	$3.7
International Farming	3.9	9.5
Blueberries	3.0	4.4
Total purchases of property, plant and equipment	$9.9	$17.6
In the three months ended January 31, 2024 and 2023, capital expenditures in our Marketing and Distribution segment were comprised of construction costs at our UK distribution facility; in our International Farming segment, expenditures were for avocado orchard development and pre-production orchard maintenance and land improvements in Peru and Guatemala; and at our Blueberries segment, capital expenditures related to early-stage plant cultivation.
Equity method investees
From time to time, we may make capital contributions or loans to equity method investees to support capital expansion or working capital needs. Capital contributions made in the three months ended January 31, 2023 were to Mr. Avocado.

Financing activities

	Three Months Ended January 31,
(In millions)	2024	2023
Borrowings on revolving credit facility	$15.0	$10.0
Payments on revolving credit facility	(10.0)	—
Repayment of short-term borrowings	(2.8)	(2.5)
Principal payments on long-term debt obligations	(0.9)	(0.9)
Principal payments on finance lease obligations	(2.3)	(1.7)
Payments for long-term supplier financing	(0.3)	—
Principal payments on loans due to noncontrolling interest holder	(0.5)	—
Payments of minimum withholding taxes on net share settlement of equity awards	(0.7)	(0.4)
Equity contributions from noncontrolling interest holders	—	1.0
Net cash (used in) provided by financing activities	$(2.5)	$5.5
Borrowings and repayments of debt
We utilize a revolving line of credit for short-term working capital purposes. Principal payments on our credit facility are made in accordance with debt maturity schedules.
Blueberries
Financing of our Blueberries segment consists of shareholder contributions and loans, as well as short-term bank borrowings, as needed. Principal payments on finance lease obligations primarily relate to a long-term land lease, which for accounting purposes has been classified as a finance lease.
Capital resources

(In millions)	January 31, 2024	October 31, 2023
Cash and cash equivalents	$39.9	$42.9
Working capital(1)	136.6	122.6
(1)Current assets minus current liabilities.
Capital resources include cash flows from operations, cash and cash equivalents, and debt financing. Our Blueberries segment may also receive capital contributions or loans from shareholders.
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
As of January 31, 2024, we were required to comply with the following financial covenants: (a) a quarterly consolidated leverage ratio of not more than 3.5 to 1.00 and (b) a quarterly consolidated fixed charge coverage ratio of not less than 1.25 to 1.00. As of January 31, 2024, our consolidated leverage ratio was 2.43 to 1.00 and our consolidated fixed charge coverage ratio was 1.96 to 1.00 and we were in compliance with all such covenants of the credit facility.
Material cash requirements
Capital expenditures
We have various capital projects in progress for farming expansion and facility improvements which we intend to fund through our operating cash flow as well as cash and cash equivalents on hand. For fiscal 2024, we expect capital expenditures to be between $30 million to $35 million.

Moruga Blueberry Project
In fiscal year 2023, Moruga commenced a long-term project to farm approximately 1,500 additional acres of blueberries in the Olmos region of Peru. The project is funded by cash flow generated by Moruga and supplemented by pro-rata shareholder contributions based on each shareholders’ respective ownership interest. As of January 31, 2024, the estimated remaining capital expenditures related to the project were approximately $35 million.
Leases
We are party to various leases, the most material of which are for facilities and land. Our undiscounted cash liabilities were approximately $177.2 million as of January 31, 2024, of which, approximately $109.0 million was for long-term land leases in our International Farming and Blueberries segments.
Long-term Debt
As of January 31, 2024, remaining maturities on our term loans and notes were $156.5 million. See Note 6 to the consolidated financial statements for more information.

Critical accounting estimates
For a discussion of our critical accounting estimates, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Operations” in our Annual Report on Form 10-K for the year ended October 31, 2023, filed with the SEC on December 21, 2023. There have been no material changes to the critical accounting estimates disclosed in such Annual Report on Form 10-K.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to “Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended October 31, 2023.

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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended January 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
The following updates the matter discussed in “Part I, Item 3. Legal Proceedings” in our Annual Report on Form 10-K for the year ended October 31, 2023:
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
As a result of a dispute over the size of the settlement class, the Company recorded an additional reserve of $0.2 million in selling, general and administrative expenses in the condensed consolidated statements of income (loss) during the three months ended January 31, 2024. A final approval hearing is scheduled for June 2024.
The outcomes of our legal proceedings and other contingencies are inherently unpredictable, subject to significant uncertainties, and if one or more legal matters were resolved against the Company in a reporting period for amounts above management’s expectations, the Company’s financial condition and operating results for that period could be materially adversely affected.

Item 1A.    Risk Factors
For a discussion of our risk factors, see “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended October 31, 2023, filed with the SEC on December 21, 2023. There have been no material changes from the risk factors previously disclosed in such Annual Report on Form 10-K, except as set forth below. The risks and uncertainties that we face are not limited to those set forth in the 2023 Form 10-K and in this quarterly report. You should carefully consider the risk factors in the 2023 Form 10-K, together with the other information contained in this quarterly report on Form 10-Q, including our financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” before making a decision to purchase or sell shares of our common stock. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business and the trading price of our common stock.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Stock repurchase program
On September 6, 2023, the Board of Directors approved a stock repurchase program, which permits the Company to repurchase up to $20 million of shares of the Company’s common stock within 36 months from adoption. Share repurchases may be made from time to time in open market or privately negotiated transactions and/or pursuant to Rule 10b5-1 trading plans in such quantities and at such prices as may be authorized by certain designated officers of the Company and are subject to market conditions, applicable legal requirements, trading restrictions under the Company’s insider trading policy and other relevant factors.
No repurchases were made by us or our “affiliated purchasers” (as defined in Rule 10b-18(a)(3) of the Exchange Act) of registered equity securities during the first quarter of 2024. As of January 31, 2024, the approximate dollar value of shares that may yet be purchased as part of our stock repurchase program was $19.4 million.

Item 3.    Defaults Upon Senior Securities
None.

Item 4.    Mine Safety Disclosures
None.

Item 5.    Other Information
10b-5(1) Trading Plans
During the fiscal quarter ended January 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408 of Regulation S-K).

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
101
The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended January 31, 2024 formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income (Loss), (iii) Condensed Consolidated Statements of Income (Loss) (iv) Condensed Consolidated Statements of Changes in Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.
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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 11, 2024.

MISSION PRODUCE, INC.

/s/ Stephen J. Barnard
Stephen J. Barnard
Chief Executive Officer

/s/ Bryan E. Giles
Bryan E. Giles
Chief Financial Officer