Form 10-Q
period 2024-04-30
Mission Produce, Inc.
filed 2024-06-06
CIK 1802974

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________
FORM 10-Q
_____________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2024
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒
As of June 1, 2024, the registrant had 70,909,730 shares of common stock at $0.001 par value outstanding.

MISSION PRODUCE, INC.
TABLE OF CONTENTS

FORM 10-Q
FISCAL SECOND QUARTER 2024

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

PART I- FINANCIAL INFORMATION
Item 1.    Financial Statements
MISSION PRODUCE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In millions, except for shares)	April 30, 2024	October 31, 2023
Assets
Current Assets:
Cash and cash equivalents	$46.2	$42.9
Restricted cash	1.0	0.3
Accounts receivable
Trade, net of allowances of $1.3 and $0.9, respectively	99.5	74.1
Grower and fruit advances	3.2	0.9
Other	12.9	12.4
Inventory	94.9	70.8
Prepaid expenses and other current assets	8.2	9.1
Income taxes receivable	10.4	9.6
Total current assets	276.3	220.1
Property, plant and equipment, net	523.1	523.2
Operating lease right-of-use assets	70.1	72.4
Equity method investees	29.6	31.0
Deferred income tax assets, net	8.8	8.5
Goodwill	39.4	39.4
Intangible asset, net	—	0.5
Other assets	19.6	19.7
Total assets	$966.9	$914.8

Liabilities and Equity
Liabilities
Accounts payable	$26.4	$27.2
Accrued expenses	32.6	26.4
Income taxes payable	1.7	1.6
Grower payables	49.2	26.4
Short-term borrowings	—	2.8
Notes payable	0.5	—
Loans from noncontrolling interest holders—current portion	0.2	0.5
Long-term debt—current portion	3.1	3.4
Operating leases—current portion	6.1	6.6
Finance leases—current portion	1.9	2.6
Total current liabilities	121.7	97.5
Long-term debt, net of current portion	167.1	148.6
Loans from noncontrolling interest holders, net of current portion	1.8	2.5
Operating leases, net of current portion	69.1	71.0
Finance leases, net of current portion	19.9	14.7
Income taxes payable	1.3	2.3
Deferred income tax liabilities, net	22.7	23.5
Other long-term liabilities	23.3	26.4
Total liabilities	426.9	386.5
Commitments and contingencies (Note 7)
Shareholders’ Equity
Common stock ($0.001 par value, 1,000,000,000 shares authorized; 70,909,467 and 70,728,404 shares issued and outstanding as of April 30, 2024 and October 31, 2023, respectively)	0.1	0.1
Additional paid-in capital	235.6	233.4
Accumulated other comprehensive loss	(0.4)	(0.9)
Retained earnings	278.0	271.0
Mission Produce shareholders' equity	513.3	503.6
Noncontrolling interest	26.7	24.7
Total equity	540.0	528.3
Total liabilities and equity	$966.9	$914.8
See accompanying notes to unaudited condensed consolidated financial statements.

MISSION PRODUCE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) (UNAUDITED)

	Three Months Ended April 30,		Six Months Ended April 30,
(In millions, except for per share amounts)	2024	2023	2024	2023
Net sales	$297.6	$221.1	$556.3	$434.6
Cost of sales	266.6	203.0	496.6	407.5
Gross profit	31.0	18.1	59.7	27.1
Selling, general and administrative expenses	18.7	19.3	39.4	38.4
Operating income (loss)	12.3	(1.2)	20.3	(11.3)
Interest expense	(3.4)	(2.7)	(6.7)	(5.1)
Equity method income	0.5	0.4	0.9	1.4
Other income (expense), net	1.0	0.6	—	(0.2)
Income (loss) before income taxes	10.4	(2.9)	14.5	(15.2)
Provision for income taxes	3.4	1.8	5.5	0.1
Net income (loss)	$7.0	$(4.7)	$9.0	$(15.3)
Less: Net (loss) income attributable to noncontrolling interest	—	(0.1)	2.0	(1.9)
Net loss attributable to Mission Produce	$7.0	$(4.6)	$7.0	$(13.4)

Net loss per share attributable to Mission Produce:
Basic	$0.10	$(0.07)	$0.10	$(0.19)
Diluted	$0.10	$(0.07)	$0.10	$(0.19)
See accompanying notes to unaudited condensed consolidated financial statements.

MISSION PRODUCE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended April 30,		Six Months Ended April 30,
(In millions)	2024	2023	2024	2023
Net income (loss)	$7.0	$(4.7)	$9.0	$(15.3)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(0.3)	0.3	0.5	0.8
Total comprehensive income (loss), net of tax	6.7	(4.4)	9.5	(14.5)
Less: Comprehensive income (loss) attributable to noncontrolling interest	—	(0.1)	2.0	(1.9)
Comprehensive income (loss)	$6.7	$(4.3)	$7.5	$(12.6)
See accompanying notes to unaudited condensed consolidated financial statements.

MISSION PRODUCE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)

(In millions, except for shares)	Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings	Noncontrolling interest	Total equity
	Shares	Amount
Balance at October 31, 2022	70,669,535	$0.1	$229.3	$(1.7)	$274.4	$20.8	$522.9
Stock-based compensation	—	—	0.7	—	—	—	0.7
Exercise of stock options	8,500	—	—	—	—	—	—
Issuance of common stock for equity awards, net of shares withheld for the settlement of taxes	55,055	—	(0.4)	—	—	—	(0.4)
Contributions from noncontrolling interest holders	—	—	—	—	—	1.0	1.0
Net loss	—	—	—	—	(8.8)	(1.8)	(10.6)
Other comprehensive income	—	—	—	0.5	—	—	0.5
Balance at January 31, 2023	70,733,090	$0.1	$229.6	$(1.2)	$265.6	$20.0	$514.1
Stock-based compensation	—	—	1.3	—	—	—	1.3
Exercise of stock options	5,000	—	—	—	—	—	—
Issuance of common stock for equity awards, net of shares withheld for the settlement of taxes	47,592	—	—	—	—	—	—
Contributions from noncontrolling interest holders	—	—	—	—	—	0.4	0.4
Net loss	—	—	—	—	(4.6)	(0.1)	(4.7)
Other comprehensive income	—	—	—	0.3	—	—	0.3
Balance at April 30, 2023	70,785,682	$0.1	$230.9	$(0.9)	$261.0	$20.3	$511.4

Balance at October 31, 2023	70,728,404	$0.1	$233.4	$(0.9)	$271.0	$24.7	$528.3
Stock-based compensation	—	—	1.4	—	—	—	1.4
Issuance of common stock for equity awards, net of shares withheld for the settlement of taxes	112,899	—	(0.7)	—	—	—	(0.7)
Net income	—	—	—	—	—	2.0	2.0
Other comprehensive income	—	—	—	0.8	—	—	0.8
Balance at January 31, 2024	70,841,303	$0.1	$234.1	$(0.1)	$271.0	$26.7	$531.8
Stock-based compensation	—	—	1.6	—	—	—	1.6
Issuance of common stock for equity awards, net of shares withheld for the settlement of taxes	68,164	—	(0.1)	—	—	—	(0.1)
Net income	—	—	—	—	7.0	—	7.0
Other comprehensive income	—	—	—	(0.3)	—	—	(0.3)
Balance at April 30, 2024	70,909,467	$0.1	$235.6	$(0.4)	$278.0	$26.7	$540.0
See accompanying notes to unaudited condensed consolidated financial statements.

MISSION PRODUCE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)

	Six Months Ended April 30,
(In millions)	2024	2023
Operating Activities
Net income (loss)	$9.0	$(15.3)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	18.6	15.2
Amortization of debt issuance costs	0.1	0.1
Equity method income	(0.9)	(1.4)
Noncash lease expense	3.1	2.9
Stock-based compensation	3.0	2.0
Dividends received from equity method investees	3.2	2.7
Losses on asset impairment, disposals and sales, net of insurance recoveries	0.4	0.8
Deferred income taxes	(1.0)	(0.9)
Other	1.1	—
Effect on cash of changes in operating assets and liabilities:
Trade accounts receivable	(25.2)	(15.8)
Grower fruit advances	(2.3)	(2.5)
Other receivables	(0.5)	3.2
Inventory	(20.8)	(21.1)
Prepaid expenses and other current assets	0.9	1.2
Income taxes receivable	(0.9)	(4.4)
Other assets	0.3	1.4
Accounts payable and accrued expenses	11.2	(2.0)
Income taxes payable	(0.9)	(1.0)
Grower payables	22.5	8.2
Operating lease liabilities	(3.0)	(2.3)
Other long-term liabilities	(5.0)	2.9
Net cash provided by (used in) operating activities	$12.9	$(26.1)
Investing Activities
Purchases of property, plant and equipment	(17.7)	(34.9)
Proceeds from sale of property, plant and equipment	—	0.1
Investment in equity method investees	(0.6)	(0.3)
Purchase of other investment	—	(2.3)
Other	—	(0.1)
Net cash used in investing activities	$(18.3)	$(37.5)
Financing Activities
Borrowings on revolving credit facility	40.0	135.0
Payments on revolving credit facility	(20.0)	(100.0)
Repayment of short-term borrowings	(2.8)	(2.5)
Principal payments on long-term debt obligations	(1.8)	(1.8)
Principal payments on finance lease obligations	(2.6)	(2.0)
Payments for long-term supplier financing	(0.3)	—
Payments to noncontrolling interest holder for long-term supply financing	(1.9)	—
Principal payments on loans due to noncontrolling interest holder	(0.5)	—
Payments of minimum withholding taxes on net share settlement of equity awards	(0.8)	(0.4)
Proceeds from loan from noncontrolling interest holder	—	2.4
Equity contributions from noncontrolling interest holders	—	1.4
Net cash provided by financing activities	$9.3	$32.1
Effect of exchange rate changes on cash	0.1	(0.2)
Net increase (decrease) in cash, cash equivalents and restricted cash	4.0	(31.7)
Cash, cash equivalents and restricted cash, beginning of period	43.2	53.9
Cash, cash equivalents and restricted cash, end of period	$47.2	$22.2

Summary of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets:
Cash and cash equivalents	$46.2	$20.9

	Six Months Ended April 30,
(In millions)	2024	2023
Restricted cash	1.0	1.3
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statements of cash flows	$47.2	$22.2
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
Recently issued accounting and disclosure standards
In March 2024, the Securities and Exchange Commission ("SEC") adopted final climate-related disclosure rules that will require registrants to disclose (subject to materiality conditions): climate-related risks, material direct greenhouse gas emissions, and the effects of severe weather events and other natural conditions. Adoption is required on a phase-in basis with respect to annual periods beginning in calendar year 2025 (the Company's fiscal year 2026). In April 2024, the SEC issued a stay on the rules, pending the completion of judicial review of the U.S. Court of Appeals of the Eighth Circuit. We are currently monitoring the status of the judicial review and we are evaluating the impact of the rules on our financial disclosures.
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
2.     Inventory
Major classes of inventory were as follows:

(In millions)	April 30, 2024	October 31, 2023
Finished goods	$38.4	$29.5
Crop growing costs	38.3	21.5
Packaging and supplies	18.2	19.8
Inventory	$94.9	$70.8

MISSION PRODUCE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
3.    Goodwill and Intangible Asset, net
Goodwill

(In millions)	International Farming	Blueberries	Total
Goodwill as of April 30, 2024 and October 31, 2023	$26.9	$12.5	$39.4
The carrying amounts of goodwill as of April 30, 2024 and October 31, 2023 were net of accumulated impairment losses of $49.5 million, attributable to the International Farming segment. Goodwill is tested for impairment on an annual basis in the fourth quarter, or when an event or changes in circumstances indicate that its carrying value may not be recoverable.
Intangible asset, net

(In millions)	April 30, 2024	October 31, 2023
Intangible asset, gross	$2.8	$2.8
Accumulated amortization	(2.8)	(2.3)
Intangible asset, net	$—	$0.5
The intangible asset, net consisted of a distributor relationship entirely attributed to the business combination with Moruga on May 1, 2022. The intangible asset had an amortizable life of 2 years, and was recognized in selling, general and administrative expenses coinciding with the timing of the estimated revenues. Amortization expense was $0.2 million and zero for the three months ended April 30, 2024 and 2023, respectively, and $0.5 million and $1.2 million for the six months ended April 30, 2024 and 2023, respectively.
4.    Details of Certain Account Balances
Accrued expenses

(In millions)	April 30, 2024	October 31, 2023
Employee-related	$14.2	$12.8
Freight	5.0	4.5
Outside fruit purchase	5.9	2.7
VAT and local taxes payable	—	0.3
Legal settlement	1.5	0.8
Other	6.0	5.3
Accrued expenses	$32.6	$26.4
Other long-term liabilities

(In millions)	April 30, 2024	October 31, 2023
Uncertain tax positions(1)	$20.9	$19.4
Employee-related	1.8	1.4
Trade payables to noncontrolling interest holders	—	4.5
Other	0.6	1.1
Other long-term liabilities	$23.3	$26.4
(1)Includes uncertain tax positions related to both income taxes and other statutory tax reserves, plus related penalties and interest.

MISSION PRODUCE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Other income (expense), net

	Three Months Ended April 30,		Six Months Ended April 30,
(In millions)	2024	2023	2024	2023
Gains on derivative financial instruments	$—	$0.1	$—	$—
Foreign currency transaction gain (loss)	0.1	(0.4)	(1.3)	(1.3)
Interest income	1.0	0.9	1.3	1.1
Other	(0.1)	—	—	—
Other income (expense), net	$1.0	$0.6	$—	$(0.2)

Other amounts attributable to noncontrolling interest holders
Amounts included in trade accounts receivable due from noncontrolling interest holders were $0.1 million and $5.7 million as of April 30, 2024 and October 31, 2023, respectively. Amounts included in trade accounts payable due to noncontrolling interest holders were $4.7 million and $3.2 million as of April 30, 2024 and October 31, 2023, respectively.
5.      Variable Interest Entity
Assets of our variable interest in Moruga may only be used to settle its own liabilities and creditors of Moruga only have recourse for the liabilities of Moruga. A summary of these balances, which are wholly included in our condensed consolidated balance sheets, is as follows:

(In millions)	April 30, 2024	October 31, 2023
Current assets	$18.7	$30.0
Long-term assets	70.7	69.9
Current liabilities	10.4	17.0
Long-term liabilities	24.9	25.4
6.     Debt
Credit facility
Long-term debt under our syndicated credit facility with Bank of America (“BoA”) Merrill Lynch consisted of the following:

(In millions)	April 30, 2024	October 31, 2023
Revolving line of credit. The interest rate is variable, based on SOFR plus a spread that varies with the Company’s leverage ratio. As of April 30, 2024 and October 31, 2023, the interest rate was 7.42% and 7.42%, respectively. Interest is payable monthly and principal is due in full in October 2027	$75.0	$55.0
Senior term loan (A-1). The interest rate is variable, based on SOFR plus a spread that varies with the Company’s leverage ratio. As of April 30, 2024 and October 31, 2023, the interest rate was 7.42% and 7.42%, respectively. Interest is payable monthly, principal is payable quarterly and due in full in October 2027.	46.3	47.5
Senior term loan (A-2). The interest rate is variable, based on SOFR plus a spread that varies with the Company’s leverage ratio. As of April 30, 2024 and October 31, 2023, the interest rate was 7.67% and 7.67% respectively. Interest is payable monthly, principal is payable quarterly and due in full in October 2029.	49.2	49.5
Note payable to BoA. Payable in monthly installments including interest at a rate of 3.96% as of both April 30, 2024 and October 31, 2023. Principal is due July 2024.	0.1	0.4
Total long-term debt	170.6	152.4
Less debt issuance costs	(0.4)	(0.4)
Long-term debt, net of debt issuance costs	170.2	152.0
Less current portion of long-term debt	(3.1)	(3.4)
Long-term debt, net of current portion	$167.1	$148.6

MISSION PRODUCE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The credit facility requires the Company to comply with financial and other covenants, including limitations on investments, capital expenditures, dividend payments, amounts and types of liens and indebtedness, and material asset sales. The Company is also required to maintain certain leverage and fixed charge coverage ratios. As of April 30, 2024, the Company was in compliance with all financial covenants of the credit facility.
Other
Certain of our consolidated subsidiaries may also enter into short-term bank borrowings from time to time. As of April 30, 2024,zero short-term borrowings were outstanding and as of October 31, 2023, $2.8 million were outstanding with a weighted average variable interest rate of 10.46%. Our Blueberries business also obtains loans from shareholders from time to time, which accrue interest at rates ranging from 5.0 to 6.5%. Amounts outstanding as of April 30, 2024 are expected to be repaid by the end of fiscal 2026.
The Company may issue standby letters of credit through banking institutions. As of April 30, 2024, total letters of credit outstanding were $0.7 million.
Interest rate swaps
From time to time, the Company may enter into interest rate swap contracts to hedge changes in variable interest rates on the principal value of the Company’s term loans. We account for interest rate swaps in accordance with ASC 815, Derivatives and Hedging, as amended, which requires the recognition of all derivative instruments as either assets or liabilities in the condensed consolidated balance sheets and measurement of those instruments at fair value. The Company did not designate the interest rate swaps as cash flow hedges, and as a result under the accounting guidance, changes in the fair value of the interest rate swaps were recorded in other income (expense), net in the condensed consolidated statements of income (loss) and changes in the assets are presented in net cash provided by (used in) operating activities in the condensed consolidated statements of cash flow. As of April 30, 2024, no interest rate swaps were outstanding. As of October 31, 2023, a notional amount of $25 million was outstanding, carrying a fixed SOFR rate of 2.3%. Refer to Note 9 for more details.
7.      Commitments and Contingencies
Litigation
The Company is involved from time to time in claims, proceedings, and litigation, including the following:
On April 23, 2020, former Mission Produce, Inc. employees filed a class action lawsuit in the Superior Court of the State of California for the County of Los Angeles against us alleging violation of certain wage and labor laws in California, including failure to pay all overtime wages, minimum wage violations, and meal and rest period violations, among others. Additionally, on June 10, 2020, former Mission Produce, Inc. employees filed a class action lawsuit in the Superior Court of the State of California for the County of Ventura against us alleging similar violations of certain wage and labor laws. The plaintiffs in both cases seek damages primarily consisting of class certification and payment of wages earned and owed, plus other consequential and special damages. While the Company believes that it did not violate any wage or labor laws, in May 2021, the plaintiffs in both class action lawsuits and the Company agreed to settle the class action cases. Per the terms of the settlement agreement between the parties, the total amount of the settlement is $1.5 million. A final approval hearing is scheduled for June 2024.
The outcomes of our legal proceedings and other contingencies are inherently unpredictable, subject to significant uncertainties, and if one or more legal matters were resolved against the Company in a reporting period for amounts above management’s expectations, the Company’s financial condition and operating results for that period could be materially adversely affected.
8.     Income Taxes
The provision for income tax recorded for the three and six months ended April 30, 2024 and 2023 differs from the income taxes expected at the U.S. federal statutory tax rate of 21.0%, primarily due to income attributable to foreign jurisdictions which is taxed at different rates, changes in foreign exchange rates taxable in foreign jurisdictions, state taxes, nondeductible tax items and changes in uncertain tax positions (“UTP”).
As of April 30, 2024, the Company had $18.3 million accrued in UTP on income taxes, of which $10.1 million relates to interest and penalties, inclusive of inflationary adjustments. The period for assessing interest and penalties has expired. However, the Company continues to record certain statutory adjustments related to inflation. Changes in the UTP related to changes in foreign exchange rates during the period are included in other income (expense), net in the condensed consolidated statements of income (loss).

MISSION PRODUCE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
9.     Fair Value Measurements
Financial assets measured and recorded at fair value on a recurring basis included in the condensed consolidated balance sheets were as follows:

	April 30, 2024				October 31, 2023
(In millions)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Mutual funds	$1.8	$1.8	$—	$—	$1.4	$1.4	$—	$—
Interest rate swap	—	—	—	—	0.4	—	0.4	—
Our mutual fund investments relate to our deferred compensation plan, which are held in a Rabbi trust which is included in other assets in our consolidated balance sheets. The funds are measured at quoted prices in active markets, which is equivalent to their fair value.
The fair value of interest rate swaps is determined using widely accepted valuation techniques, including the discounted cash flow method. The analysis reflects the contractual terms of the swaps, including the period to maturity, and uses observable market-based inputs, including interest rate curves (“significant other observable inputs”). The fair value calculation also includes an amount for risk of non-performance using “significant unobservable inputs” such as estimates of current credit spreads to evaluate the likelihood of default. As of April 30, 2024, all interest rate swaps were fully matured. As of October 31, 2023, the Company had concluded the fair value associated with the “significant unobservable inputs” relating to the Company’s risk of non-performance was insignificant to the overall fair value of the interest rate swap agreements and, as a result, the Company determined that the relevant inputs for purposes of calculating the fair value of the interest rate swap agreements, in their entirety, were based upon “significant other observable inputs”. The assets associated with the interest rate swaps have been included in prepaid expenses and other current assets in the condensed consolidated balance sheets and gains and losses for the interest rate swaps have been included in other income (expense), net in the condensed consolidated statements of income (loss).
10.    Earnings Per Share

	Three Months Ended April 30,		Six Months Ended April 30,
	2024	2023	2024	2023
Numerator:
Net income (loss) attributable to Mission Produce (in millions)	$7.0	$(4.6)	$7.0	$(13.4)
Denominator:
Weighted average shares of common stock outstanding, used in computing basic earnings per share	70,860,570	70,744,688	70,810,249	70,716,273
Effect of dilutive stock options	—	—	—	—
Effect of dilutive RSUs	142,993	—	149,467	—
Weighted average shares of common stock outstanding, used in computing diluted earnings per share	71,003,563	70,744,688	70,959,716	70,716,273
Earnings per share
Basic	$0.10	$(0.07)	$0.10	$(0.19)
Diluted	$0.10	$(0.07)	$0.10	$(0.19)
Equity awards representing shares of common stock outstanding that were excluded in the computation of diluted earnings per share because their effect would have been anti-dilutive as a result of applying the treasury stock method, were as follows:

MISSION PRODUCE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended April 30,		Six Months Ended April 30,
	2024	2023	2024	2023
Anti-dilutive stock options	2,078,268	2,095,106	2,078,268	2,114,228
Anti-dilutive RSUs	230,250	636,417	476,082	534,509

11.     Related Party Transactions
Transactions with related parties included in the condensed consolidated financial statements were as follows:

	Condensed Consolidated Balance Sheets
	April 30, 2024				October 31, 2023
(In millions)	Accounts receivable	Property, plant and equipment, net	Accounts payable & accrued expenses	Finance lease liabilities	Accounts receivable	Property, plant and equipment, net	Accounts payable & accrued expenses	Finance lease liabilities
Equity method investees:
Henry Avocado	$—	$—	$—	$—	$—	$—	$0.1	$—
Mr. Avocado	1.6	—	—	—	2.9	—	—	—
Other:
Directors/Officers(1)	0.2	20.5	0.5	20.7	0.1	15.2	0.2	15.7
Employees(2)	—	—	0.7	—	—	—	0.5	—

	Condensed Consolidated Statements of Income (Loss)
(In millions)	Net sales	Cost of sales	Interest expense	Net sales	Cost of sales	Interest expense
	Three Months Ended April 30, 2024			Three Months Ended April 30, 2023
Equity method investees:
Mr. Avocado	$—	$—	$—	$1.7	$—	$—
Other:
Directors/Officers(1)	0.3	0.9	0.5	0.4	0.9	0.4
Employees(2)	—	1.6	—	—	3.1	—
	Six Months Ended April 30, 2024			Six Months Ended April 30, 2023
Equity method investees:
Mr. Avocado	$—	$—	$—	$1.8	$—	$—
Other:
Directors/Officers(1))	0.5	1.1	1.0	0.6	1.1	0.7
Employees(2)	—	6.1	—	—	5.3	—
(1)The Company purchases from and sells fruit to, and provides logistics services to, a small number of entities having full or partial ownership by some of our directors/officers. These transactions are made under substantially similar terms as with other growers and customers. Our blueberries business leases land under a long-term lease with a company owned by one of our directors. The rental rate in the lease was comparable to market rates and reflective of an arms-length transaction. The lease was accounted for as a finance lease right-of-use asset and is included in property, plant and equipment, net in the consolidated balance sheets, with amortization and interest expense recognized in cost of sales and interest expense, respectively, in the condensed consolidated statements of income (loss). The portion of lease costs attributable to noncontrolling interest, net of income taxes, was $0.3 million and $0.1 million for the three months ended April 30, 2024 and 2023, respectively, and $0.5 million and $0.3 million for the six months ended April 30, 2024 and 2023, respectively; amounts were included as part of net income (loss) attributable to noncontrolling interest in the condensed consolidated statements of income (loss).
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

MISSION PRODUCE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
The CEO evaluates and monitors segment performance primarily through segment sales and segment adjusted EBITDA. Adjusted EBITDA refers to net income (loss), before interest expense, income taxes, depreciation and amortization expense, stock-based compensation expense, other income (expense), and income (loss) from equity method investees, further adjusted by asset impairment and disposals, net of insurance recoveries, farming costs for nonproductive orchards (which represents land lease costs), recognition of deferred ERP costs, transaction costs, amortization of inventory adjustments recognized from business combinations, and any special, non-recurring, or one-time items such as remeasurements or impairments, and any portion of these items attributable to the noncontrolling interest, all of which are excluded from the results the CEO reviews uses to assess segment performance and results. We believe that adjusted EBITDA by segment provides useful information for analyzing the underlying business results as well as allowing investors a means to evaluate the financial results of each reportable segment in relation to the Company as a whole. These measures are not in accordance with, nor are they a substitute for or superior to, the comparable GAAP financial measures.
Net sales from each of our reportable segments were as follows.

	Marketing and Distribution	International Farming	Blueberries	Total	Marketing and Distribution	International Farming	Blueberries	Total
	Three Months Ended April 30,
(In millions)	2024				2023
Third party sales	$287.1	$0.5	$10.0	$297.6	$215.3	$4.1	$1.7	$221.1
Affiliated sales	—	0.9	—	0.9	—	1.9	—	1.9
Total segment sales	287.1	1.4	10.0	298.5	215.3	6.0	1.7	223.0
Intercompany eliminations	—	(0.9)	—	(0.9)	—	(1.9)	—	(1.9)
Total net sales	$287.1	$0.5	$10.0	$297.6	$215.3	$4.1	$1.7	$221.1
	Six Months Ended April 30,
	2024				2023
Third party sales	$511.7	$2.1	$42.5	$556.3	$397.1	$6.0	$31.5	$434.6
Affiliated sales	—	5.1	—	5.1	—	5.7	—	5.7
Total segment sales	511.7	7.2	42.5	561.4	397.1	11.7	31.5	440.3
Intercompany eliminations	—	(5.1)	—	(5.1)	—	(5.7)	—	(5.7)
Total net sales	$511.7	$2.1	$42.5	$556.3	$397.1	$6.0	$31.5	$434.6

MISSION PRODUCE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Supplemental sales information is as follows.

	Three Months Ended April 30,		Six Months Ended April 30,
(In millions)	2024	2023	2024	2023
By type
Avocado	$267.5	$202.9	$479.8	$376.9
Blueberry	10.0	1.7	42.5	31.5
Mango	18.2	13.0	29.1	20.3
Other	1.9	3.5	4.9	5.9
Total net sales	$297.6	$221.1	$556.3	$434.6
By customer location
United States	$254.0	$183.3	$465.8	$357.9
Rest of world	43.6	37.8	90.5	76.7
Total net sales	$297.6	$221.1	$556.3	$434.6
Adjusted EBITDA (as defined above) for each of our reportable segments was as follows:

	Three Months Ended April 30,		Six Months Ended April 30,
(In millions)	2024	2023	2024	2023
Marketing and Distribution adjusted EBITDA	$21.7	$8.6	$32.7	$13.2
International Farming adjusted EBITDA	(2.2)	(1.1)	(2.7)	(2.9)
Blueberries adjusted EBITDA	0.7	0.1	9.4	(0.4)
Total reportable segment adjusted EBITDA	20.2	7.6	$39.4	$9.9
Net income (loss)	7.0	(4.7)	9.0	(15.3)
Interest expense	3.4	2.7	6.7	5.1
Provision for income taxes	3.4	1.8	5.5	0.1
Depreciation and amortization(1)	5.7	5.9	18.6	15.2
Equity method income	(0.5)	(0.4)	(0.9)	(1.4)
Stock-based compensation	1.6	1.3	3.0	2.0
Asset impairment and disposals, net of insurance recoveries	0.2	0.5	0.4	0.8
Farming costs for nonproductive orchards	0.3	0.4	0.8	0.8
Recognition of deferred ERP costs	0.6	0.5	1.1	1.1
Severance	—	—	1.3	—
Legal settlement	—	—	0.2	—
Transaction costs	—	0.2	—	0.3
Amortization of inventory adjustment recognized from business combination	—	—	—	0.7
Other (income) expense, net	(1.0)	(0.6)	—	0.2
Noncontrolling interest(2)	(0.5)	—	(6.3)	0.3
Total adjusted EBITDA	$20.2	$7.6	$39.4	$9.9
(1)Includes depreciation and amortization of purchase accounting assets of $0.4 million and $0.1 million for the three months ended April 30, 2024 and 2023, respectively, and $3.3 million and $1.7 million for the six months ended April 30, 2024 and 2023, respectively. The six months ended April 30, 2024 include $4.1 million of accelerated depreciation expense for certain blueberry plants determined to have no remaining useful life.
(2)Represents net income (loss) attributable to noncontrolling interest plus the impact of non-GAAP adjustments, allocable to the noncontrolling owner based on their percentage of ownership interest.

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

	Three Months Ended April 30,				Six Months Ended April 30,
	2024		2023		2024		2023
(In millions, except for percentages)	Dollars	%	Dollars	%	Dollars	%	Dollars	%
Net sales	$297.6	100%	$221.1	100%	$556.3	100%	$434.6	100%
Cost of sales	266.6	90%	203.0	92%	496.6	89%	407.5	94%
Gross profit	31.0	10%	18.1	8%	59.7	11%	27.1	6%
Selling, general and administrative expenses	18.7	6%	19.3	9%	39.4	7%	38.4	9%
Operating income (loss)	12.3	4%	(1.2)	(1)%	20.3	4%	(11.3)	(3)%
Interest expense	(3.4)	(1)%	(2.7)	(1)%	(6.7)	(1)%	(5.1)	(1)%
Equity method income	0.5	—%	0.4	—%	0.9	—%	1.4	—%
Other income (expense), net	1.0	—%	0.6	—%	—	—%	(0.2)	—%
Income (loss) before income taxes	10.4	3%	(2.9)	(1)%	14.5	3%	(15.2)	(3)%
Provision for income taxes	3.4	1%	1.8	1%	5.5	1%	0.1	—%
Net income (loss)	7.0	2%	(4.7)	(2)%	9.0	2%	(15.3)	(4)%
Less: Net (loss) income attributable to noncontrolling interest	—	—%	(0.1)	—%	2.0	—%	(1.9)	—%
Net income (loss) attributable to Mission Produce	$7.0	2%	$(4.6)	(2)%	$7.0	1%	$(13.4)	(3)%
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

	Three Months Ended April 30,		Six Months Ended April 30,
(In millions)	2024	2023	2024	2023
Net sales by segment:
Marketing and Distribution	$287.1	$215.3	$511.7	$397.1
International Farming	0.5	4.1	2.1	6.0
Blueberries	10.0	1.7	42.5	31.5
Total net sales	$297.6	$221.1	$556.3	$434.6
Net sales increased $76.5 million or 35% in the three months ended April 30, 2024 compared to the same period last year, primarily driven by our Marketing and Distribution segment, where average per-unit avocado sales prices increased 22% and avocado volume sold increased 8%. Blueberry revenue also increased $8.3 million or 488% compared to the same period last year, driven by the timing of the harvest season compared to the same period last year.
Net sales increased $121.7 million or 28% in the six months ended April 30, 2024 compared to the same period last year, driven by a 23% increase in average per-unit avocado sales prices and a 4% increase in avocado volume sold. Blueberry revenue increased $11.0 million or 35%, primarily due to a 63% increase in average per-unit sales price, partially offset by a 17% decrease in volume sold. Pricing in the first quarter of 2024 was favorably impacted by industry supply constraints during the Peru harvest season.
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

	Three Months Ended April 30,		Six Months Ended April 30,
	2024	2023	2024	2023
Gross profit (in millions)	$31.0	$18.1	$59.7	$27.1
Gross profit as a percentage of sales	10.4%	8.2%	10.7%	6.2%
Gross profit increased $12.9 million or 71% in the three months ended April 30, 2024 compared to the same period last year to $31.0 million and gross profit percentage increased 220 basis points to 10.4% of revenue, compared to the same period last year. The increases were attributed to our Marketing and Distribution segment, driven by strong per-unit margins on avocados sold and higher volume.
Gross profit increased $32.6 million or 120% in the six months ended April 30, 2024 compared to the same period last year to $59.7 million and gross profit percentage increased 450 basis points to 10.7% of revenue, compared to the same period last year. The increases were attributed to our Marketing and Distribution segment, where we achieved strong per-unit margins on avocados sold and higher volume, and our Blueberries segment, where we benefited significantly from higher per-unit sales pricing.
Warmer temperatures correlated with El Niño have persisted through the development of our 2024 Peruvian avocado crop. We expect these warmer temperatures to negatively affect our harvest yields for the second half of fiscal year 2024, reducing exportable volume from our owned farms to be more than 50% lower than recent seasons. The decrease in volume will negatively impact absorption of fixed costs at our Peruvian farms. Though we expect these lower volumes to generally support higher pricing, we do not expect higher pricing levels to offset the negative impact of volume decreases on gross profit for the International Farming segment for the fiscal year.
SG&A
Selling, general and administrative (“SG&A”) expenses primarily include the costs associated with selling, professional fees, general corporate overhead and other related administrative functions.

	Three Months Ended April 30,		Six Months Ended April 30,
(In millions)	2024	2023	2024	2023
Selling, general and administrative expenses	$18.7	$19.3	$39.4	$38.4
SG&A expenses decreased $0.6 million or 3% in the three months ended April 30, 2024 compared to the same period last year, primarily due to a reduction in general corporate expenses.
SG&A expenses increased $1.0 million or 3% in the six months ended April 30, 2024 compared to the same period last year, primarily due to higher employee related costs, including performance-based incentive compensation and stock-based compensation expense. These costs were partially offset by a reduction of approximately $2.0 million in general corporate expenses.

Interest expense
Interest expense consists primarily of interest on borrowings under working capital facilities that we maintain and interest on other long-term debt used to make capital and equity investments. We also incur interest expense on finance leases, computed using each lease’s explicit or implicit borrowing rate.

	Three Months Ended April 30,		Six Months Ended April 30,
(In millions)	2024	2023	2024	2023
Interest expense	$3.4	$2.7	$6.7	$5.1
Interest expense increased $0.7 million or 26% and $1.6 million or 31% in the three and six months ended April 30, 2024, respectively, compared to the same periods last year, driven primarily by rising interest rates. Interest expense incurred from a significant financing lease in our Blueberries segment was $0.5 million and $0.4 million for the three months ended April 30, 2024 and 2023, respectively, and $1.0 million and $0.7 million in the six months ended April 30, 2024 and 2023, respectively.
Equity method income
Our material equity method investees include Henry Avocado (“HAC”), Mr. Avocado and Copaltas.

	Three Months Ended April 30,		Six Months Ended April 30,
(In millions)	2024	2023	2024	2023
Equity method income	$0.5	$0.4	$0.9	$1.4
Equity method income was flat in the three months ended April 30, 2024 compared to the same period last year, as income from HAC was largely offset by losses at Mr. Avocado resulting from low margins on fruit sold.
Equity method income decreased $0.5 million or 36% in the six months ended April 30, 2024 compared to the same period last year, as losses at Mr. Avocado were only partially offset by income growth from HAC.
Other income (expense), net
Other income (expense), net consists of interest income, currency exchange gains or losses, interest rate derivative gains or losses and other miscellaneous income and expense items.

	Three Months Ended April 30,		Six Months Ended April 30,
(In millions)	2024	2023	2024	2023
Other income (expense), net	$1.0	$0.6	$—	$(0.2)
Other income increased $0.4 million or 67% in three months ended April 30, 2024 compared to the same period last year, primarily due to foreign currency transaction losses in the previous year from the weakening of the U.S. dollar relative to the Mexican peso.
Other income (expense), net was zero in the six months ended April 30, 2024 compared to expense of $0.2 million in the same period last year, primarily due to higher interest income.
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

	Three Months Ended April 30,		Six Months Ended April 30,
	2024	2023	2024	2023
Provision for income taxes (in millions)	$3.4	$1.8	$5.5	$0.1
Effective tax rate	32.7%	(62.1)%	37.9%	(0.7)%
The provision for income tax increased $1.6 million or 89% in the three months ended April 30, 2024 compared to the same period last year, primarily due to the effect of higher income before taxes in the current year, and a $1.8 million discrete charge recorded in the prior year related to an uncertain tax position in Mexico. Our effective tax rate was also impacted by book losses in jurisdictions where either a full valuation allowance has been recorded or where loss carryforward is disallowed.
The provision for income tax increased $5.4 million in the six months ended April 30, 2024 compared $0.1 million in the same period last year, due to the same reasons noted above.
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
Adjusted EBITDA refers to net income (loss), before interest expense, income taxes, depreciation and amortization expense, stock-based compensation expense, other income (expense), and income (loss) from equity method investees, further adjusted by asset impairment and disposals, net of insurance recoveries, farming costs for nonproductive orchards (which represents land lease costs), recognition of deferred ERP costs, transaction costs, amortization of inventory adjustments recognized from business combinations, and any special, non-recurring, or one-time items such as remeasurements or impairments, and any portion of these items attributable to the noncontrolling interest, all of which are excluded from the results the CEO reviews uses to assess segment performance and results.
Net sales

	Marketing and Distribution	International Farming	Blueberries	Total	Marketing and Distribution	International Farming	Blueberries	Total
	Three Months Ended April 30,
(In millions)	2024				2023
Third party sales	$287.1	$0.5	$10.0	$297.6	$215.3	$4.1	$1.7	$221.1
Affiliated sales	—	0.9	—	0.9	—	1.9	—	1.9
Total segment sales	287.1	1.4	10.0	298.5	215.3	6.0	1.7	223.0
Intercompany eliminations	—	(0.9)	—	(0.9)	—	(1.9)	—	(1.9)
Total net sales	$287.1	$0.5	$10.0	$297.6	$215.3	$4.1	$1.7	$221.1
	Six Months Ended April 30,
	2024				2023
Third party sales	$511.7	$2.1	$42.5	$556.3	$397.1	$6.0	$31.5	$434.6
Affiliated sales	—	5.1	—	5.1	—	5.7	—	5.7
Total segment sales	511.7	7.2	42.5	561.4	397.1	11.7	31.5	440.3
Intercompany eliminations	—	(5.1)	—	(5.1)	—	(5.7)	—	(5.7)
Total net sales	$511.7	$2.1	$42.5	$556.3	$397.1	$6.0	$31.5	$434.6

Adjusted EBITDA

	Three Months Ended April 30,		Six Months Ended April 30,
(In millions)	2024	2023	2024	2023
Marketing and Distribution adjusted EBITDA	$21.7	$8.6	$32.7	$13.2
International Farming adjusted EBITDA	(2.2)	(1.1)	(2.7)	(2.9)
Blueberries adjusted EBITDA	0.7	0.1	9.4	(0.4)
Total reportable segment adjusted EBITDA	20.2	7.6	$39.4	$9.9
Net income (loss)	7.0	(4.7)	9.0	(15.3)
Interest expense	3.4	2.7	6.7	5.1
Provision for income taxes	3.4	1.8	5.5	0.1
Depreciation and amortization(1)	5.7	5.9	18.6	15.2
Equity method income	(0.5)	(0.4)	(0.9)	(1.4)
Stock-based compensation	1.6	1.3	3.0	2.0
Asset impairment and disposals, net of insurance recoveries	0.2	0.5	0.4	0.8
Farming costs for nonproductive orchards	0.3	0.4	0.8	0.8
Recognition of deferred ERP costs	0.6	0.5	1.1	1.1
Severance	—	—	1.3	—
Legal settlement	—	—	0.2	—
Transaction costs	—	0.2	—	0.3
Amortization of inventory adjustment recognized from business combination	—	—	—	0.7
Other (income) expense, net	(1.0)	(0.6)	—	0.2
Noncontrolling interest(2)	(0.5)	—	(6.3)	0.3
Total adjusted EBITDA	$20.2	$7.6	$39.4	$9.9
(1)Includes depreciation and amortization of purchase accounting assets of $0.4 million and $0.1 million for the three months ended April 30, 2024 and 2023, respectively, and $3.3 million and $1.7 million for the six months ended April 30, 2024 and 2023, respectively. The six months ended April 30, 2024 include $4.1 million of accelerated depreciation expense for certain blueberry plants determined to have no remaining useful life.
(2)Represents net income (loss) attributable to noncontrolling interest plus the impact of non-GAAP adjustments, allocable to the noncontrolling owner based on their percentage of ownership interest.
Marketing and Distribution
Net sales in our Marketing and Distribution segment increased $71.8 million or 33% in the three months ended April 30, 2024 compared to the same period last year, driven by avocado pricing and volume increases as described above.
Segment adjusted EBITDA increased $13.1 million or 152% in the three months ended April 30, 2024 compared to the same period last year primarily due to improved per-unit gross margin on avocados sold.
Net sales in our Marketing and Distribution segment increased $114.6 million or 29% in the six months ended April 30, 2024 compared to the same period last year, driven by avocado pricing and volume increases as described above.
Segment adjusted EBITDA increased $19.5 million or 148% in the six months ended April 30, 2024 compared to the same period last year primarily due to improved per-unit gross margin on avocados sold.
International Farming
The vast majority of fruit sales from our International Farming segment are made to the Marketing and Distribution segment, with the remainder of revenue largely derived from services provided to third parties and our Blueberries segment. Affiliated sales are concentrated in the second half of the fiscal year in alignment with the Peruvian avocado harvest season, which typically runs from April through September of each year. As a result, adjusted EBITDA for the International Farming segment is generally concentrated in the third and fourth quarters of the fiscal year in alignment with the timing of sales. In addition, the Company operates approximately 700 acres of mangos in Peru that are largely in an early stage of production. The timing of the mango harvest is generally concentrated in the fiscal second quarter. However, in the current fiscal year, the harvest was largely concluded by the end of the first fiscal quarter.
Total segment sales in our International Farming segment decreased by $4.6 million or 77% in the three months ended April 30, 2024, compared to the same period last year primarily due to lower third-party avocado packing service revenue associated with the later start of the 2024 avocado season in Peru.

Segment adjusted EBITDA was $(2.2) million in the three months ended April 30, 2024, compared to $(1.1) million in the same period last year primarily due to lower third-party avocado packing service revenue associated with the later start of the avocado season.
Total segment sales in our International Farming segment decreased by $4.5 million or 38% in the six months ended April 30, 2024, compared to the same period last year primarily due to lower third-party avocado packing service revenue associated with the later start of the avocado season.
Segment adjusted EBITDA improved by $0.2 million or 7% in the six months ended April 30, 2024, compared to the same period last year, primarily driven by cost savings measures in our mango farms, packing operations, and SG&A in Peru.
Blueberries
Sales in our Blueberries segment have been concentrated in the first and fourth quarters of our fiscal year in alignment with the Peruvian blueberry harvest season, which typically runs from July through February.
Net sales in our Blueberries segment increased $8.3 million or 488% in the three months ended April 30, 2024 compared to the same period last year, driven by higher volume resulting from an extended harvest season compared to the same period last year.
Segment adjusted EBITDA increased $0.6 million or 600% for the three months ended April 30, 2024 compared to the same period last year, primarily due to gross margin improvement driven by higher sales volume.
Net sales in our Blueberries segment increased $11.0 million or 35% in the six months ended April 30, 2024 compared to the same period last year, primarily due to a 63% increase in average per-unit sales price, partially offset by a 17% decrease in volume sold. Pricing in the first quarter of 2024 was favorably impacted by industry supply constraints during the Peru harvest season.
Segment adjusted EBITDA was $9.4 million for the six months ended April 30, 2024 compared to $(0.4) million in the same period last year, primarily due to gross margin improvement driven by elevated sales pricing.
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

	Six Months Ended April 30,
(In millions)	2024	2023
Net income (loss)	$9.0	$(15.3)
Depreciation and amortization	18.6	15.2
Equity method income	(0.9)	(1.4)
Noncash lease expense	3.1	2.9
Stock-based compensation	3.0	2.0
Dividends received from equity method investees	3.2	2.7
Deferred income taxes	(1.0)	(0.9)
Other	1.6	0.9
Changes in working capital	(23.7)	(32.2)
Net cash provided by (used in) operating activities	$12.9	$(26.1)
Net cash provided by operating activities was $12.9 million for the six months ended April 30, 2024, compared to cash used of $26.1 million in the same period last year, driven by improved operating performance and working capital management. Within working capital, favorable changes in grower payables were partially offset by changes in accounts receivable, correlated with the higher avocado pricing and higher volume as previously discussed. Changes in net inventory were consistent with prior year as higher per-unit cost of purchased avocados on-hand was largely offset by lower avocado growing crop inventory in Peru. Also impacting working capital was a net favorable change in accounts payable and accrued expenses and other long-term liabilities, related to the timing of payables and correlated to the later end of the blueberry harvest season.
Investing activities

	Six Months Ended April 30,
(In millions)	2024	2023
Purchases of property, plant and equipment	$(17.7)	$(34.9)
Proceeds from sale of property, plant and equipment	—	0.1
Investment in equity method investees	(0.6)	(0.3)
Purchase of other investment	—	(2.3)
Other	—	(0.1)
Net cash used in investing activities	$(18.3)	$(37.5)
Property, plant and equipment

	Six Months Ended April 30,
(In millions)	2024	2023
Purchases of property, plant and equipment by segment:
Marketing and Distribution	$5.5	$7.2
International Farming	7.6	18.6
Blueberries	4.6	9.1
Total purchases of property, plant and equipment	$17.7	$34.9
In the six months ended April 30, 2024 and 2023, capital expenditures were comprised primarily of avocado orchard development, pre-production orchard maintenance and land improvements in Guatemala; pre-production avocado orchard maintenance, blueberry land development and plant cultivation, and blueberry cooling facility construction costs in Peru; and distribution facility construction costs in the UK.
From time to time, we may make capital contributions or loans to equity method investees to support capital expansion or working capital needs. Capital contributions made in six months ended April 30, 2024 and 2023 were to Mr. Avocado.
Other investment
In the six months ended April 30, 2023, we acquired a 5.1% interest in shares of common stock of a private entity in South Africa.
Financing activities

	Six Months Ended April 30,
(In millions)	2024	2023
Borrowings on revolving credit facility	$40.0	$135.0
Payments on revolving credit facility	(20.0)	(100.0)
Repayment of short-term borrowings	(2.8)	(2.5)
Principal payments on long-term debt obligations	(1.8)	(1.8)
Principal payments on finance lease obligations	(2.6)	(2.0)
Proceeds from loan from noncontrolling interest holder	—	2.4
Principal payments on loans due to noncontrolling interest holder	(0.5)	—
Payments for long-term supplier financing	(0.3)	—
Payments to noncontrolling interest holder for long-term supply financing	(1.9)	—

	Six Months Ended April 30,
(In millions)	2024	2023
Payments of minimum withholding taxes on net share settlement of equity awards	(0.8)	(0.4)
Equity contributions from noncontrolling interest holders	—	1.4
Net cash provided by financing activities	$9.3	$32.1
Borrowings and repayments of debt
We utilize a revolving line of credit for short-term working capital purposes. Principal payments on our credit facility are made in accordance with debt maturity schedules.
Blueberries
Financing of our Blueberries segment consists of shareholder contributions and loans, as well as short-term bank borrowings, as needed. Principal payments on shareholder loans are made in accordance with loan agreements. Principal payments on finance lease obligations primarily relate to a long-term land lease, which for accounting purposes has been classified as a finance lease. Certain supply purchases are made under long-term financing arrangements, a significant portion of which are with the noncontrolling interest holder of the entity.
Capital resources

(In millions)	April 30, 2024	October 31, 2023
Cash and cash equivalents	$46.2	$42.9
Working capital(1)	154.6	122.6
(1)Current assets minus current liabilities.
Capital resources include cash flows from operations, cash and cash equivalents, and debt financing. Our Blueberries segment may from time to time also receive capital contributions or loans from shareholders.
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
As of April 30, 2024, we were required to comply with the following financial covenants: (a) a quarterly consolidated leverage ratio of not more than 3.5 to 1.00 and (b) a quarterly consolidated fixed charge coverage ratio of not less than 1.25 to 1.00. As of April 30, 2024, our consolidated leverage ratio was 2.14 to 1.00 and our consolidated fixed charge coverage ratio was 2.25 to 1.00 and we were in compliance with all such covenants of the credit facility.
Material cash requirements
Capital expenditures
We have various capital projects in progress for farming expansion and facility improvements which we intend to fund through our operating cash flow as well as cash and cash equivalents on hand. For fiscal 2024, we expect capital expenditures to be between $40 million to $45 million.
Moruga Blueberry Project
In fiscal year 2023, Moruga commenced a long-term project to farm approximately 1,500 additional acres of blueberries in the Olmos region of Peru. The project is funded by cash flow generated by Moruga and supplemented by pro-rata shareholder contributions based on each shareholders’ respective ownership interest. As of April 30, 2024, the estimated remaining capital expenditures related to the project were approximately $35 million.

Leases
We are party to various leases, the most material of which are for facilities and land. Our undiscounted cash liabilities were approximately $175.3 million as of April 30, 2024, of which, approximately $107.8 million was for long-term land leases in our International Farming and Blueberries segments.
Long-term debt
As of April 30, 2024, remaining maturities on our term loans and notes were $170.6 million. See Note 6 to the consolidated financial statements for more information.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended April 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
The following updates the matter discussed in “Part I, Item 3. Legal Proceedings” in our Annual Report on Form 10-K for the year ended October 31, 2023:
On April 23, 2020, former Mission Produce, Inc. employees filed a class action lawsuit in the Superior Court of the State of California for the County of Los Angeles against us alleging violation of certain wage and labor laws in California, including failure to pay all overtime wages, minimum wage violations, and meal and rest period violations, among others. Additionally, on June 10, 2020, former Mission Produce, Inc. employees filed a class action lawsuit in the Superior Court of the State of California for the County of Ventura against us alleging similar violations of certain wage and labor laws. The plaintiffs in both cases seek damages primarily consisting of class certification and payment of wages earned and owed, plus other consequential and special damages. While the Company believes that it did not violate any wage or labor laws, in May 2021, the plaintiffs in both class action lawsuits and the Company agreed to settle the class action cases. Per the terms of the settlement agreement between the parties, the total amount of the settlement is $1.5 million. A final approval hearing is scheduled for June 2024.
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
No repurchases were made by us or our “affiliated purchasers” (as defined in Rule 10b-18(a)(3) of the Exchange Act) of registered equity securities during the second quarter of 2024. As of April 30, 2024, the approximate dollar value of shares that may yet be purchased as part of our stock repurchase program was $19.4 million.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
None.

Item 5.    Other Information
10b-5(1) Trading Plans
Jay A. Pack, one of the Company’s directors, has adopted a trading plan that is intended to satisfy the affirmative defense of Rule 10b5-1(c) (the “Pack Sales Plan”) to sell a maximum of 150,000 shares which are held indirectly through PFP Investments, Ltd. The Pack Sales Plan was adopted on April 3, 2024, with sales commencing under the Pack Sales Plan, subject to the conditions of the Pack Sales Plan, on July 18, 2024. The Pack Sales Plan terminates on the earliest to occur of (a) July 17, 2025; (b) the completion of all sales contemplated under the Pack Sales Plan; and (c) the date the Pack Sales Plan is terminated in connection with certain events or transactions as specified by the terms of the Pack Sales Plan.
Item 6.        Exhibits
The documents set forth are filed herewith or incorporated herein by reference.
INDEX

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Date	Number	Filed Herewith
3.1#	Amended and Restated Certificate of Incorporation	8-K	10/7/2020	3.2
3.2	Amendment to Amended and Restated Certificate of Incorporation				X
3.3#	Amended and Restated Bylaws	8-K	10/7/2020	3.2
10.26+^	Offer letter dated February 21, 2024 to John Pawlowski				X
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101
The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended April 30, 2024 formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income (Loss), (iii) Condensed Consolidated Statements of Income (Loss) (iv) Condensed Consolidated Statements of Changes in Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.
X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				X

#	Previously filed
+	Indicates management contract or compensatory plan.
*	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of the Registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.
^	Pursuant to Item 601(b)(10)(iv) of Regulation S-K promulgated by the Securities and Exchange Commission, certain portions of this exhibit have been redacted. The Registrant hereby agrees to furnish supplementally to the Securities and Exchange Commission, upon its request, an unredacted copy of this exhibit.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 6, 2024.

MISSION PRODUCE, INC.

/s/ Stephen J. Barnard
Stephen J. Barnard
Chief Executive Officer

/s/ Bryan E. Giles
Bryan E. Giles
Chief Financial Officer