Form 10-Q
period 2024-07-31
Mission Produce, Inc.
filed 2024-09-09
CIK 1802974

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________
FORM 10-Q
_____________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2024
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒
As of September 1, 2024, the registrant had 70,910,610 shares of common stock at $0.001 par value outstanding.

MISSION PRODUCE, INC.
TABLE OF CONTENTS

FORM 10-Q
FISCAL THIRD QUARTER 2024

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

PART I- FINANCIAL INFORMATION
Item 1.    Financial Statements
MISSION PRODUCE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In millions, except for shares)	July 31, 2024	October 31, 2023
Assets
Current Assets:
Cash and cash equivalents	$49.5	$42.9
Restricted cash	0.4	0.3
Accounts receivable
Trade, net of allowances of $0.7 and $0.9, respectively	101.5	74.1
Grower and fruit advances	1.6	0.9
Other	13.8	12.4
Inventory	83.8	70.8
Prepaid expenses and other current assets	8.3	9.1
Income taxes receivable	12.2	9.6
Total current assets	271.1	220.1
Property, plant and equipment, net	520.5	523.2
Operating lease right-of-use assets	69.1	72.4
Equity method investees	31.0	31.0
Deferred income tax assets, net	9.0	8.5
Goodwill	39.4	39.4
Intangible asset, net	—	0.5
Other assets	19.8	19.7
Total assets	$959.9	$914.8

Liabilities and Equity
Liabilities
Accounts payable	$29.7	$27.2
Accrued expenses	28.9	26.4
Income taxes payable	5.1	1.6
Grower payables	55.3	26.4
Short-term borrowings	3.0	2.8
Notes payable	0.5	—
Loans from noncontrolling interest holders—current portion	0.2	0.5
Long-term debt—current portion	3.0	3.4
Operating leases—current portion	5.8	6.6
Finance leases—current portion	2.4	2.6
Total current liabilities	133.9	97.5
Long-term debt, net of current portion	131.4	148.6
Loans from noncontrolling interest holders, net of current portion	1.8	2.5
Operating leases, net of current portion	68.4	71.0
Finance leases, net of current portion	21.4	14.7
Income taxes payable	1.3	2.3
Deferred income tax liabilities, net	22.7	23.5
Other long-term liabilities	25.3	26.4
Total liabilities	406.2	386.5
Commitments and contingencies (Note 7)
Shareholders’ Equity
Common stock ($0.001 par value, 1,000,000,000 shares authorized; 70,909,730 and 70,728,404 shares issued and outstanding as of July 31, 2024 and October 31, 2023, respectively)	0.1	0.1
Additional paid-in capital	237.1	233.4
Accumulated other comprehensive loss	(0.3)	(0.9)
Retained earnings	290.4	271.0
Mission Produce shareholders' equity	527.3	503.6
Noncontrolling interest	26.4	24.7
Total equity	553.7	528.3
Total liabilities and equity	$959.9	$914.8
See accompanying notes to unaudited condensed consolidated financial statements.

MISSION PRODUCE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) (UNAUDITED)

	Three Months Ended July 31,		Nine Months Ended July 31,
(In millions, except for per share amounts)	2024	2023	2024	2023
Net sales	$324.0	$261.4	$880.3	$696.0
Cost of sales	287.0	233.0	783.6	640.5
Gross profit	37.0	28.4	96.7	55.5
Selling, general and administrative expenses	20.2	17.4	59.6	55.8
Operating income (loss)	16.8	11.0	37.1	(0.3)
Interest expense	(3.2)	(3.2)	(9.9)	(8.3)
Equity method income	1.7	1.8	2.6	3.2
Other income (expense), net	1.3	(1.1)	1.3	(1.3)
Income (loss) before income taxes	16.6	8.5	31.1	(6.7)
Provision for income taxes	4.5	2.3	10.0	2.4
Net income (loss)	$12.1	$6.2	$21.1	$(9.1)
Less: Net (loss) income attributable to noncontrolling interest	(0.3)	(0.4)	1.7	(2.3)
Net income (loss) attributable to Mission Produce	$12.4	$6.6	$19.4	$(6.8)

Net income (loss) per share attributable to Mission Produce:
Basic	$0.17	$0.09	$0.27	$(0.10)
Diluted	$0.17	$0.09	$0.27	$(0.10)
See accompanying notes to unaudited condensed consolidated financial statements.

MISSION PRODUCE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended July 31,		Nine Months Ended July 31,
(In millions)	2024	2023	2024	2023
Net income (loss)	$12.1	$6.2	$21.1	$(9.1)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	0.1	0.7	0.6	1.5
Total comprehensive income (loss), net of tax	12.2	6.9	21.7	(7.6)
Less: Comprehensive (loss) income attributable to noncontrolling interest	(0.3)	(0.4)	1.7	(2.3)
Comprehensive income (loss)	$12.5	$7.3	$20.0	$(5.3)
See accompanying notes to unaudited condensed consolidated financial statements.

MISSION PRODUCE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)

(In millions, except for shares)	Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings	Noncontrolling interest	Total equity
	Shares	Amount
Balance at October 31, 2022	70,669,535	$0.1	$229.3	$(1.7)	$274.4	$20.8	$522.9
Stock-based compensation	—	—	0.7	—	—	—	0.7
Exercise of stock options	8,500	—	—	—	—	—	—
Issuance of common stock for equity awards, net of shares withheld for the settlement of taxes	55,055	—	(0.4)	—	—	—	(0.4)
Contributions from noncontrolling interest holders	—	—	—	—	—	1.0	1.0
Net loss	—	—	—	—	(8.8)	(1.8)	(10.6)
Other comprehensive income	—	—	—	0.5	—	—	0.5
Balance at January 31, 2023	70,733,090	$0.1	$229.6	$(1.2)	$265.6	$20.0	$514.1
Stock-based compensation	—	—	1.3	—	—	—	1.3
Exercise of stock options	5,000	—	—	—	—	—	—
Issuance of common stock for equity awards, net of shares withheld for the settlement of taxes	47,592	—	—	—	—	—	—
Contributions from noncontrolling interest holders	—	—	—	—	—	0.4	0.4
Net loss	—	—	—	—	(4.6)	(0.1)	(4.7)
Other comprehensive income	—	—	—	0.3	—	—	0.3
Balance at April 30, 2023	70,785,682	$0.1	$230.9	$(0.9)	$261.0	$20.3	$511.4
Stock-based compensation	—	—	1.2	—	—	—	1.2
Exercise of stock options	5,543	—	0.1	—	—	—	0.1
Contributions from noncontrolling interest holders	—	—	—	—	—	0.8	0.8
Net income (loss)	—	—	—	—	6.6	(0.4)	6.2
Other comprehensive income	—	—	—	0.7	—	—	0.7
Balance at July 31, 2023	70,791,225	$0.1	$232.2	$(0.2)	$267.6	$20.7	$520.4

Balance at October 31, 2023	70,728,404	$0.1	$233.4	$(0.9)	$271.0	$24.7	$528.3
Stock-based compensation	—	—	1.4	—	—	—	1.4
Issuance of common stock for equity awards, net of shares withheld for the settlement of taxes	112,899	—	(0.7)	—	—	—	(0.7)
Net income	—	—	—	—	—	2.0	2.0
Other comprehensive income	—	—	—	0.8	—	—	0.8
Balance at January 31, 2024	70,841,303	$0.1	$234.1	$(0.1)	$271.0	$26.7	$531.8
Stock-based compensation	—	—	1.6	—	—	—	1.6
Issuance of common stock for equity awards, net of shares withheld for the settlement of taxes	68,164	—	(0.1)	—	—	—	(0.1)
Net income	—	—	—	—	7.0	—	7.0
Other comprehensive loss	—	—	—	(0.3)	—	—	(0.3)
Balance at April 30, 2024	70,909,467	$0.1	$235.6	$(0.4)	$278.0	$26.7	$540.0
Stock-based compensation	—	—	1.5	—	—	—	1.5
Issuance of common stock for equity awards, net of shares withheld for the settlement of taxes	263	—	—	—	—	—	—
Net income	—	—	—	—	12.4	(0.3)	12.1
Other comprehensive income	—	—	—	0.1	—	—	0.1
Balance at July 31, 2024	70,909,730	$0.1	$237.1	$(0.3)	$290.4	$26.4	$553.7
See accompanying notes to unaudited condensed consolidated financial statements.

MISSION PRODUCE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)

	Nine Months Ended July 31,
(In millions)	2024	2023
Operating Activities
Net income (loss)	$21.1	$(9.1)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Recovery) provision for losses on accounts receivable	(0.1)	0.1
Depreciation and amortization	27.5	22.8
Amortization of debt issuance costs	0.2	0.2
Equity method income	(2.6)	(3.2)
Noncash lease expense	4.6	4.4
Stock-based compensation	4.5	3.2
Dividends received from equity method investees	3.2	2.7
Losses on asset impairment, disposals and sales, net of insurance recoveries	3.8	1.2
Deferred income taxes	(1.3)	(1.2)
Unrealized (gain) loss on foreign currency transactions	(0.6)	2.9
Unrealized loss (gain) on derivative financial instruments	0.1	(0.1)
Effect on cash of changes in operating assets and liabilities:
Trade accounts receivable	(26.5)	(23.8)
Grower fruit advances	(0.7)	(0.7)
Other receivables	(1.4)	(1.4)
Inventory	(10.6)	(13.1)
Prepaid expenses and other current assets	0.8	2.5
Income taxes receivable	(2.6)	(4.3)
Other assets	0.5	2.3
Accounts payable and accrued expenses	10.6	5.7
Income taxes payable	2.4	(0.5)
Grower payables	28.6	4.2
Operating lease liabilities	(4.7)	(2.8)
Other long-term liabilities	(1.4)	0.7
Net cash provided by (used in) operating activities	$55.4	$(7.3)
Investing Activities
Purchases of property, plant and equipment	(25.3)	(47.0)
Proceeds from sale of property, plant and equipment	0.1	0.1
Investment in equity method investees	(0.6)	(1.4)
Purchase of other investment	—	(2.3)
Other	(0.2)	(0.1)
Net cash used in investing activities	$(26.0)	$(50.7)
Financing Activities
Borrowings on revolving credit facility	40.0	145.0
Payments on revolving credit facility	(55.0)	(115.0)
Proceeds from short-term borrowings	3.0	2.8
Repayment of short-term borrowings	(2.8)	(2.5)
Principal payments on long-term debt obligations	(2.7)	(2.7)
Principal payments on finance lease obligations	(1.6)	(2.4)
Payments for long-term supplier financing	(0.5)	—
Payments to noncontrolling interest holder for long-term supply financing	(2.0)	—
Principal payments on loans due to noncontrolling interest holder	(0.5)	—
Payments of minimum withholding taxes on net share settlement of equity awards	(0.8)	(0.4)
Exercise of stock options	—	0.1
Proceeds from loan from noncontrolling interest holder	—	2.0
Equity contributions from noncontrolling interest holders	—	2.2
Net cash (used in) provided by financing activities	$(22.9)	$29.1
Effect of exchange rate changes on cash	0.2	0.1
Net increase (decrease) in cash, cash equivalents and restricted cash	6.7	(28.8)
Cash, cash equivalents and restricted cash, beginning of period	43.2	53.9
Cash, cash equivalents and restricted cash, end of period	$49.9	$25.1

	Nine Months Ended July 31,
(In millions)	2024	2023

Summary of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets:
Cash and cash equivalents	$49.5	$23.0
Restricted cash	0.4	2.1
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statements of cash flows	$49.9	$25.1
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
2.     Inventory
Major classes of inventory were as follows:

(In millions)	July 31, 2024	October 31, 2023
Finished goods	$47.4	$29.5
Crop growing costs	17.4	21.5
Packaging and supplies	19.0	19.8
Inventory	$83.8	$70.8

MISSION PRODUCE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
3.    Goodwill and Intangible Asset, net
Goodwill

(In millions)	International Farming	Blueberries	Total
Goodwill as of July 31, 2024 and October 31, 2023	$26.9	$12.5	$39.4
The carrying amounts of goodwill as of July 31, 2024 and October 31, 2023 were net of accumulated impairment losses of $49.5 million, attributable to the International Farming segment. Goodwill is tested for impairment on an annual basis in the fourth quarter, or when an event or changes in circumstances indicate that its carrying value may not be recoverable.
Intangible asset, net

(In millions)	July 31, 2024	October 31, 2023
Intangible asset, gross	$2.8	$2.8
Accumulated amortization	(2.8)	(2.3)
Intangible asset, net	$—	$0.5
The intangible asset, net consisted of a distributor relationship entirely attributed to the business combination with Moruga on May 1, 2022. The intangible asset had an amortizable life of 2 years, and was recognized in selling, general and administrative expenses coinciding with the timing of the estimated revenues. No amortization expense was recognized in the three months ended July 31, 2024, as the asset was fully amortized as of April 30, 2024. During the three months ended July 31, 2023, amortization expense was less than $0.1 million. Amortization expense was $0.5 million and $1.2 million for the nine months ended July 31, 2024 and 2023, respectively.
4.    Details of Certain Account Balances
Accrued expenses

(In millions)	July 31, 2024	October 31, 2023
Employee-related	$14.6	$12.8
Freight	3.9	4.5
Outside fruit purchase	3.5	2.7
VAT and local taxes payable	0.6	0.3
Legal settlement	—	0.8
Other	6.3	5.3
Accrued expenses	$28.9	$26.4
Other long-term liabilities

(In millions)	July 31, 2024	October 31, 2023
Uncertain tax positions(1)	$19.4	$19.4
Employee-related	2.0	1.4
Trade payables to noncontrolling interest holders	3.4	4.5
Interest rate swap	0.2	—
Other	0.3	1.1
Other long-term liabilities	$25.3	$26.4
(1)Includes uncertain tax positions related to both income taxes and other statutory tax reserves, plus related penalties and interest.

MISSION PRODUCE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Other income (expense), net

	Three Months Ended July 31,		Nine Months Ended July 31,
(In millions)	2024	2023	2024	2023
(Losses) gains on derivative financial instruments	$(0.1)	$0.1	$(0.1)	$0.1
Foreign currency transaction gain (loss)	1.2	(1.3)	(0.1)	(2.6)
Interest income	0.4	0.2	1.7	1.3
Other	(0.2)	(0.1)	(0.2)	(0.1)
Other income (expense), net	$1.3	$(1.1)	$1.3	$(1.3)

Other amounts attributable to noncontrolling interest holders
Amounts included in trade accounts receivable due from noncontrolling interest holders were $0.9 million and $5.7 million as of July 31, 2024 and October 31, 2023, respectively. Amounts included in trade accounts payable due to noncontrolling interest holders were $1.9 million and $3.2 million as of July 31, 2024 and October 31, 2023, respectively.
5.      Variable Interest Entity
Assets of our variable interest in Moruga may only be used to settle its own liabilities and creditors of Moruga only have recourse for the liabilities of Moruga. A summary of these balances, which are wholly included in our condensed consolidated balance sheets, is as follows:

(In millions)	July 31, 2024	October 31, 2023
Current assets	$25.5	$30.0
Long-term assets	69.9	69.9
Current liabilities	13.1	17.0
Long-term liabilities	27.9	25.4

MISSION PRODUCE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
6.     Debt
Credit facility
Long-term debt under our syndicated credit facility with Bank of America (“BoA”) Merrill Lynch consisted of the following:

(In millions)	July 31, 2024	October 31, 2023
Revolving line of credit. The interest rate is variable, based on SOFR plus a spread that varies with the Company’s leverage ratio. As of July 31, 2024 and October 31, 2023, the interest rate was 7.19% and 7.42%, respectively. Interest is payable monthly and principal is due in full in October 2027	$40.0	$55.0
Senior term loan (A-1). The interest rate is variable, based on SOFR plus a spread that varies with the Company’s leverage ratio. As of July 31, 2024 and October 31, 2023, the interest rate was 7.19% and 7.42%, respectively. Interest is payable monthly, principal is payable quarterly and due in full in October 2027.	45.6	47.5
Senior term loan (A-2). The interest rate is variable, based on SOFR plus a spread that varies with the Company’s leverage ratio. As of July 31, 2024 and October 31, 2023, the interest rate was 7.44% and 7.67% respectively. Interest is payable monthly, principal is payable quarterly and due in full in October 2029.	49.1	49.5
Note payable to BoA. Payable in monthly installments including interest at a rate of 3.96% as of both July 31, 2024 and October 31, 2023. Principal is due July 2024.	—	0.4
Total long-term debt	134.7	152.4
Less debt issuance costs	(0.3)	(0.4)
Long-term debt, net of debt issuance costs	134.4	152.0
Less current portion of long-term debt	(3.0)	(3.4)
Long-term debt, net of current portion	$131.4	$148.6
The credit facility requires the Company to comply with financial and other covenants, including limitations on investments, capital expenditures, dividend payments, amounts and types of liens and indebtedness, and material asset sales. The Company is also required to maintain certain leverage and fixed charge coverage ratios. As of July 31, 2024, the Company was in compliance with all financial covenants of the credit facility.
Other
Certain of our consolidated subsidiaries may also enter into short-term bank borrowings from time to time. Short-term borrowings outstanding were $3.0 million and $2.8 million as of July 31, 2024 and October 31, 2023, respectively, with weighted average interest rates of 9.91% and 10.46%, respectively. Our Blueberries business also obtains loans from shareholders from time to time, which accrue interest at rates ranging from 5.0 to 6.5%. Amounts outstanding as of July 31, 2024 are expected to be repaid by the end of fiscal 2026.
The Company may issue standby letters of credit through banking institutions. As of July 31, 2024, total letters of credit outstanding were $0.7 million.
Interest rate swaps
From time to time, the Company may enter into interest rate swap contracts to hedge changes in variable interest rates on the principal value of the Company’s term loans. We account for interest rate swaps in accordance with ASC 815, Derivatives and Hedging, as amended, which requires the recognition of all derivative instruments as either assets or liabilities in the condensed consolidated balance sheets and measurement of those instruments at fair value. The Company did not designate the interest rate swaps as cash flow hedges, and as a result under the accounting guidance, changes in the fair value of the interest rate swaps were recorded in other income (expense), net in the condensed consolidated statements of income (loss) and changes in the assets are presented in net cash provided by (used in) operating activities in the condensed consolidated statements of cash flow. As of July 31, 2024, a notional amount of $10 million was outstanding, carrying a fixed SOFR rate of 4.47%. As of October 31, 2023, a notional amount of $25 million was outstanding, carrying a fixed SOFR rate of 2.3%. Refer to Note 9 for more details.
7.      Commitments and Contingencies
Litigation
The Company is involved from time to time in claims, proceedings, and litigation, including the following:

MISSION PRODUCE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
On April 23, 2020, former Mission Produce, Inc. employees filed a class action lawsuit in the Superior Court of the State of California for the County of Los Angeles against us alleging violation of certain wage and labor laws in California, including failure to pay all overtime wages, minimum wage violations, and meal and rest period violations, among others. Additionally, on June 10, 2020, former Mission Produce, Inc. employees filed a class action lawsuit in the Superior Court of the State of California for the County of Ventura against us alleging similar violations of certain wage and labor laws. The plaintiffs in both cases seek damages primarily consisting of class certification and payment of wages earned and owed, plus other consequential and special damages. While the Company believes that it did not violate any wage or labor laws, in May 2021, the plaintiffs in both class action lawsuits and the Company agreed to settle the class action cases. Per the terms of the settlement agreement between the parties, the total amount of the settlement is $1.5 million. The Court granted Final Approval of the Class Action Settlement on June 10, 2024. Payment was sent to the Settlement Administrator on June 26, 2024, to be distributed directly to the class members. Once all settlement checks have been distributed and cashed or returned pursuant to the terms of the Settlement Agreement, the action will be dismissed with prejudice. This is expected to occur toward the end of 2024.
The outcomes of our legal proceedings and other contingencies are inherently unpredictable, subject to significant uncertainties, and if one or more legal matters were resolved against the Company in a reporting period for amounts above management’s expectations, the Company’s financial condition and operating results for that period could be materially adversely affected.
8.     Income Taxes
The provision for income tax recorded for the three and nine months ended July 31, 2024 and 2023 differs from the income taxes expected at the U.S. federal statutory tax rate of 21.0%, primarily due to income attributable to foreign jurisdictions which is taxed at different rates, changes in foreign exchange rates taxable in foreign jurisdictions, state taxes, nondeductible tax items and changes in uncertain tax positions (“UTP”).
As of July 31, 2024, the Company had $17.0 million accrued in UTP on income taxes, of which $9.3 million relates to interest and penalties, inclusive of inflationary adjustments. The period for assessing interest and penalties has expired. However, the Company continues to record certain statutory adjustments related to inflation. Changes in the UTP related to changes in foreign exchange rates during the period are included in other income (expense), net in the condensed consolidated statements of income (loss).

9.     Fair Value Measurements
Financial assets or liabilities measured and recorded at fair value on a recurring basis included in the condensed consolidated balance sheets were as follows:

	July 31, 2024				October 31, 2023
(In millions)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Mutual funds	$2.0	$2.0	$—	$—	$1.4	$1.4	$—	$—
Interest rate swap	—	—	—	—	0.4	—	0.4	—
Liabilities
Interest rate swap	0.2	—	0.2	—	—	—	—	—
Our mutual fund investments relate to our deferred compensation plan, which are held in a Rabbi trust which is included in other assets in our consolidated balance sheets. The funds are measured at quoted prices in active markets, which is equivalent to their fair value.
The fair value of interest rate swaps is determined using widely accepted valuation techniques, including the discounted cash flow method. The analysis reflects the contractual terms of the swaps, including the period to maturity, and uses observable market-based inputs, including interest rate curves (“significant other observable inputs”). The fair value calculation also includes an amount for risk of non-performance using “significant unobservable inputs” such as estimates of current credit spreads to evaluate the likelihood of default. The Company has concluded, as of July 31, 2024 and October 31, 2023, the fair value associated with the “significant unobservable inputs” relating to the Company’s risk of non-performance was insignificant to the overall fair value of the interest rate swap agreements and, as a result, the Company determined that the relevant inputs for purposes of calculating the fair value of the interest rate swap agreements, in their entirety, were based upon “significant other observable inputs”. The assets or liabilities associated with the interest rate swaps have been included in prepaid expenses and other current assets or accrued

MISSION PRODUCE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
expenses and other long-term liabilities in the condensed consolidated balance sheets and gains and losses for the interest rate swaps have been included in other income (expense), net in the condensed consolidated statements of income (loss).
10.    Earnings Per Share

	Three Months Ended July 31,		Nine Months Ended July 31,
	2024	2023	2024	2023
Numerator:
Net income (loss) attributable to Mission Produce (in millions)	$12.4	$6.6	$19.4	$(6.8)
Denominator:
Weighted average shares of common stock outstanding, used in computing basic earnings per share	70,909,716	70,788,574	70,843,647	70,740,638
Effect of dilutive stock options	—	203	—	—
Effect of dilutive RSUs	173,229	129,253	133,857	—
Weighted average shares of common stock outstanding, used in computing diluted earnings per share	71,082,945	70,918,030	70,977,504	70,740,638
Earnings per share
Basic	$0.17	$0.09	$0.27	$(0.10)
Diluted	$0.17	$0.09	$0.27	$(0.10)
Equity awards representing shares of common stock outstanding that were excluded in the computation of diluted earnings per share because their effect would have been anti-dilutive as a result of applying the treasury stock method, were as follows:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2024	2023	2024	2023
Anti-dilutive stock options	2,078,268	1,897,256	2,078,268	2,103,633
Anti-dilutive RSUs	146,004	120,214	366,841	571,640

MISSION PRODUCE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
11.     Related Party Transactions
Transactions with related parties included in the condensed consolidated financial statements were as follows:

	Condensed Consolidated Balance Sheets
	July 31, 2024				October 31, 2023
(In millions)	Accounts receivable	Property, plant and equipment, net	Accounts payable & accrued expenses	Finance lease liabilities	Accounts receivable	Property, plant and equipment, net	Accounts payable & accrued expenses	Finance lease liabilities
Equity method investees:
Henry Avocado	$1.0	$—	$—	$—	$—	$—	$0.1	$—
Mr. Avocado	1.1	—	—	—	2.9	—	—	—
Other:
Directors/Officers(1)	—	20.3	1.3	21.2	0.1	15.2	0.2	15.7
Employees(2)	—	—	0.1	—	—	—	0.5	—

	Condensed Consolidated Statements of Income (Loss)
(In millions)	Net sales	Cost of sales	Interest expense	Net sales	Cost of sales	Interest expense
	Three Months Ended July 31, 2024			Three Months Ended July 31, 2023
Equity method investees:
Henry Avocado	$2.4	$—	$—	$1.1	$—	$—
Mr. Avocado	0.1	—	—	4.9	—	—
Other:
Directors/Officers(1)	0.5	4.2	0.5	0.3	1.6	0.3
Employees(2)	—	1.3	—	—	2.0	—

	Nine Months Ended July 31, 2024			Nine Months Ended July 31, 2023
Equity method investees:
Henry Avocado	$2.4	$—	$—	$1.1	$—	$—
Mr. Avocado	0.1	—	—	6.7	—	—
Other:
Directors/Officers(1))	1.0	5.3	1.5	0.9	2.7	1.0
Employees(2)	—	7.4	—	—	7.3	—
(1)The Company purchases from and sells fruit to, and provides logistics services to, a small number of entities having full or partial ownership by some of our directors/officers. These transactions are made under substantially similar terms as with other growers and customers. Our blueberries business leases land under a long-term lease with a company owned by one of our directors. The rental rate in the lease was comparable to market rates and reflective of an arms-length transaction. The lease was accounted for as a finance lease right-of-use asset and is included in property, plant and equipment, net in the consolidated balance sheets, with amortization and interest expense recognized in cost of sales and interest expense, respectively, in the condensed consolidated statements of income (loss). The portion of lease costs attributable to noncontrolling interest, net of income taxes, was $0.2 million for both the three months ended July 31, 2024 and 2023, and $0.7 million and $0.5 million for the nine months ended July 31, 2024 and 2023, respectively; amounts were included as part of net income (loss) attributable to noncontrolling interest in the condensed consolidated statements of income (loss).
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

MISSION PRODUCE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
Net sales from each of our reportable segments were as follows.

	Marketing and Distribution	International Farming	Blueberries	Total	Marketing and Distribution	International Farming	Blueberries	Total
	Three Months Ended July 31,
(In millions)	2024				2023
Third party sales	$321.3	$1.1	$1.6	$324.0	$256.6	$3.4	$1.4	$261.4
Affiliated sales	—	26.3	—	26.3	—	34.8	—	34.8
Total segment sales	321.3	27.4	1.6	350.3	256.6	38.2	1.4	296.2
Intercompany eliminations	—	(26.3)	—	(26.3)	—	(34.8)	—	(34.8)
Total net sales	$321.3	$1.1	$1.6	$324.0	$256.6	$3.4	$1.4	$261.4
	Nine Months Ended July 31,
	2024				2023
Third party sales	$833.0	$3.2	$44.1	$880.3	$653.7	$9.4	$32.9	$696.0
Affiliated sales	—	31.4	—	31.4	—	40.5	—	40.5
Total segment sales	833.0	34.6	44.1	911.7	653.7	49.9	32.9	736.5
Intercompany eliminations	—	(31.4)	—	(31.4)	—	(40.5)	—	(40.5)
Total net sales	$833.0	$3.2	$44.1	$880.3	$653.7	$9.4	$32.9	$696.0
Supplemental sales information is as follows.

	Three Months Ended July 31,		Nine Months Ended July 31,
(In millions)	2024	2023	2024	2023
By type
Avocado	$306.9	$249.2	$786.7	$626.1
Blueberry	1.6	1.4	44.1	32.9
Mango	13.9	6.9	43.0	27.2
Other	1.6	3.9	6.5	9.8
Total net sales	$324.0	$261.4	$880.3	$696.0
By customer location
United States	$270.3	$202.4	$736.1	$560.3
Rest of world	53.7	59.0	144.2	135.7
Total net sales	$324.0	$261.4	$880.3	$696.0

MISSION PRODUCE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Adjusted EBITDA (as defined above) for each of our reportable segments was as follows:

	Three Months Ended July 31,		Nine Months Ended July 31,
(In millions)	2024	2023	2024	2023
Marketing and Distribution adjusted EBITDA	$26.8	$16.1	$59.5	$29.3
International Farming adjusted EBITDA	4.6	4.9	1.9	2.0
Blueberries adjusted EBITDA	0.1	0.2	9.5	(0.2)
Total reportable segment adjusted EBITDA	$31.5	$21.2	$70.9	$31.1
Net income (loss)	12.1	6.2	21.1	(9.1)
Interest expense	3.2	3.2	9.9	8.3
Provision for income taxes	4.5	2.3	10.0	2.4
Depreciation and amortization(1)	8.9	7.6	27.5	22.8
Equity method income	(1.7)	(1.8)	(2.6)	(3.2)
Stock-based compensation	1.5	1.2	4.5	3.2
Losses on asset impairment, disposals and sales, net of insurance recoveries	3.4	0.4	3.8	1.2
Farming costs for nonproductive orchards	0.5	0.5	1.3	1.3
Recognition of deferred ERP costs	0.5	0.6	1.6	1.7
Severance	—	—	1.3	—
Legal settlement	—	—	0.2	—
Transaction costs	—	—	—	0.3
Amortization of inventory adjustment recognized from business combination	—	—	—	0.7
Other (income) expense, net	(1.3)	1.1	(1.3)	1.3
Noncontrolling interest(2)	(0.1)	(0.1)	(6.4)	0.2
Total adjusted EBITDA	$31.5	$21.2	$70.9	$31.1
(1)Includes depreciation and amortization of purchase accounting assets of $0.2 million and $0.1 million for the three months ended July 31, 2024 and 2023, respectively, and $3.5 million and $1.8 million for the nine months ended July 31, 2024 and 2023, respectively. The nine months ended July 31, 2024 included $4.1 million of accelerated depreciation expense recognized during the first quarter of 2024, for certain blueberry plants determined to have no remaining useful life.
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

	Three Months Ended July 31,				Nine Months Ended July 31,
	2024		2023		2024		2023
(In millions, except for percentages)	Dollars	%	Dollars	%	Dollars	%	Dollars	%
Net sales	$324.0	100%	$261.4	100%	$880.3	100%	$696.0	100%
Cost of sales	287.0	89%	233.0	89%	783.6	89%	640.5	92%
Gross profit	37.0	11%	28.4	11%	96.7	11%	55.5	8%
Selling, general and administrative expenses	20.2	6%	17.4	7%	59.6	7%	55.8	8%
Operating income (loss)	16.8	5%	11.0	4%	37.1	4%	(0.3)	—%
Interest expense	(3.2)	(1)%	(3.2)	(1)%	(9.9)	(1)%	(8.3)	(1)%
Equity method income	1.7	1%	1.8	1%	2.6	—%	3.2	—%
Other income (expense), net	1.3	—%	(1.1)	—%	1.3	—%	(1.3)	—%
Income (loss) before income taxes	16.6	5%	8.5	3%	31.1	4%	(6.7)	(1)%
Provision for income taxes	4.5	1%	2.3	1%	10.0	1%	2.4	—%
Net income (loss)	12.1	4%	6.2	2%	21.1	2%	(9.1)	(1)%
Less: Net (loss) income attributable to noncontrolling interest	(0.3)	—%	(0.4)	—%	1.7	—%	(2.3)	—%
Net income (loss) attributable to Mission Produce	$12.4	4%	$6.6	3%	$19.4	2%	$(6.8)	(1)%
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

	Three Months Ended July 31,		Nine Months Ended July 31,
(In millions)	2024	2023	2024	2023
Net sales by segment:
Marketing and Distribution	$321.3	$256.6	$833.0	$653.7
International Farming	1.1	3.4	3.2	9.4
Blueberries	1.6	1.4	44.1	32.9
Total net sales	$324.0	$261.4	$880.3	$696.0
Net sales increased $62.6 million or 24% in the three months ended July 31, 2024 compared to the same period last year, primarily driven by our Marketing and Distribution segment, where average per-unit avocado sales prices increased 36%, which more than offset a 10% decrease in avocado volume sold. These price and volume dynamics resulted from lower avocado supply available during the quarter due to a combination of weather impacts on fruit development/production in Peru and fruit harvesting disruptions in Mexico. Despite overall volume reductions, domestic sales volumes were relatively flat during the quarter, demonstrating the resiliency of demand for avocados amid higher price points in the U.S. market.
Net sales increased $184.3 million or 26% in the nine months ended July 31, 2024 compared to the same period last year, driven by primarily by a 28% increase in average per-unit avocado sales prices. Avocado volume sold was relatively flat. Mango revenue increased by $15.8 million or 58% compared to the same period last year as a result of both higher average sales prices and higher volume sold during the year. Blueberry revenue increased $11.2 million or 34%, due to a 66% increase in average per-unit sales price, partially offset by a 19% decrease in volume sold. Blueberry pricing in the first quarter of 2024 was favorably impacted by industry supply constraints during the Peru harvest season.
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
In regard to fiscal year 2024, warmer temperatures correlated with El Niño persisted through the development of our 2024 Peruvian avocado crop. These warmer temperatures negatively affected our 2024 harvest yields, resulting in exportable volume from our owned farms that will be 50% to 60% lower than prior year. The decrease in volume has negatively impacted absorption of fixed costs at our Peruvian farms. Though these lower volumes have supported higher pricing, we do not expect higher pricing levels to offset the negative impact of volume decreases on gross profit for the International Farming segment during the second half of our fiscal year.

	Three Months Ended July 31,		Nine Months Ended July 31,
	2024	2023	2024	2023
Gross profit (in millions)	$37.0	$28.4	$96.7	$55.5
Gross profit as a percentage of sales	11.4%	10.9%	11.0%	8.0%
Gross profit increased $8.6 million or 30% in the three months ended July 31, 2024 compared to the same period last year to $37.0 million and gross profit percentage increased 50 basis points to 11.4% of revenue, compared to the same period last year. The increases were attributed to our Marketing and Distribution segment, driven by strong per-unit margins on avocados sold, partially offset by lower volume. In our International Farming segment, gross profit was negatively impacted by a $3.2 million asset write-down for undeveloped land that was reassumed by the Peruvian government. Excluding the effect of the asset disposal, International Farming gross profit was down slightly during the quarter, as the adverse impact of lower harvest yields on fixed cost absorption was largely offset by higher sales prices and cost savings measures.
Gross profit increased $41.2 million or 74% in the nine months ended July 31, 2024 compared to the same period last year to $96.7 million and gross profit percentage increased 300 basis points to 11.0% of revenue, compared to the same period last year. The increases were attributed to our Marketing and Distribution segment, where we achieved strong per-unit margins on avocados sold, and our Blueberries segment, where we benefited from significantly higher per-unit sales pricing in our fiscal first quarter.
SG&A
Selling, general and administrative (“SG&A”) expenses primarily include the costs associated with selling, professional fees, general corporate overhead and other related administrative functions.

	Three Months Ended July 31,		Nine Months Ended July 31,
(In millions)	2024	2023	2024	2023
Selling, general and administrative expenses	$20.2	$17.4	$59.6	$55.8
SG&A expenses increased $2.8 million or 16% in the three months ended July 31, 2024 compared to the same period last year and increased $3.8 million or 7% in the nine months ended July 31, 2024 compared to the same period last year. The increases were primarily due to higher employee related costs, including performance-based incentive compensation and stock-based compensation expense. Higher performance-based incentive compensation is largely explained by the Company’s improved operating performance relative to the prior year period.
Interest expense
Interest expense consists primarily of interest on borrowings under working capital facilities that we maintain and interest on other long-term debt used to make capital and equity investments. We also incur interest expense on finance leases, computed using each lease’s explicit or implicit borrowing rate.

	Three Months Ended July 31,		Nine Months Ended July 31,
(In millions)	2024	2023	2024	2023
Interest expense	$3.2	$3.2	$9.9	$8.3
Interest expense was flat in the three months ended July 31, 2024 compared to the same period last year, as higher interest rates were offset by lower average debt balances.
Interest expense increased $1.6 million or 19% in the nine months ended July 31, 2024, compared to the same period last year, driven primarily by rising interest rates. Interest expense at our Blueberries segment was $2.0 million and $1.6 million for the nine months ended July 31, 2024 and 2023, respectively, and is primarily related to a significant financing lease.
Equity method income
Our material equity method investees include Henry Avocado (“HAC”), Mr. Avocado and Copaltas.

	Three Months Ended July 31,		Nine Months Ended July 31,
(In millions)	2024	2023	2024	2023
Equity method income	$1.7	$1.8	$2.6	$3.2
Equity method income was nearly flat in the three months ended July 31, 2024 compared to the same period last year, for all investees.
Equity method income decreased $0.6 million or 19% in the nine months ended July 31, 2024 compared to the same period last year, as losses at Mr. Avocado were only partially offset by income growth from HAC.
Other income (expense), net
Other income (expense), net consists of interest income, currency exchange gains or losses, interest rate derivative gains or losses and other miscellaneous income and expense items.

	Three Months Ended July 31,		Nine Months Ended July 31,
(In millions)	2024	2023	2024	2023
Other income (expense), net	$1.3	$(1.1)	$1.3	$(1.3)
Other income was $1.3 million in the three months ended July 31, 2024 compared to expense of $1.1 million for the same period last year. Other income in the current year quarter was driven by foreign currency transaction gains resulting from a strengthening U.S. dollar relative to the Mexican peso during the period, while other expense in the prior year quarter was driven by foreign currency transaction losses resulting from a weakening U.S. dollar relative to the Mexican peso.
Other income was $1.3 million in the nine months ended July 31, 2024 compared to expense of $1.3 million in the same period last year. Other income in the current year was driven by interest income, as the impact of foreign currency was neutral, while other expense in the prior year was driven by foreign currency transaction losses resulting from a weakening U.S. dollar relative to the Mexican peso.

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

	Three Months Ended July 31,		Nine Months Ended July 31,
	2024	2023	2024	2023
Provision for income taxes (in millions)	$4.5	$2.3	$10.0	$2.4
Effective tax rate	27.1%	27.1%	32.2%	(35.8)%
The provision for income tax increased $2.2 million or 96% in the three months ended July 31, 2024 compared to the same period last year, primarily due to the effect of higher income before taxes in the current year. Our effective tax rate was impacted by book losses in jurisdictions where either a full valuation allowance has been recorded or where loss carryforward is disallowed in both years.
The provision for income tax increased $7.6 million or 317% in the nine months ended July 31, 2024 compared to the same period last year, due to the same reasons noted above for the quarter. Additionally, a $1.7 million discrete charge related to an uncertain tax position in Mexico was recorded in the previous year.
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

Net sales

	Marketing and Distribution	International Farming	Blueberries	Total	Marketing and Distribution	International Farming	Blueberries	Total
	Three Months Ended July 31,
(In millions)	2024				2023
Third party sales	$321.3	$1.1	$1.6	$324.0	$256.6	$3.4	$1.4	$261.4
Affiliated sales	—	26.3	—	26.3	—	34.8	—	34.8
Total segment sales	321.3	27.4	1.6	350.3	256.6	38.2	1.4	296.2
Intercompany eliminations	—	(26.3)	—	(26.3)	—	(34.8)	—	(34.8)
Total net sales	$321.3	$1.1	$1.6	$324.0	$256.6	$3.4	$1.4	$261.4
	Nine Months Ended July 31,
	2024				2023
Third party sales	$833.0	$3.2	$44.1	$880.3	$653.7	$9.4	$32.9	$696.0
Affiliated sales	—	31.4	—	31.4	—	40.5	—	40.5
Total segment sales	833.0	34.6	44.1	911.7	653.7	49.9	32.9	736.5
Intercompany eliminations	—	(31.4)	—	(31.4)	—	(40.5)	—	(40.5)
Total net sales	$833.0	$3.2	$44.1	$880.3	$653.7	$9.4	$32.9	$696.0

Adjusted EBITDA

	Three Months Ended July 31,		Nine Months Ended July 31,
(In millions)	2024	2023	2024	2023
Marketing and Distribution adjusted EBITDA	$26.8	$16.1	$59.5	$29.3
International Farming adjusted EBITDA	4.6	4.9	1.9	2.0
Blueberries adjusted EBITDA	0.1	0.2	9.5	(0.2)
Total reportable segment adjusted EBITDA	$31.5	$21.2	$70.9	$31.1
Net income (loss)	12.1	6.2	21.1	(9.1)
Interest expense	3.2	3.2	9.9	8.3
Provision for income taxes	4.5	2.3	10.0	2.4
Depreciation and amortization(1)	8.9	7.6	27.5	22.8
Equity method income	(1.7)	(1.8)	(2.6)	(3.2)
Stock-based compensation	1.5	1.2	4.5	3.2
Losses on asset impairment, disposals and sales, net of insurance recoveries	3.4	0.4	3.8	1.2
Farming costs for nonproductive orchards	0.5	0.5	1.3	1.3
Recognition of deferred ERP costs	0.5	0.6	1.6	1.7
Severance	—	—	1.3	—
Legal settlement	—	—	0.2	—
Transaction costs	—	—	—	0.3
Amortization of inventory adjustment recognized from business combination	—	—	—	0.7
Other (income) expense, net	(1.3)	1.1	(1.3)	1.3
Noncontrolling interest(2)	(0.1)	(0.1)	(6.4)	0.2
Total adjusted EBITDA	$31.5	$21.2	$70.9	$31.1
(1)Includes depreciation and amortization of purchase accounting assets of $0.2 million and $0.1 million for the three months ended July 31, 2024 and 2023, respectively, and $3.5 million and $1.8 million for the nine months ended July 31, 2024 and 2023, respectively. The nine months ended July 31, 2024 included $4.1 million of accelerated depreciation expense recognized during the first quarter of 2024, for certain blueberry plants determined to have no remaining useful life.
(2)Represents net income (loss) attributable to noncontrolling interest plus the impact of non-GAAP adjustments, allocable to the noncontrolling owner based on their percentage of ownership interest.

Marketing and Distribution
Net sales in our Marketing and Distribution segment increased $64.7 million or 25% in the three months ended July 31, 2024 compared to the same period last year, driven by avocado pricing increases as described above.
Segment adjusted EBITDA increased $10.7 million or 66% in the three months ended July 31, 2024 compared to the same period last year primarily due to improved per-unit gross margin on avocados sold.
Net sales in our Marketing and Distribution segment increased $179.3 million or 27% in the nine months ended July 31, 2024 compared to the same period last year, driven by avocado pricing and mango pricing and volume increases as described above.
Segment adjusted EBITDA increased $30.2 million or 103% in the nine months ended July 31, 2024 compared to the same period last year primarily due to improved per-unit gross margin on avocados sold.
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
Total segment sales in our International Farming segment decreased $10.8 million or 28% in the three months ended July 31, 2024, compared to the same period last year primarily due to lower volumes of owned avocados sold partially offset by higher average sales prices. The volume and pricing dynamics were directly impacted by the reduced 2024 harvest yields in Peru resulting from warmer temperatures correlated with El Niño conditions during crop development.
Segment adjusted EBITDA decreased $0.3 million or 6% in the three months ended July 31, 2024, compared to the same period last year, as the adverse impact of lower harvest yields on fixed cost absorption was largely offset by higher sales prices and cost savings measures.
Total segment sales in our International Farming segment decreased $15.3 million or 31% in the nine months ended July 31, 2024, compared to the same period last year primarily due to the same drivers noted for our fiscal third quarter.
Segment adjusted EBITDA decreased by $0.1 million or 5% in the nine months ended July 31, 2024, compared to the same period last year, as the adverse impact of lower harvest yields on fixed cost absorption was largely offset by higher sales prices and cost savings measures in our avocado and mango farms, packing operations, and SG&A in Peru.
Blueberries
Sales in our Blueberries segment have been concentrated in the first and fourth quarters of our fiscal year in alignment with the Peruvian blueberry harvest season, which typically runs from July through February.
Net sales in our Blueberries segment were $1.6 million in the three months ended July 31, 2024 compared to $1.4 million for the same period last year.
Segment adjusted EBITDA was $0.1 million for the three months ended July 31, 2024 compared to $0.2 million for the same period last year.
Net sales in our Blueberries segment increased $11.2 million or 34% in the nine months ended July 31, 2024 compared to the same period last year, primarily due to a 66% increase in average per-unit sales price, partially offset by a 19% decrease in volume sold. Blueberry pricing in the first quarter of 2024 was favorably impacted by industry supply constraints during the Peru harvest season.
Segment adjusted EBITDA was $9.5 million for the nine months ended July 31, 2024 compared to $(0.2) million in the same period last year. The improvement was primarily due to gross margin improvement driven by elevated sales pricing.

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

	Nine Months Ended July 31,
(In millions)	2024	2023
Net income (loss)	$21.1	$(9.1)
Depreciation and amortization	27.5	22.8
Equity method income	(2.6)	(3.2)
Noncash lease expense	4.6	4.4
Stock-based compensation	4.5	3.2
Dividends received from equity method investees	3.2	2.7
Deferred income taxes	(1.3)	(1.2)
Losses on asset impairment, disposals and sales, net of insurance recoveries	3.8	1.2
Unrealized (gain) loss on foreign currency transactions	(0.6)	2.9
Other	0.2	0.2
Changes in working capital	(5.0)	(31.2)
Net cash provided by (used in) operating activities	$55.4	$(7.3)
Net cash provided by operating activities was $55.4 million for the nine months ended July 31, 2024, compared to cash used of $7.3 million in the same period last year, driven by improved operating performance and working capital management. Improvement in working capital was largely driven by favorable changes in grower payables during the third quarter of 2024 resulting from a heavier concentration of fruit sourced from California growers, which generally have longer payment terms than Mexican growers. To a lesser extent, net change in accounts payable and accrued expenses and other long-term liabilities was favorable, though largely offset by the unfavorable changes in accounts receivable correlated with higher avocado pricing as previously discussed.
Investing activities

	Nine Months Ended July 31,
(In millions)	2024	2023
Purchases of property, plant and equipment	$(25.3)	$(47.0)
Proceeds from sale of property, plant and equipment	0.1	0.1
Investment in equity method investees	(0.6)	(1.4)
Purchase of other investment	—	(2.3)
Other	(0.2)	(0.1)
Net cash used in investing activities	$(26.0)	$(50.7)

Property, plant and equipment

	Nine Months Ended July 31,
(In millions)	2024	2023
Purchases of property, plant and equipment by segment:
Marketing and Distribution	$6.7	$9.5
International Farming	12.9	26.4
Blueberries	5.7	11.1
Total purchases of property, plant and equipment	$25.3	$47.0
In the nine months ended July 31, 2024 and 2023, capital expenditures were comprised primarily of avocado orchard development, pre-production orchard maintenance and land improvements in Guatemala; pre-production avocado orchard maintenance, blueberry land development and plant cultivation and blueberry cooling facility construction costs in Peru; and distribution facility construction costs in the UK. During the nine months ended July 31, 2024, our International Farming segment also began construction of a packhouse in Guatemala.
Other investing activities
From time to time, we may make capital contributions or loans to equity method investees to support capital expansion or working capital needs. Capital contributions made in the nine months ended July 31, 2024 and 2023 were to Mr. Avocado.
In the nine months ended July 31, 2023, we acquired a 5.1% interest in shares of common stock of a private entity in South Africa that is focused on avocado orchard development.
Financing activities

	Nine Months Ended July 31,
(In millions)	2024	2023
Borrowings on revolving credit facility	$40.0	$145.0
Payments on revolving credit facility	(55.0)	(115.0)
Proceeds from short-term borrowings	3.0	2.8
Repayment of short-term borrowings	(2.8)	(2.5)
Principal payments on long-term debt obligations	(2.7)	(2.7)
Principal payments on finance lease obligations	(1.6)	(2.4)
Proceeds from loan from noncontrolling interest holder	—	2.0
Principal payments on loans due to noncontrolling interest holder	(0.5)	—
Payments for long-term supplier financing	(0.5)	—
Payments to noncontrolling interest holder for long-term supply financing	(2.0)	—
Payments of minimum withholding taxes on net share settlement of equity awards	(0.8)	(0.4)
Exercise of stock options	—	0.1
Equity contributions from noncontrolling interest holders	—	2.2
Net cash (used in) provided by financing activities	$(22.9)	$29.1
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
Capital resources

(In millions)	July 31, 2024	October 31, 2023
Cash and cash equivalents	$49.5	$42.9
Working capital(1)	137.2	122.6
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
As of July 31, 2024, we were required to comply with the following financial covenants: (a) a quarterly consolidated leverage ratio of not more than 3.5 to 1.00 and (b) a quarterly consolidated fixed charge coverage ratio of not less than 1.25 to 1.00. As of July 31, 2024, our consolidated leverage ratio was 1.25 to 1.00 and our consolidated fixed charge coverage ratio was 2.26 to 1.00 and we were in compliance with all such covenants of the credit facility.
Material cash requirements
Capital expenditures
We have various capital projects in progress for farming expansion and facility improvements which we intend to fund through our operating cash flow as well as cash and cash equivalents on hand. For fiscal 2024, we expect capital expenditures to be between $40 million to $45 million.
Moruga Blueberry Project
In fiscal year 2023, Moruga commenced a long-term project to farm approximately 1,500 additional acres of blueberries in the Olmos region of Peru. The project is funded by cash flow generated by Moruga and supplemented by pro-rata shareholder contributions based on each shareholders’ respective ownership interest. As of July 31, 2024, the estimated remaining capital expenditures related to the project were approximately $35 million.
Leases
We are party to various leases, the most material of which are for facilities and land. Our undiscounted cash liabilities were approximately $176.9 million as of July 31, 2024, of which, approximately $107.6 million was for long-term land leases in our International Farming and Blueberries segments.
Long-term debt
As of July 31, 2024, remaining maturities on our term loans and notes were $134.7 million. See Note 6 to the consolidated financial statements for more information.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended July 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
The following updates the matter discussed in “Part I, Item 3. Legal Proceedings” in our Annual Report on Form 10-K for the year ended October 31, 2023:
On April 23, 2020, former Mission Produce, Inc. employees filed a class action lawsuit in the Superior Court of the State of California for the County of Los Angeles against us alleging violation of certain wage and labor laws in California, including failure to pay all overtime wages, minimum wage violations, and meal and rest period violations, among others. Additionally, on June 10, 2020, former Mission Produce, Inc. employees filed a class action lawsuit in the Superior Court of the State of California for the County of Ventura against us alleging similar violations of certain wage and labor laws. The plaintiffs in both cases seek damages primarily consisting of class certification and payment of wages earned and owed, plus other consequential and special damages. While the Company believes that it did not violate any wage or labor laws, in May 2021, the plaintiffs in both class action lawsuits and the Company agreed to settle the class action cases. Per the terms of the settlement agreement between the parties, the total amount of the settlement is $1.5 million. The Court granted Final Approval of the Class Action Settlement on June 10, 2024. Payment was sent to the Settlement Administrator on June 26, 2024, to be distributed directly to the class members. Once all settlement checks have been distributed and cashed or returned pursuant to the terms of the Settlement Agreement, the action will be dismissed with prejudice. This is expected to occur toward the end of 2024.
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
No repurchases were made by us or our “affiliated purchasers” (as defined in Rule 10b-18(a)(3) of the Exchange Act) of registered equity securities during the third quarter of 2024. As of July 31, 2024, the approximate dollar value of shares that may yet be purchased as part of our stock repurchase program was $19.4 million.
Item 3.        Defaults Upon Senior Securities
None.
Item 4.        Mine Safety Disclosures
None.
Item 5.        Other Information
None.

Item 6.        Exhibits
The documents set forth are filed herewith or incorporated herein by reference.
INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Date	Number	Filed Herewith
3.1#	Amended and Restated Certificate of Incorporation	8-K	10/7/2020	3.2
3.2#	Amendment to Amended and Restated Certificate of Incorporation	10-Q	6/8/2024	3.2
3.3#	Amended and Restated Bylaws	8-K	10/7/2020	3.2
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101
The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended July 31, 2024 formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income (Loss), (iii) Condensed Consolidated Statements of Income (Loss) (iv) Condensed Consolidated Statements of Changes in Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.
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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 9, 2024.

MISSION PRODUCE, INC.

/s/ Stephen J. Barnard
Stephen J. Barnard
Chief Executive Officer

/s/ Bryan E. Giles
Bryan E. Giles
Chief Financial Officer