Form 10-K
period 2024-10-31
Mission Produce, Inc.
filed 2024-12-19
CIK 1802974

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________
FORM 10-K
_____________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes  ☒ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
As of April 30, 2024, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $512 million, based on the closing price of the registrant’s common stock on the Nasdaq Global Select Market on April 30, 2024 of $11.35 per share.
As of December 2, 2024, the registrant had 70,914,767 shares of common stock at $0.001 par value outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Certain sections of the registrant’s definitive proxy statement for the 2025 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K are incorporated by reference into Part III of this Form 10-K.

MISSION PRODUCE, INC.
TABLE OF CONTENTS

FORM 10-K
FISCAL YEAR 2024

FORWARD LOOKING STATEMENTS
This annual report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws, including the Private Securities Litigation Reform Act of 1995, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may”, “will”, “should”, “expects”, “plans”, “anticipates”, “could”, “intends”, “target”, “projects”, “contemplates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. We believe that these factors include, but are not limited to, the following:
•Risks related to our business, including: reliance on primarily one main product; limitations regarding the supply of fruit, either through purchasing or growing; fluctuations in the market price of fruit; increasing competition; risks associated with doing business internationally, including Mexican and Peruvian economic, political and/or societal conditions; inflationary pressures; establishment of sales channels and geographic markets; loss of one or more of our largest customers; general economic conditions or downturns; supply chain failures or disruptions; disruption to the supply of reliable and cost-effective transportation; failure to recruit or retain employees, poor employee relations, and/or ineffective organizational structure; inherent farming risks, including climate change; seasonality in operating results; failures associated with information technology infrastructure, system security and cyber risks; new and changing privacy laws and our compliance with such laws; food safety events and recalls; failure to comply with laws and regulations; changes to trade policy and/or export/import laws and regulations; risks from business acquisitions, if any; lack of or failure of infrastructure; material litigation or governmental inquiries/actions; failure to maintain or protect our brand; changes in tax rates or international tax legislation; risks associated with global conflicts; and inability to accurately forecast future performance.
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

PART I
Item 1.         Business
Overview
Mission Produce, Inc. together with its consolidated subsidiaries (“Mission Produce” or the “Company,” “Registrant,” or “Issuer,” and generally referred to as “we” or “us”), is a global leader in the avocado industry. The Company’s expertise lies in the farming, packaging, marketing and distribution of avocados to food retailers, distributors and produce wholesalers worldwide. The Company procures avocados principally from California, Mexico and Peru. Through our various operating facilities, we grow, sort, pack, bag and ripen avocados and a small amount of other fruits for distribution to domestic and international markets. We report our results of operations in three operating segments which are also reportable segments:
•Marketing & Distribution sources fruit from growers and then distributes fruit through our global distribution network;
•International Farming owns and operates orchards from which the vast majority of fruit produced is sold to our Marketing & Distribution segment. The segment’s farming activities range from cultivating early-stage plantings to harvesting from mature trees. It also earns service revenues for packing and processing fruit for both our Blueberries segment, as well as for third-party producers of other crops. Operations are principally located in Peru, with smaller operations emerging in other areas of Latin America.
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
As of October 31, 2024, our approximate international avocado planted acreage, by age and rounded to the nearest hundred, was as follows:

	Avocado Acreage by Age
Country	0-3 years	4-6 years	>7 years	Total
Peru	500	2,700	6,400	9,600
Guatemala	1,600	200	—	1,800
Colombia(1)	900	1,100	—	2,000
Total	3,000	4,000	6,400	13,400
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
People
As of October 31, 2024, we had approximately 3,100 employees located worldwide, of which, 1,500 were located in Peru, 700 were located in Mexico, 500 were located in the U.S., and 400 were located in other regions such as Guatemala, the U.K., Europe and Canada. Our headcount in Peru is inclusive of our Moruga blueberry operation. Due to the cyclical nature of avocado production, we also hire temporary and seasonal workers on our farms in Peru and packing houses in the U.S. and Mexico to meet our needs.
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
As an agricultural producer and marketer of consumable products, our operations are subject to extensive regulation by various federal government agencies, including the FDA, the USDA and the Federal Trade Commission (“FTC”), as well as state and local agencies, with respect to product attributes, packing, labeling, storage and distribution. Under various statutes and regulations, these agencies prescribe requirements and establish standards for safety, purity and labeling. In addition, advertising of our products is subject to regulation by the FTC, and our operations are subject to health and safety regulations, including those issued under the Occupational Safety and Health Act (“OSHA”). Our packing facilities and products are subject to periodic inspection by federal, state and local authorities, including FDA review of our compliance with the Food Safety Modernization Act ("FSMA") at all of our U.S. facilities. In addition, our operations in Mexico are subject to Mexican regulations, our operations in Peru are subject to Peruvian regulations, our operations in Europe and the U.K. are subject to applicable regulations for those regions, and our Guatemalan operations are subject to applicable Guatemalan regulations.
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
Risks Related to Our Business
Reliance on primarily one main product subjects us to a concentrated set of risks for which there is limited ability to mitigate.
The impact of certain of the risks related to our business described herein may be exacerbated by the fact that we grow, market, and distribute, as applicable, one main product—avocados. Risks relating to the supply of fruit, pricing of fruit, competition, sales channel development, customer concentration, regulatory and governmental policy decisions and/or changes, including tariffs and other trade-related actions, and other of the risks related to our business may be further concentrated if it materially impacts our ability to farm, market, and distribute our main product effectively and could negatively impact our business, operations, and financial condition.
Our ability to generate revenues is limited by the supply of fruit and our ability to purchase or grow additional fruit.
Our ability to distribute fruit is limited by our ability to acquire supply from third-party growers and to produce fruit on our own farms. With a limited number of trees on our farms and on the farms from which we purchase, our ability to obtain supply from third parties and adapt to any changes in demand of our product is constrained. If we are unable to purchase sufficient volumes from third-party growers at acceptable prices or demand for our products were to increase in the future, we would need access to additional fruit from third-party suppliers or additional capacity and production from our owned farms. This may expose us to increases in short-term costs and additional production exposes us to additional long-term operating costs. If supply decreases dramatically, whether as a result of climate change, labor matters, regulatory or legal actions, or other problems, prices have and could dramatically increase and we may not be able to purchase sufficient fruit at acceptable prices. The impact of the limited supply and increased prices could decrease our revenues or increase our costs of goods sold, which would harm our business and financial results.
Our profitability is sensitive to fluctuations in market prices of our products which we do not control.
The pricing of fruit we purchase for distribution depends on supply, and excess supply or constrained supply can lead to price fluctuations and competitive pricing pressure. Growing conditions, harvest and fruit size and quality, regulatory or legal actions impacting available supply, and other factors endemic to farming and agriculture can significantly affect market prices and impact supply, size, and quality of product.
Pricing also depends on quality. Fresh produce is highly perishable and generally must be brought to market and sold soon after harvest. The selling price received depends on the availability and quality offered by us to customers and what comparable offerings are available in the market generally.
Pricing also depends on demand, including demand for particular products, sizes, and quality, and consumer preferences for particular food products are subject to fluctuations over time. Shifts in consumer preferences that impact demand at any given time can result from a number of factors, including dietary trends, price, attention to particular nutritional aspects, concerns regarding the health effects of particular products, attention given to product sourcing practices, economic factors, sustainability and ethical issues associated with supply chain practices, and general public perception of food safety risks. Consumer demand for our products also may be impacted by any public commentary that consumers may make regarding our products, as well as by changes in the level of advertising or promotional support that we employ or that are employed by relevant industry groups or third parties. If consumer preferences trend negatively with respect to our products, our sales volumes may decline as a result.
We are subject to increasing competition that may adversely affect our operating results.
The market for our products is highly competitive. Competition for the purchase of our products from suppliers and the sale of our products to our customers primarily comes from other marketers and distributors. If we are unable to consistently pay growers a competitive price for their fruit, these growers may choose to have their fruit marketed by alternative distributors. If we are unable to offer attractive prices or consistent supply of desired size and quality of fruit to retail, foodservice, wholesale, and other customers, they may choose to purchase from other companies. Such competition may adversely affect our volumes and prices, which would harm our business and results of operations.

We are subject to the risks of doing business internationally and our current international operations are subject to a number of inherent risks.
We conduct a substantial amount of business internationally, including: doing business with growers and customers who are located outside the United States; purchasing fruit from growers and packers in Mexico and other countries; owning or leasing thousands of acres of farms in other countries, operating sales, packing and/or distribution facilities in Peru, Mexico, and other international regions, having foreign joint ventures such as in Colombia, China, and South Africa, and selling products to foreign customers. We also continually explore sourcing, distribution and sales opportunities in additional countries. Conducting business internationally has exposed, and continues to expose, us to a variety of risks, including:
• Changes in legal or regulatory requirements affecting foreign investment, taxes, labor, imports and exports or changes in or interpretations of foreign regulations that may adversely affect our ability to sell our products, repatriate profits to the United States or operate our foreign-located facilities;
• adverse regulatory or governmental actions and interpretations that can be costly to challenge and even if/when challenged, may result in operational or business-related changes or have a negative operational or financial impact;
• failure to comply with restrictions on the ability of companies to do business in foreign countries;
• restrictive U.S. and foreign governmental actions, such as restrictions on transfers of funds and trade protection measures, including import/export duties and quotas and customs duties and tariffs, or unexpected changes in tariffs, trade barriers and regulatory requirements;
• compliance with a myriad of laws and legal regimes, including tax, employment, immigration and labor laws;
• negotiation and implementation of free trade agreements between the United States and other countries, particularly in Mexico which can reduce or increase barriers to international trade and thus affect the cost of conducting business internationally, including the cost of purchasing avocados;
• multiple, conflicting and changing laws and regulations such as tariffs and tax laws, export and import restrictions, employment laws, regulatory requirements and other governmental approvals, permits and licenses;
• potential failure by us or third parties we rely on to obtain and/or maintain regulatory approvals for the sale or use of our products in various countries;
• difficulties in managing global operations;
• logistics and regulations associated with shipping products, including infrastructure conditions and transportation delays;
• financial risks, such as longer payment cycles, difficulty enforcing contracts and collecting accounts receivable, and exposure to currency exchange rate fluctuations;
• reduced protection for intellectual property rights, or lack of them in certain jurisdictions;
• economic weakness or instability, economic recessions, political and economic instability, including corruption, wars and regional or global conflicts, terrorism and political unrest, outbreak of disease, boycotts, curtailment of trade and other business restrictions;
• failure to comply with the Foreign Corrupt Practices Act, or other similar laws, including its books and records provisions and its anti-bribery provisions, by maintaining accurate information and control over sales activities and distributors’ activities;
• taxes, including withholding of payroll taxes;
• currency fluctuations, which could result in increased operating expenses and reduced revenue, and other obligations incident to doing business in another country;
• workforce uncertainty in countries where labor unrest is more common than in the United States;
• production shortages or disruptions in supply, labor, transportation and trading; and
• business and shipping interruptions resulting from pandemics and natural or other disasters including earthquakes, volcanic activity, hurricanes, floods and fires.
We have encountered many of these risks, which have affected our international expansion and operations and, consequently, could have an adverse effect on our financial condition, results of operations and cash flows.

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

The cost of paper is also significant to us because most of our products are packed in cardboard boxes. As the price of paper increases, our operating income will decrease if we are not able to effectively pass these price increases to our customers.
We may not have sufficient and established sales channels and geographic markets for growing industry and owned supply or to meet our growth goals.
We may fail to develop an effective customer strategy for our existing customers, or we may fail to establish and grow emerging markets and geographic channels, which may result in reduced profitability and negatively impact financial results.
We may not have sufficient and established sales channels and markets for growing industry and owned farm supply. As a result, we may sell fruit in less favorable markets at reduced profitability and/or dispose of the fruit at a loss. Lack of a holistic customer strategy and prioritization of customers for fulfillment during shortages or at sub optimal pricing may negatively impact financial results and cause operational challenges.
The loss of one or more of our largest customers, or a reduction in the level of purchases made by these customers, could negatively impact our sales and profits.
Sales to our top 10 customers amounted to approximately 69% of net sales for the year ended October 31, 2024, 65% for the year ended October 31, 2023, and 59% for the year ended October 31, 2022. We expect that a significant portion of our revenues will continue to be derived from a relatively small number of customers. We believe these customers make purchase decisions based on a combination of price, product quality, consumer demand, customer service performance, desired inventory levels and other factors that may be important to them at the time the purchase decisions are made. Changes in our customers’ strategies or purchasing patterns, including a reduction or increase in the number of suppliers from which they purchase, may adversely affect our sales. Additionally, our customers may face financial or other difficulties which may impact their operations and cause them to reduce their level of purchases from us, which could adversely affect the results of operations. Customers also may respond to any price increase that we may implement by reducing their purchases from us, resulting in reduced sales of our products. If sales of our products to one or more of our largest customers are reduced, this reduction may have a material adverse effect on our business, financial condition, and results of operations. Any bankruptcy or other business disruption involving one of our significant customers also could adversely affect our results of operations.
We are also subject to an increasing number of customer requirements, including with respect to sustainability and corporate responsibility requirements applicable to our supply chain, and other operational requests that can be challenging and costly to implement and may affect our ability to source fruit and increase costs. Failure to provide adequate resources or to adopt a customer satisfaction strategy may damage relationships with key customers or subject us to loss of customers.
Mexican economic, political and societal conditions may have an adverse impact on our business.
Mexico is the largest source of our supply of avocados, and our business is affected by developments in that country. Shipments from Mexico to the United States are dependent on the border remaining open to imports, which has closed from time to time. In addition, security institutions in Mexico are under significant stress as a result of organized crime and gang and drug-related violence, which also could affect avocado production and shipments. This situation creates potential risks that affect a large part of our sourcing in Mexico and would harm our operations if it impacts our facilities or personnel. In addition, Mexican growers strike from time to time. We cannot provide any assurance that economic conditions or political developments, including any changes to economic policies or the adoption of other reforms proposed by existing or future administrations, in or affecting Mexico will not have a material adverse effect on market conditions, our ability to source fruit effectively, or on our business, results of operations or financial condition.
We are also subject to various legal and regulatory changes impacting labor in Mexico, including related to reform bills on subcontracting matters and unionization and collective bargaining. In November 2020, the President of Mexico signed a reform bill on subcontracting matters to add and repeal various articles of Mexico’s Federal Labor Law, Social Security Law, Law of the National Workers’ Housing Fund Institute, Federal Fiscal Code, Income Tax Law, the Value Added Tax Law, and other laws and regulations. This Reform on Outsourcing bill was later approved and published in the Official Gazette of the Federation in April 2021. The bill, amongst other things, prohibits the subcontracting of personnel unless the subcontracted personnel provides services or executes specialized works that are not part of the corporate purpose of economic activity of the beneficiary of the services. In November 2022, the Secretary of Labor and Social Welfare set forth the criteria for subcontracting inspections and noted that cutting, harvesting or picking would be considered the predominant economic activity of companies who are engaged in the cultivation, packing, distribution, and export of fruit. Under this interpretation, we may be required to directly employ the avocado harvesting and picking crews in Mexico and may no longer be able to subcontract such personnel. We are analyzing the impact of this on our business and contemplating all avenues available to us to challenge and/or comply with both the bill and the criteria released in November 2022 for inspections. We have challenged the legality of the criteria before the Tax Court which has granted a favorable suspension of enforcement. Such suspension was appealed by the defendant authorities, and the Tax Court has ruled in favor of the Company and confirmed the definitive suspension granted to the Company. The Tax Court has also ruled that the ban on subcontracting of cutters, pickers, and harvesters is illegal and does not apply to the Company. An appeal has been made by the defendant authorities challenging the favorable rulings and such appeal is pending before the applicable courts. We may not prevail on the appeal, and/or we have and may challenge the applicability and interpretation or enforcement of such laws or positions against our subsidiary or operations in Mexico. If we are unsuccessful in our challenges, if any, or if we fail to comply with these regulations, we could be subject to fines, penalties, unfavorable tax and other positions, and/or we may have to make required operational changes. We may not have the infrastructure in place to make such changes in the time period required. This and other impacts from this bill could have a material impact on our operations, business, financial performance, and profitability.
Peruvian economic and political conditions may have an adverse impact on our business.
A significant part of our farming operations is conducted in Peru. Accordingly, our business, financial condition or results of operations are affected by changes in economic or other policies of the Peruvian government or other political, regulatory or economic developments in the country. During the past several decades, Peru has had a succession of regimes with differing policies and programs. Past governments have frequently intervened in the nation’s economy and social structure, and they and businesses associated with them also faced money laundering and corruption issues. Among other actions, past governments have imposed controls on prices, exchange rates and local and foreign investments, as well as limitations on imports, have restricted the ability of companies to dismiss employees and have prohibited the remittance of profits to foreign investors.
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
An overall decline in economic activity could adversely impact our business and financial results. Economic uncertainty, recessions, or inflationary pressures may reduce consumer spending and/or demand for our products as consumers make decisions on what to include in their food budgets. This could be caused by a number of reasons, including political unrest, wars or other conflicts, health pandemics or other matters beyond our control. This could also result in a shift in consumer preference and demand away from our products. Shifts in consumer spending could result in increased pressure from competitors or customers that may require us to increase promotional spending or reduce the prices of some of our products and/or limit our ability to increase or maintain prices, which could lower our revenue and profitability. Instability in financial markets may impact our ability, or increase the cost, to enter into new credit agreements in the future. Additionally, it may weaken the ability of our customers, suppliers, third-party distributors, banks, insurance companies and other business partners to perform their obligations in the normal course of business, which could expose us to losses or disrupt the supply of inputs we rely upon to conduct our business. If one or more of our key business partners fail to perform as expected or contracted for any reason, our business could be negatively impacted.
Failure to optimize our supply chain or disruption of our supply chain could have an adverse effect on our business, financial condition and results of operations.
Our ability to source, produce, distribute, and sell products in coordination with our suppliers is critical to our success. We depend on the effectiveness of our supply chain management to ensure a reliable and sufficient supply of quality products. Our business has been, and may continue to be, impacted by supply chain constraints. These supply chain constraints could put significant inflationary pressures or cause significant disruption in our business and operations. The Company’s business and results of operations may be adversely affected by increased costs, disruption of supply or unavailability or shortages of materials, fuel and other supplies. In addition, disruption of operations at third party service providers, suppliers, or logistics providers may impact the Company’s ability to distribute products. Actions taken to mitigate the impact of any potential disruption, including increasing inventory in anticipation of a potential production or supply interruption, may adversely affect the Company’s financial results. Additionally, labor-related challenges have caused disruptions for many of these providers and may continue to impact the Company's ability to receive inputs or distribute products. Additionally, from time to time, we experience operational difficulties with third parties, which may include increases in costs, reductions in the availability of materials or production capacity, delays in the addition of incremental capacity, failures to meet shipment or production deadlines. The inability of a third-party supplier or provider to fulfill obligations in a timely manner or in desirable quantities or to meet our safety, quality and supplier standards or regulatory requirements could have a material adverse impact on our businesses, reputation, financial condition, results of operations and cash flows.
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
We depend on our key personnel and an effective organizational structure to run our business and if we fail to attract and retain key personnel, or fail to optimize our organization structure, we may not be able to implement our business strategy or operate our business effectively.
Our success largely depends on the contributions of our management team, including Stephen Barnard, our CEO. We believe that these individuals’ expertise and knowledge about our industry and their respective fields and their relationships with other individuals in our industry are critical factors to our continued growth and success. Failure or inability of key management team members to deliver on the Company’s strategic goals, execute on action items and plans, and/or operate the business in an effective manner may have a material adverse effect on our business and financial condition. We have had departures of members of senior management and other members of senior management could depart the Company. This could have a material adverse effect on our business and prospects. Our success also depends upon our ability to adequately compensate, attract and retain qualified personnel. The operation of our facilities depends on adequate and affordable supply of labor and good labor relations with our employees. Our employees are essential to our operations and our ability to farm, package and/or deliver our products. We are subject to inflationary pressures in labor as well as a tight labor market for recruitment and retention of skilled, short- and long-term labor. If we are unable to attract and retain enough skilled personnel at a reasonable cost, our results may be negatively affected.
Growers from whom we source a significant portion of our supply from, and we ourselves as growers, are subject to the risks that are inherent in farming, including those related to climate change.
Our results of operations may be adversely affected by numerous factors over which we have little or no control and that are inherent in farming, including appropriate use of inputs and resources necessary for farming such as water, fertilizers, and pesticides, adverse weather including drought, floods, abnormally high or low temperatures or weather patterns, high winds, earthquakes and wildfires, and growing conditions, pest, and disease problems.
Government regulations regarding farming and the marketing of agricultural products or third-party advocacy groups and customers can impose additional requirements or prohibitions on farming or growing practices that impose additional costs on, or make it more difficult to conduct, our business.
In addition, the timing of harvests from global sourcing regions and the distribution, including transportation, of our products is dependent upon a number of factors, including weather, natural events, and climate change. The potential impact of climate change is uncertain and may vary by geographic region. The possible effects could include changes in rainfall patterns, water shortages, changing storm patterns and intensities, and changing temperature levels that could adversely impact our costs and business operations and the supply of our products. Our operations also rely on the availability of dependable and efficient transportation services and routes. A disruption in transportation services or routes as a result of climate change may also significantly impact our results of operations.
Legal, regulatory or other market pressures aimed at addressing climate change or other sustainability or environmental concerns could negatively affect our business operations. The increasing concern over climate change and related environmental or sustainability impacts may result in more regional, federal, foreign and/or global legal and regulatory requirements or additional market pressures aimed to reduce or mitigate the environmental impact of growing our products, including as it relates to greenhouse gases, water usage, deforestation, and other matters of concern.
Legislation and regulation requiring extensive disclosure and third-party audits of climate-related and other environmental data and the requirements that we and our suppliers must undertake to monitor our emissions and comply with reporting obligations will cause us to experience significant increases in costs and expenditure of resources. Additionally, efforts to improve energy and resource efficiency, mitigate environmental impacts from growing practices may cause significant additional costs or restrictions on our business and operations. We may not be able to pass any resulting cost increases to our customers. Furthermore, we may be required to make additional investments of capital to maintain compliance with new laws and regulations or in response to third party market pressures.
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
Our internal computer systems and those of our current and any future customers, partners, contractors, consultants, vendors and suppliers are vulnerable to damage from cyber-attacks, computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication, system, and electrical failures. Such system failures, accidents or security breaches can cause material disruption to our business operations and cause us to expend considerable resources to address such failures or breaches. Experienced computer programmers and hackers may be able to penetrate our information technology security and misappropriate or compromise our confidential information or that of third parties, create system disruptions or cause shutdowns, or develop and deploy phishing attempts, viruses, worms, and other malicious software programs that attack our programs or otherwise exploit any security vulnerabilities of our products or our people. In addition, sophisticated hardware and operating system software and applications that we produce or procure from third parties may contain defects in design or manufacture, including “bugs” and other problems that could unexpectedly interfere with the operation of the system. The costs to us to eliminate or alleviate cyber or other security problems, bugs, viruses, worms, malicious software programs and security vulnerabilities could be significant, and our efforts to address these problems may not be successful and could result in interruptions, delays, cessation of service and loss of existing or potential customers that may impede our sales, production, distribution or other critical functions.
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
We rely on third-party service providers, including software and cloud data service providers, for certain areas of our business, including sourcing/procurement, supply chain, manufacturing, distribution, information technology support services and administrative functions (such as payroll processing, health and benefit plan administration and certain finance and accounting functions). Failure by these third parties to meet their contractual, regulatory and other obligations to us, or our failure to adequately monitor their performance, could result in our inability to achieve the expected cost savings or efficiencies and result in additional costs to correct errors made by such service providers. Depending on the function involved, such errors can also lead to business disruption, systems performance degradation, processing inefficiencies or other systems disruptions, the loss of or damage to intellectual property or sensitive data through security breaches or otherwise, incorrect or adverse effects on financial reporting, litigation, claims, legal or regulatory proceedings, inquiries or investigations, fines or penalties, remediation costs, damage to our reputation or have a negative impact on employee morale, all of which can adversely affect our business.
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
The FDA establishes, and continues to modify, regulations governing the distribution of our products, such as the Food Safety Modernization Act, which implements mandatory preventive controls for food facilities and growing operations to comply with mandatory produce safety standards. The FDA final rule on Requirements for Additional Traceability Records for Certain Foods (Food Traceability Final Rule) establishes traceability recordkeeping requirements, beyond those in existing regulations, for persons who manufacture, process, pack, or hold foods included on the Food Traceability List (FTL). Complying with these rules can be costly and resource intensive and may adversely affect our business, operations, and financial condition if we are unable to implement processes to comply with these existing and future regulations or if we fail to comply with these existing and future regulations.
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
We are required to comply with health and safety laws and regulations in the United States, and in other countries where we do business and/or conduct our operations, including the UK, EU, Peru and Mexico, and are subject to periodic inspections by the relevant governmental authorities. These laws and regulations govern, among others, health and safety workplace conditions, including high risk labor and the handling, storage and disposal of chemical and other hazardous substances. Compliance with these laws and regulations and new or existing regulations that may be applicable to us in the future, restrict our operations and increase our operating costs and could adversely affect our financial results of operations and cash flows.
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
From time to time, we review acquisition and investment prospects that could complement our business. Future acquisitions by us could result in accounting charges, potentially dilutive issuances of equity securities, and increased debt and contingent liabilities, any of which could have a material adverse effect on our business and the market price of our common stock. Acquisitions entail numerous risks, including the integration of the acquired operations, diversion of management’s attention to other business concerns, risks of entering markets in which we have limited prior experience, assumption of liabilities and the potential loss of key employees of acquired organizations. We may be unable to successfully integrate businesses or the personnel of any business that might be acquired in the future, and we may fail to realize the anticipated benefits of any acquisition. Our failure to do so could have a material adverse effect on our business and on the market price of our common stock, and we may also not be able to achieve an attractive return on our investments.
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
We are involved in various legal proceedings arising in the ordinary course of business including, among other things, disputes related to employee matters such as class action lawsuits, disputes with respect to vendors or business partners and clients, as well as inquiries or investigations from governmental agencies. In addition, we are and may be subject to actions by or disputes with governmental bodies or third parties regarding our proper ownership of land and other assets which may result in loss or disposition of assets without adequate compensation and/or at our expense and/or monetary damages. Some proceedings against us involve claims that are substantial in amount and could divert management's attention from operations. These proceedings also may result in substantial monetary damages. Further, legal actions and government investigations could damage our reputation with investors and adversely affect the trading prices of our securities.
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
In addition, certain of our registered trademark applications have been opposed, and the registered or unregistered trademarks or trade names that we own or may own in the future may be challenged, infringed, declared generic, or determined to be infringing on or dilutive of other marks. We may not be able to protect our rights in these trademarks and trade names, which we need in order to build name recognition with potential customers. Moreover, third parties have and others may file for registration of trademarks similar or identical to our trademarks; if they succeed in registering or developing common law rights in such trademarks, and if we are not successful in challenging such third-party rights, we may not be able to use these trademarks to develop brand recognition of our technologies and products. Furthermore, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of our registered or unregistered trademarks or trade names. If we are unable to establish name recognition based on our trademarks and trade names, we may not be able to compete effectively, which could have a material adverse effect on our business, financial condition, and results of operations.

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
We are subject to value-added taxes (VAT) in various foreign jurisdictions, including Mexico. Where we are entitled to a refund of the VAT we have paid, we are required to make a claim for a refund from the government authorities. Government authorities in Mexico have and could continue to reject our VAT refund requests on certain of our outsourced picking services related to harvesting fruit in Mexico. Although we believe the amounts we have claimed are fully realizable, continued government actions in Mexico could further delay the receipt of our refunds, cause us to settle for a lesser amount, or result in inability to capture the refunds both historically and in the future. This could adversely impact our future cash flows and/or pretax earnings.
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
Our executive officers and directors, in the aggregate, own approximately 34% of our outstanding common stock as of October 31, 2024. Furthermore, many of our current directors were appointed by our principal stockholders. As a result, such persons or their appointees to our Board of Directors, acting together, have the ability to control or significantly influence all matters submitted to our Board of Directors or stockholders for approval, including the appointment of our management, the election and removal of directors and approval of any significant transaction, as well as our management and business affairs. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation, takeover or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other stockholders.
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

Item 1B.    Unresolved Staff Comments
None.

Item 1C.        Cybersecurity and Information Technology
Our Board of Directors considers cybersecurity risk to be an important potential risk to our business. The Board of Directors has delegated to the Audit Committee oversight of cybersecurity and other information technology risks affecting the Company. The Audit Committee periodically evaluates our cybersecurity strategy to ensure its effectiveness. Management provides regular reports to the Audit Committee and the Board of Directors regarding cybersecurity and other information technology risks.
Our Chief Information Officer oversees our information security program. His teams are responsible for leading enterprise-wide cyber resilience strategy, policy, standards, architecture, and processes. We devote significant resources to protecting and continuing to improve the security of our computer systems, software, networks, and other technology assets. Our security efforts are designed to preserve the confidentiality, integrity, and continued availability of all information owned by, or in the care of, the Company and protect against, among other things, cybersecurity attacks by unauthorized parties attempting to obtain access to confidential information, destroy data, disrupt, or degrade service, sabotage systems, or cause other damage. Our information security program is integrated into our overall enterprise risk management program and shares common reporting channels and governance processes that apply to other legal, compliance, strategic, operational, and financial risk areas.
We identify and address information security risks by employing a defense-in-depth methodology that provides multiple, redundant defensive measures and prescribes actions to take in case a security control fails or a vulnerability is exploited. We leverage internal resources, along with strategic external partnerships, to mitigate cybersecurity threats to the Company. We have partnerships for Security Operations Center (SOC) services and various third-party assessments. We deploy both commercially available solutions and proprietary systems to manage threats to our information technology environment actively.
Certain of our information technology applications are externally audited as part of our Sarbanes-Oxley audit program and our controls include information security standards. We design and assess our information security program based on the National Institute of Standards and Technology Cyber Security Framework (NIST CSF). This does not imply that we meet any particular technical standards, specifications, or requirements, only that we use the NIST CSF as a guide to help us identify, assess, and manage cybersecurity risks relevant to our business. We regularly engage appropriate external resources regarding emerging threats to navigate the diverse cybersecurity landscape.
In addition to ensuring adequate safeguards are in place to minimize the chance of a successful cyber-attack, the Company has established well-defined response procedures to effectively address cyber events that may occur despite these robust safeguards. These response procedures are designed to identify, analyze, contain, and remediate such cyber incidents to ensure a timely, consistent, and compliant response to actual or attempted data incidents impacting the Company. The Company devotes appropriate resources and enlists partners to adapt to the evolving threat landscape.
The Company takes data protection seriously and ensures employees understand their role in keeping the Company safe from cyber-attacks. We employ a robust information security and training program for our employees, including mandatory computer-based training, regular internal communications, and ongoing end-user testing to measure the effectiveness of our information security program. As part of this commitment, we require our employees to complete a Cybersecurity Awareness eCourse and acknowledge our Information Security policies. In addition, we have an established schedule and process for regular phishing awareness campaigns that are designed to emulate real-world contemporary threats and provide immediate feedback (and, if necessary, additional training or remedial action) to employees.
We have experienced no material information security breaches in the last three years. As such, we have not spent any material amount of capital on addressing information security breaches in the last three years, nor have we incurred any material expenses from penalties and settlements related to a material breach during this same time. We also carry third-party cybersecurity insurance.

Item 2.        Properties
Our principal operating, distribution and packing facilities as of October 31, 2024 were as follows:

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
We own and lease approximately 16,200 of plantable acres of agricultural land under our farming operations. Our principal farming properties as of October 31, 2024 were as follows:

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
On April 23, 2020, former Mission Produce, Inc. employees filed a class action lawsuit in the Superior Court of the State of California for the County of Los Angeles against us alleging violation of certain wage and labor laws in California, including failure to pay all overtime wages, minimum wage violations, and meal and rest period violations, among others. Additionally, on June 10, 2020, former Mission Produce, Inc. employees filed a class action lawsuit in the Superior Court of the State of California for the County of Ventura against us alleging similar violations of certain wage and labor laws. The plaintiffs in both cases seek damages primarily consisting of class certification and payment of wages earned and owed, plus other consequential and special damages. While the Company believes that it did not violate any wage or labor laws, in May 2021, the plaintiffs in both class action lawsuits and the Company agreed to settle the class action cases. Per the terms of the settlement agreement between the parties, the total amount of the settlement is $1.5 million. The Court granted Final Approval of the Class Action Settlement on June 10, 2024. Payment was sent to the Settlement Administrator on June 26, 2024, to be distributed directly to the class members. Once all settlement checks have been distributed and cashed or returned pursuant to the terms of the Settlement Agreement, the action will be dismissed with prejudice. The Court has set a deadline of June 2025 for Plaintiff to file a declaration from the settlement administrator regarding disbursal of funds.

On October 21, 2024, a former temporary worker placed at the Company’s California packinghouse by a labor contractor utilized by the Company, filed a class action lawsuit in the Superior Court of the State of California for the County of Ventura County against us alleging violations of certain wage and hour laws. The plaintiff seeks damages primarily consisting of class certification, payment of wages earned and owed, liquidated damages, penalties and fees, and injunctive relief. The Company is vigorously defending against the claims. At this time, it is too soon to determine the outcome of the litigation. As a result, the Company has not accrued for any loss contingencies related to these claims because the amount and range of loss, if any, cannot currently be reasonably estimated.
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
Holders of Common Stock
We had 18 shareholders of record of our common stock as of December 2, 2024. This number was derived from our shareholder records and does not include holders of our common stock whose shares are held in the name of various dealers, clearing agencies, banks, brokers and other fiduciaries.
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
Comparative Stock Performance Graph
The following performance graph shows a comparison from October 1, 2020 (the date our common stock commenced trading on the Nasdaq Global Select Market) through October 31, 2024, of the cumulative total return for our common stock, the Nasdaq Composite Index (the annual reports for fiscal years 2021 and 2022 incorrectly labeled the name of the index as Nasdaq Composite Total Return Index) and the Nasdaq US Smart Food & Beverage Total Return Index. The graph assumes $100 was invested on October 1, 2020 in Mission Produce common stock, or the respective indices, including reinvestment of dividends, with the associated plots indicating the relative performance as of the last day of trading prior to the fiscal year end date.

	October 1, 2020	October 29, 2021	October 31, 2022	October 31, 2023	October 31, 2024
Mission Produce, Inc.	100.0	137.6	120.6	68.2	85.5
Nasdaq Composite Index(1)	100.0	136.8	97.0	113.5	159.8
Nasdaq US Smart Food & Beverage Total Return Index	100.0	121.2	135.1	116.0	129.2
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
No repurchases were made by us or our “affiliated purchasers” (as defined in Rule 10b-18(a)(3) of the Exchange Act) of registered equity securities during the fourth quarter of 2024. As of October 31, 2024, the approximate dollar value of shares that may yet be purchased as part of our stock repurchase program was $19.4 million.

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
Reportable segments
We have three operating segments which are also reportable segments. Our reportable segments are presented based on how information is used by our CEO, who is the chief operating decision maker, to measure performance and allocate resources. After the consolidation of Moruga on May 1, 2022, the information used by the CEO was expanded to include the results of Moruga, and as such, we determined our reportable segments to be:
•Marketing & Distribution. Our Marketing & Distribution reportable segment sources fruit from growers and then distributes the fruit through our global distribution network.
•International Farming. International Farming owns and operates orchards from which the vast majority of fruit produced is sold to our Marketing & Distribution segment. The segment’s farming activities range from cultivating early-stage plantings to harvesting from mature trees. It also earns service revenues for packing and processing fruit for both our Blueberries segment, as well as for third-party producers of other crops. Operations are principally located in Peru, with smaller operations emerging in other areas of Latin America.
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
Supply chain optimization
In November 2024, the Company announced plans to close its Canadian distribution centers within its Marketing & Distribution segment. Operations at these distribution centers will continue until their planned closure during the first quarter of fiscal 2025. Distribution volume from these facilities will be absorbed by our other distribution centers or third-party service providers, which is expected to generate net cost savings on an ongoing basis. In connection with the closure, we expect to recognize approximately $1.3 million of accelerated depreciation of property, plant and equipment and $0.4 million of accelerated lease expense during the first quarter of 2025. Severance costs are expected to be immaterial.
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

	Years ended October 31,
	2024		2023		2022
(In millions, except percentages)	Dollar	%	Dollar	%	Dollar	%
Net sales	$1,234.7	100.0%	$953.9	100.0%	$1,045.9	100.0%
Cost of sales	1,082.2	87.6%	870.6	91.3%	956.1	91.4%
Gross profit	152.5	12.4%	83.3	8.7%	89.8	8.6%
Selling, general and administrative expenses	86.8	7.0%	76.4	8.0%	77.5	7.4%
Goodwill impairment	—	—%	—	—%	49.5	4.7%
Operating income (loss)	65.7	5.3%	6.9	0.7%	(37.2)	(3.6)%
Interest expense	(12.6)	(1.0)%	(11.6)	(1.2)%	(5.5)	(0.5)%
Equity method income	3.7	0.3%	4.0	0.4%	5.1	0.5%
Remeasurement gain on acquisition of equity method investee	—	—%	—	—%	2.0	0.2%
Other income (expense), net	3.6	0.3%	(0.2)	—%	4.4	0.4%
Income (loss) before income taxes	60.4	4.9%	(0.9)	(0.1)%	(31.2)	(3.0)%
Provision for income taxes	18.6	1.5%	2.2	0.2%	3.7	0.4%
Net income (loss)	41.8	3.4%	(3.1)	(0.3)%	(34.9)	(3.3)%
Net income (loss) attributable to noncontrolling interest	5.1	0.4%	(0.3)	—%	(0.3)	—%
Net income (loss) attributable to Mission Produce	$36.7	3.0%	$(2.8)	(0.3)%	$(34.6)	(3.3)%
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

	Years ended October 31,
(In millions)	2024	2023	2022
Net sales:
Marketing & Distribution	$1,152.6	$889.9	$1,016.1
International Farming	6.4	11.6	19.1
Blueberries	75.7	52.4	10.7
Total net sales	$1,234.7	$953.9	$1,045.9
Net sales increased $280.8 million or 29% in fiscal year 2024 compared to the previous year, primarily driven by our Marketing & Distribution segment, where average per-unit avocado sales prices increased 30% and avocado volume sold was relatively flat. Blueberry revenue increased $23.3 million or 44%, due primarily to a 37% increase in average per-unit sales price, which was favorably impacted by industry supply constraints during the Peru harvest season.
Net sales decreased $92.0 million or 9% in fiscal year 2023 compared to the previous year, primarily due to a 24.0% decrease in average per-unit avocado sales prices, partially offset by increases in avocado volume sold of 12.0%. Price decreases and higher avocado volume sold were driven by higher industry supply out of Mexico in 2023 as compared to limited supply out of

Mexico in the previous year. Net sales were favorably affected by the full-year impact of consolidating revenue from our Blueberries segment.
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

	Years ended October 31,
	2024	2023	2022
Gross profit (in millions)	$152.5	$83.3	$89.8
Gross profit as a percentage of net sales	12.4%	8.7%	8.6%
Gross profit increased $69.2 million in fiscal year 2024 compared to the previous year to $152.5 million, and gross profit percentage increased by 370 basis points to 12.4% of net sales. The increases were attributed to our Marketing & Distribution segment, where we achieved strong per-unit margins on avocados sold, and our Blueberries segment, where we benefited from higher per-unit sales pricing.
Gross profit decreased $6.5 million in fiscal year 2023 compared to the previous year to $83.3 million, and gross profit percentage increased by 10 basis points to 8.7% of net sales. The decrease in gross profit was concentrated in our International Farming segment and driven by lower pricing on avocados sold from Company-owned farms. Lower pricing conditions were driven by higher worldwide supply of avocados, driven by a stronger Mexican crop, combined with quality issues and a compressed Peruvian harvest season brought about by El Niño-related weather events. Gross profit percentage remained flat as higher volume of avocados sold and improved per-unit margin at lower average sales prices in our Marketing & Distribution segment and higher volume of blueberries sold by Blueberries segment largely offset the negative impact from our International Farming segment.
Selling, general and administrative expenses
Selling, general and administrative (“SG&A”) expenses primarily include the costs associated with selling, professional fees, general corporate overhead and other related administrative functions.

	Years ended October 31,
(In millions)	2024	2023	2022
Selling, general and administrative expenses	$86.8	$76.4	$77.5
SG&A expenses increased $10.4 million or 14% in fiscal year 2024 compared to the previous year, primarily due to higher employee related costs, including performance-based incentive compensation, stock-based compensation expense and statutory profit-sharing expense. Higher performance-based incentive compensation is largely explained by the Company’s improved operating performance relative to the prior year. These increases were partially offset by lower professional fees and lower amortization of an intangible asset.

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
Goodwill impairment
No goodwill impairment was recognized in fiscal years 2024 or 2023. A noncash impairment loss of $49.5 million was recognized in the consolidated statements of income (loss) during the fourth quarter of fiscal 2022. For more information, refer to Note 4 to the consolidated financial statements.
Interest expense
Interest expense consists primarily of interest on borrowings under working capital facilities that we maintain and interest on other long-term debt used to make capital and equity investments. We also incur interest expense on finance leases, computed using each lease’s explicit or implicit borrowing rate.

	Years ended October 31,
(In millions)	2024	2023	2022
Interest expense	$12.6	$11.6	$5.5
Interest expense increased $1.0 million or 9% in fiscal year 2024 compared to the previous year. The impact of higher interest rates was largely offset by lower average debt balances. Interest expense at our Blueberries segment increased $0.7 million or 32% to $2.9 million, primarily related to a significant financing lease, where additional area was leased during the year.
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

	Years ended October 31,
(In millions)	2024	2023	2022
Equity method income	$3.7	$4.0	$5.1
Remeasurement gain on acquisition of Moruga	—	—	2.0
Equity method income decreased $0.3 million or 8% in fiscal year 2024 compared to the previous year, as losses at Mr. Avocado were only partially offset by income growth from HAC.
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

	Years ended October 31,
(In millions)	2024	2023	2022
Other income (expense), net	$3.6	$(0.2)	$4.4
Other income was $3.6 million in fiscal year 2024, compared to other expense of $0.2 million in the previous year. The change was primarily attributed to the strengthening of the U.S. dollar relative to the Mexican peso, generating foreign currency gains in the current year compared to losses in the prior year.

Other expense was $0.2 million in fiscal year 2023, compared to other income of $4.4 million in the previous year. Expense in fiscal year 2023 is primarily attributed to foreign currency transaction losses primarily due to the weakening of the U.S. dollar relative to the Mexican peso. In 2022, gains were generated on interest rate swaps as a result of rising interest rates during the period.
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

	Years ended October 31,
	2024	2023	2022
Provision for income taxes (in millions)	$18.6	$2.2	$3.7
Effective tax rate(1)	30.8%	(256.6)%	(12.0)%
(1) May not recalculate due to rounding.
The provision for income tax increased $16.4 million or 745% in fiscal year 2024 compared to the previous year, primarily due to the effect of higher income before taxes in the current year. Our effective tax rate was impacted by book gains in jurisdictions with higher tax rates than the U.S. statutory rate combined with losses in jurisdictions where either a full valuation allowance has been recorded or where loss carryforward is disallowed in both years.
The provision for income tax decreased $1.5 million or 41% in fiscal year 2023 compared to the previous year. Fiscal 2023 was impacted by a $1.7 million charge related to a statutory case in Mexico and $0.5 million in changes in unrecognized tax benefits. These charges were partially offset by a favorable change in ASC 740-30 (formerly APB 23) liability of $1.6 million.
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
Adjusted EBITDA refers to net income (loss), before interest expense, income taxes, depreciation and amortization expense, stock-based compensation expense, other income (expense), and income (loss) from equity method investees, further adjusted by asset impairment and disposals, net of insurance recoveries, farming costs for nonproductive orchards (which represents land lease costs), certain noncash and nonrecurring ERP costs, transaction costs, material legal settlements, amortization of inventory adjustments recognized from business combinations, and any special, non-recurring, or one-time items such as remeasurements or impairments, and any portion of these items attributable to the noncontrolling interest, all of which are excluded from the results the CEO reviews uses to assess segment performance and results. Effective for the fourth quarter of 2024, the Company made a change in presentation of its reconciliation of adjusted EBITDA to its comparable GAAP financial measure to include a subtotal of the non-GAAP adjustments before the effect of the noncontrolling interest adjustment called “adjusted EBITDA before adjustment for noncontrolling interest.” The presentation change has no impact to total adjusted EBITDA. We believe the addition of the subtotal within the reconciliation is useful because it better aligns with management’s sequence of review of the information in the reconciliation.

Net sales

	Marketing & Distribution	International Farming	Blueberries	Total	Marketing & Distribution	International Farming	Blueberries	Total	Marketing & Distribution	International Farming	Blueberries(1)	Total
	Years ended October 31,
(In millions)	2024				2023				2022
Third party sales	$1,152.6	$6.4	$75.7	$1,234.7	$889.9	$11.6	$52.4	$953.9	$1,016.1	$19.1	$10.7	$1,045.9
Affiliated sales	—	58.5	—	58.5	—	78.6	—	78.6	—	95.6	—	95.6
Total segment sales	$1,152.6	$64.9	$75.7	$1,293.2	$889.9	$90.2	$52.4	$1,032.5	$1,016.1	$114.7	$10.7	$1,141.5
Intercompany eliminations	—	(58.5)	—	(58.5)	—	(78.6)	—	(78.6)	—	(95.6)	—	(95.6)
Total net sales	$1,152.6	$6.4	$75.7	$1,234.7	$889.9	$11.6	$52.4	$953.9	$1,016.1	$19.1	$10.7	$1,045.9
(1) The Blueberries segment was consolidated prospectively from May 1, 2022.
Adjusted EBITDA

	Years Ended October 31,
(In millions)	2024	2023	2022
Marketing & Distribution adjusted EBITDA	$85.1	$40.1	$23.5
International Farming adjusted EBITDA	4.6	3.1	23.3
Blueberries adjusted EBITDA	18.1	5.2	0.8
Total reportable segment adjusted EBITDA	$107.8	$48.4	$47.6
Net income (loss)	41.8	(3.1)	(34.9)
Interest expense(1)	12.6	11.6	5.5
Provision for income taxes	18.6	2.2	3.7
Depreciation and amortization(2)	37.7	32.8	24.8
Equity method income	(3.7)	(4.0)	(5.1)
Stock-based compensation	7.1	4.5	3.6
Severance	1.3	1.3	—
Legal settlement	0.2	—	—
Asset impairment and disposals, net of insurance recoveries	3.9	1.3	0.4
Farming costs for nonproductive orchards	1.7	1.8	1.5
ERP costs(3)	2.2	2.2	4.6
Goodwill impairment	—	—	49.5
Remeasurement gain on business combination with Moruga	—	—	(2.0)
Transaction costs	—	0.3	0.6
Amortization of inventory adjustment recognized from business combination	—	0.7	0.4
Other (income) expense, net	(3.6)	0.2	(4.4)
Adjusted EBITDA before adjustment for noncontrolling interest	$119.8	$51.8	$48.2
Noncontrolling interest(4)	(12.0)	(3.4)	(0.6)
Total adjusted EBITDA	$107.8	$48.4	$47.6
(1)Includes interest expense from finance leases, the most significant of which is for nonproductive land at our Blueberries segment of $1.8 million and $1.4 million for the years ended October 31, 2024 and 2023, respectively.
(2)Includes depreciation and amortization of purchase accounting assets of $3.7 million, $2.4 million and $1.4 million for the years ended October 31, 2024, 2023 and 2022, respectively. Includes amortization of finance leases, the most significant of which is for nonproductive land at our Blueberries segment of $0.7 million and $0.6 million for the years ended October 31, 2024 and 2023, respectively. The year ended October 31, 2024 included $4.1 million of accelerated depreciation expense recognized during the first quarter, for certain blueberry plants determined to have no remaining useful life.
(3)Includes recognition of deferred implementation costs in all years. The year ended October 31, 2022 also includes post-implementation process reengineering costs.
(4)Represents net income (loss) attributable to noncontrolling interest plus the impact of non-GAAP adjustments, allocable to the noncontrolling owner based on their percentage of ownership interest.

Marketing & Distribution
Net sales in our Marketing & Distribution segment increased $262.7 million or 30% in fiscal year 2024 compared to the previous year, driven by avocado pricing increases as described above.
Segment adjusted EBITDA increased $45.0 million or 112% in fiscal year 2024 compared to the previous year, due to improved per-unit gross margin on avocados sold.

Net sales in our Marketing & Distribution segment decreased $126.2 million or 12% in fiscal year 2023 compared to the previous year, driven by pricing and volume dynamics described above, which were driven by higher industry supply out of Mexico relative to last year.
Segment adjusted EBITDA increased $16.6 million or 71% in fiscal year 2023 compared to the previous year, due to higher gross margin from higher avocado volume sold and improved avocado per-unit margins.
International Farming
The vast majority of fruit sales from our International Farming segment are made to the Marketing & Distribution segment, with the remainder of revenue largely derived from services provided to third parties and our Blueberries segment. Affiliated sales are concentrated in the second half of the fiscal year in alignment with the Peruvian avocado harvest season, which typically runs from April through September of each year. As a result, adjusted EBITDA for the International Farming segment is generally concentrated in the third and fourth quarters of the fiscal year in alignment with the timing of sales. In addition, the Company operates approximately 700 acres of mangos in Peru. The timing of the mango harvest is generally concentrated in the fiscal second quarter.
Total segment sales in our International Farming segment decreased $25.3 million or 28% in fiscal year 2024 compared to the previous year, due to lower volumes of owned avocados sold partially offset by higher average sales prices. The volume and pricing dynamics were directly impacted by the reduced 2024 harvest yields in Peru resulting from warmer temperatures correlated with El Niño conditions during crop development.
Segment adjusted EBITDA increased $1.5 million or 48% in fiscal year 2024 compared to the previous year as higher sales prices and cost savings measures in our avocado and mango farms, packing operations and SG&A in Peru offset the adverse impact of lower harvest yields on fixed cost absorption.
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
Blueberries
Sales in the Blueberries segment have traditionally been concentrated in the first and fourth quarters of the fiscal year in alignment with the Peruvian blueberry harvest season, which typically runs from July through February.
Net sales in our Blueberries segment increased $23.3 million or 44.5% in fiscal year 2024 compared to the previous year, primarily due to a 37% increase in average per-unit sales price and a 6% increase in volume sold. Pricing was favorably impacted by industry supply constraints during the Peru harvest season.
Segment adjusted EBITDA increased $12.9 million or 248% in fiscal year 2024 compared to the previous year, primarily due to gross margin improvement driven by elevated sales pricing.
In fiscal year 2023, net sales in our Blueberries segment were $52.4 million and segment adjusted EBITDA was $5.2 million. The segment performance benefited from higher volumes associated with the consolidation of our Blueberries segment for the entirety of the fiscal year.

Liquidity and Capital Resources
Operating activities

	Years ended October 31,
(In millions)	2024	2023	2022
Net income (loss)	$41.8	$(3.1)	$(34.9)
Depreciation and amortization	37.7	32.8	24.8
Equity method income	(3.7)	(4.0)	(5.1)
Noncash lease expense	6.1	5.9	5.3
Stock-based compensation	7.1	4.5	3.6
Dividends received from equity method investees	3.2	2.7	2.2
Deferred income taxes	(8.0)	(6.4)	(0.6)
Goodwill impairment	—	—	49.5
Remeasurement gain on business combination with Moruga	—	—	(2.0)
Unrealized (gains) losses on foreign currency transactions	(1.7)	1.4	—
Unrealized loss (gain) on derivative financial instruments	0.1	(0.1)	(4.7)
Other	3.7	1.7	0.9
Change in working capital	7.1	(6.2)	(3.8)
Net cash provided by operating activities	$93.4	$29.2	$35.2
Net cash provided by operating activities increased $64.2 million for 2024 compared to the previous year. The change was driven by improved operating performance and working capital management. Within working capital, favorable changes in accounts payable and accrued expenses and grower payables were partially offset by unfavorable changes in inventory, accounts receivable and other receivables. Higher avocado pricing drove increases in inventory, accounts receivable and grower payable balances, while higher incentive compensation and statutory profit-sharing accruals resulted in higher accrued expenses. At our International Farming segment, the earlier completion of the avocado season compared to the prior year correlated with higher accounts payable and accrued expenses. In our Blueberries segment, the impact of higher volume and increased acreage drove higher accounts payable and accrued expenses, correlated and offset by inventory balances at year end.
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
Investing activities

	Years ended October 31,
(In millions)	2024	2023	2022
Purchases of property, plant and equipment	$(32.2)	$(49.8)	$(61.2)
Proceeds from sale of property, plant and equipment	0.1	0.2	3.0
Cash acquired in consolidation of Moruga	—	—	4.3
Investment in equity method investees	(1.6)	(2.1)	(0.4)
Purchase of other investment	—	(2.3)	—
Loan repayments from equity method investees	—	—	3.0
Other	0.2	(0.1)	(0.1)
Net cash used in investing activities	$(33.5)	$(54.1)	$(51.4)

Property, plant and equipment

	Years ended October 31,
(In millions)	2024	2023	2022
Purchases of property, plant and equipment by segment:
Marketing & Distribution	$7.1	$10.9	$9.1
International Farming	16.1	26.0	45.3
Blueberries(1)	9.0	12.9	6.8
Total purchases of property, plant and equipment	$32.2	$49.8	$61.2
(1) The Blueberries segment was consolidated prospectively from May 1, 2022.
In fiscal year 2024, capital expenditures were comprised primarily of avocado orchard development, pre-production orchard maintenance and land improvements in Guatemala; pre-production avocado orchard maintenance, blueberry land development and plant cultivation and blueberry cooling facility construction costs in Peru; and distribution facility construction costs in the UK. Our International Farming segment also began construction of a packhouse in Guatemala during the year.

In fiscal year 2023, capital expenditures were concentrated in pre-production avocado orchard maintenance in Guatemala and Peru and construction costs on our new UK distribution facility. Capital expenditures in the Blueberries operation were primarily related to irrigation installation and early-stage plant cultivation.
Proceeds from the sale of property, plant and equipment were primarily from land that had been originally intended for use as our corporate headquarters.
Other investing activities
In all fiscal years presented, we made contributions to Copaltas and Mr. Avocado. Funds were used by Copaltas for the purchase and development of farmland in Colombia. Funds were used by Mr. Avocado to support working capital needs and an investment in a new distribution facility in southern China.

During fiscal year 2023, we acquired a 5.1% equity interest in shares of common stock of a private entity that is developing avocado orchards in South Africa.
Financing activities

	Years ended October 31,
(In millions)	2024	2023	2022
Borrowings on revolving credit facility	$40.0	$145.0	$80.0
Payments on revolving credit facility	(75.0)	(130.0)	(40.0)
Proceeds from short-term borrowings	3.0	2.8	2.5
Repayment of short-term borrowings	(2.8)	(2.5)	—
Principal payments on long-term debt obligations	(3.4)	(3.5)	(63.3)
Principal payments on finance lease obligations	(1.8)	(2.6)	(1.2)
Proceeds from loan from noncontrolling interest holder	—	2.0	—
Principal payments on loans due to noncontrolling interest holder	(0.5)	—	—
Payments to noncontrolling interest holder for long-term supply financing	(2.0)	—	—
Payments for long-term supplier financing	(0.5)	(0.1)	—
Purchase and retirement of common stock	—	(0.6)	—
Taxes paid related to shares withheld from the settlement of equity awards	(0.8)	(0.5)	—
Exercise of stock options	—	0.1	0.1
Payment of debt issuance, restructuring or extinguishment fees	—	—	(0.8)
Equity contributions from noncontrolling interest holders	—	4.2	0.9
Net cash (used in) provided by financing activities	$(43.8)	$14.3	$(21.8)
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
Capital resources

	October 31,
(In millions)	2024	2023
Cash and cash equivalents	$58.0	$42.9
Working capital(1)	129.9	122.6
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
As of October 31, 2024, we were required to comply with the following financial covenants: (a) a quarterly consolidated leverage ratio of not more than 3.5 to 1.00 and (b) a quarterly consolidated fixed charge coverage ratio of not less than 1.25 to 1.00. As of October 31, 2024, we were in compliance with all such covenants of the credit facility.
Material cash requirements
Capital expenditures
We have various capital projects in progress for farming expansion and facility improvements which we intend to fund through our operating cash flow as well as cash and cash equivalents on hand. Capital expenditures were lower than expected for fiscal 2024 by approximately $10 million due to the timing of vendor payments associated with packhouse construction in Guatemala and blueberry plant development in Peru, both of which will carryover into fiscal 2025. For fiscal 2025, we expect total capital expenditures inclusive of the 2024 carryover to be between $50 to $55 million. The spend will be allocated primarily to our International Farming and Blueberries segments. Within our International Farming segment, spend will be concentrated in Guatemala for pre-production avocado orchard maintenance and packhouse construction. Within our Blueberries segment, spend will be concentrated on land development and plant cultivation in Peru.
Leases
We are party to various leases, the most material of which are for facilities and land. Our undiscounted cash liabilities were approximately $177.3 million as of October 31, 2024, of which, approximately $107.4 million was for long-term land leases in our International Farming and Blueberries segments. Also included is an estimate of approximately $4.3 million for undelivered equipment leases on order.
Long-term debt
As of October 31, 2024, remaining maturities on our term loans and notes were $113.7 million. See Note 9 to the consolidated financial statements for more information.

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
Goodwill. Our goodwill represents the excess of the purchase price of business combinations over the fair value of the net assets acquired. Goodwill impairment testing requires significant judgment and management estimates, including, but not limited to, the determination of (i) the number of reporting units, (ii) the goodwill and other assets and liabilities to be allocated to the reporting units and (iii) the fair values of the reporting units. The estimates and assumptions described above, along with other factors such as forecasts of future revenues; earnings before interest, taxes, depreciation, and amortization (EBITDA); the discount rate; and marketplace EBITDA multiples form within a peer public company group, will significantly affect the outcome of the impairment tests and the amounts of any resulting impairment losses. We may use either a qualitative or quantitative approach when testing a reporting unit’s goodwill for impairment on an annual basis during the fourth quarter of each year, and between annual tests whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If we use a qualitative approach and determine that it is more likely than not that the fair value of a reporting unit is less than its carrying value, we would then perform the first step of the goodwill impairment test, which would consist primarily of a discounted cash flow (“DCF”) analysis and guideline publicly-traded companies (“GPC”) analysis to determine the fair value of the reporting unit.
During the fourth quarter of fiscal 2022, we performed our annual goodwill impairment test on our Peruvian farming reporting unit within the International Farming segment and determined that the qualitative factors indicated that it was more-likely-than-not that the fair value of the reporting unit was less than its carrying value. As a result, with the assistance of a third-party specialist, we performed a quantitative assessment of the fair value of the reporting unit using the DCF and GPC methods, resulting in an impairment charge of $49.5 million. The significant assumptions used in determining the fair values of the reporting unit have been described in Note 4. To the extent that BEV to EBITDA multiples in the future decrease, the discount rate used in determining the present value of our cash flows increases, or if the Company does not meet its cash flow projections for the reporting unit, additional impairment charges may be recorded in the future.
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
Off-Balance Sheet Arrangements
During the periods presented we did not have, nor do we currently have, any off-balance sheet arrangements as defined under SEC rules, except as follows:
The Company may issue standby letters of credit through banking institutions. As of October 31, 2024, none were outstanding and as of October 31, 2023, $0.7 million were outstanding.

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
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost‑benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of October 31, 2024.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of October 31, 2024.
The effectiveness of our internal control over financial reporting as of October 31, 2024 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in its report which is included below.
Attestation Report of the Registered Public Accounting Firm
The attestation report of the independent registered public accounting firm, Deloitte & Touche LLP, on the Company’s internal control over financial reporting is included below under the heading “Report of Independent Registered Public Accounting Firm.”
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the year ended October 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Item 9B.    Other Information
10b-5(1) Trading Plans
Luis A. Gonzalez, one of the Company’s directors, has adopted a trading plan that is intended to satisfy the affirmative defense of Rule 10b5-1(c) (the “Gonzalez Sales Plan”) to sell an aggregate of 962,500 shares held indirectly through Beldar Enterprises S.A., and through Corp SA1, Corp SA 2, Corp SA3 , and Corp SA4, which are abbreviations for four affiliate corporations that are organized under the laws of Panama. The Gonzalez Sales Plan was adopted on September 26, 2024, with sales commencing under the Gonzalez Sales Plan on December 27, 2024, or such other date as indicated pursuant to the terms of the Gonzalez Sales Plan. The Gonzalez Sales plan terminates on the earliest to occur of: December 24, 2025, the completion of all sales contemplated under the Gonzalez Sales Plan, or the date the Gonzales Sales Plan is terminated in connection with certain events or transactions as specified in the Gonzalez Sales Plan.

Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance
The information required by this item will be contained in our definitive proxy statement to be filed with the SEC in connection with our 2025 Annual Meeting of Stockholders, or the Definitive Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended October 31, 2024, under the headings “Election of Directors,” “Executive Officers,” and “Delinquent Section 16(a) Reports,” and is incorporated herein by reference.
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
Insider Trading Policies
We have adopted an insider trading compliance policy and program applicable to our directors, officers and employees, as well as the Company itself, that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations and the Nasdaq listing requirements. The foregoing summary of the insider trading compliance policy and program does not purport to be complete and is qualified in its entirety by reference to the full text thereof attached hereto as Exhibit 19.1 to this Annual Report on Form 10-K.

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

Item 14.    Principal Accountant Fees and Services
The information required by this item will be set forth in the section headed “Fees Billed by Deloitte for 2024 and 2023” in our Definitive Proxy Statement and is incorporated herein by reference.

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
C.Exhibits
The documents set forth are filed herewith or incorporated herein by reference.
INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Date	Number	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation	8-K	10/7/2020	3.2
3.2	Amendment to Amended and Restated Certificate of Incorporation	10-Q	6/8/2024	3.2
3.3	Amended and Restated Bylaws	8-K	10/7/2020	3.2
4.1	Form of Common Stock Certificate	S-1/A	9/22/2020	4.1
4.2	Description of Capital Stock	10-K	12/22/2021	4.2
10.1+	Mission Produce, Inc. Amended and Restated 2003 Stock Incentive Plan	S-1/A	9/22/2020	10.1
10.2+	Form of Stock Option Agreement pursuant to the Mission Produce, Inc. Amended and Restated 2003 Stock Incentive Plan	S-8	10/5/2020	10.2
10.3+	Mission Produce, Inc. 2020 Incentive Award Plan	S-1	9/4/2020	10.3
10.5+	Form of Stock Option Agreement pursuant to the Mission Produce, Inc. 2020 Incentive Award Plan	S-1	9/4/2020	10.5
10.6+	Form of RSU Agreement pursuant to the Mission Produce, Inc. 2020 Incentive Award Plan	S-1	9/4/2020	10.6
10.7+	Form of Indemnification Agreement between Mission Produce, Inc. and certain of its directors and officers	S-1	9/4/2020	10.7
10.8	Credit Agreement, dated as of October 11, 2018, by and among Mission Produce, Inc., as Borrower, certain subsidiaries of the Borrower party thereto as guarantors, Bank of America, N.A. as administrative agent, Swingline Lender and L/C Issuer, Farm Credit West, PCA as Syndication Agent, City National Bank and J.P. Morgan Chase Bank, N.A. as co-documentation agents, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Farm Credit West, PCA as joint lead arrangers and joint bookrunners, and other lenders party thereto	S-1	9/4/2020	10.8
10.9	First Amendment to Credit Agreement and Consent, dated September 18, 2020, by and among Mission Produce, Inc., as Borrower, certain subsidiaries of the Borrower party thereto as guarantors, Bank of America, N.A. as administrative agent, Swingline Lender and L/C Issuer, Farm Credit West, PCA as Syndication Agent, City National Bank and J.P. Morgan Chase Bank, N.A. as co-documentation agents, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Farm Credit West, PCA as joint lead arrangers and joint bookrunners, and other lenders party thereto	S-1/A	9/22/2020	10.9
10.10	Form of Amended and Restated Stockholder Agreement, by and among Mission Produce, Inc. and the stockholder party thereto	S-1/A	9/22/2020	10.10
10.11	Corporate Headquarters Lease Agreement	10-K	1/19/2021	10.11
10.13+	Mission Produce Deferred Compensation Plan	10-K	12/22/2021	10.13

10.14+	Director Equity Deferral Plan	10-K	12/22/2021	10.14
10.15+	Form of Performance Stock Unit Agreement pursuant to the Mission Produce, Inc. 2020 Incentive Award Plan	10-K	12/22/2022	10.15
10.16+^	Offer letter dated March 8, 2021 to Joanne Wu	10-K	12/22/2021	10.16
10.17
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
		8-K	4/26/2022	10.17
10.18+	Amended and Restated Non-Employee Director Compensation Program	10-K	10/31/2023	10.18
10.20	Third Amendment to the Credit Agreement, dated as of October 11, 2018, as amended on September 18, 2020 and April 26, 2022, by and among Mission Produce, Inc., as Borrower, certain subsidiaries of the Borrower party thereto as guarantors, Bank of America, N.A. as administrative agent, Swingline Lender and L/C Issuer, Farm Credit West, PCA as Syndication Agent, City National Bank, Citibank, N.A., and J.P. Morgan Chase Bank, N.A. as co-documentation agents, BofA Securities, Inc. and Farm Credit West, PCA as joint lead arrangers and joint bookrunners, and other lenders party thereto	8-K	10/21/2022	10.20
10.21+	Employee Equity Deferral Plan	10-K	12/22/2022	10.21
10.22+	Employment Agreement, dated August 7, 2023 by and between Mission Produce, Inc., and Stephen J. Barnard	8-K	8/7/2023	10.1
10.23+	Executive Severance and Change in Control Plan	8-K	8/7/2023	10.2
10.25	Land Lease Agreement Between Blueberries Peru S.A. and Agrolatam S.A.C.	10-K	10/31/2023	10.25
10.26+^	Offer letter dated February 21, 2024 to John Pawlowski	10-Q	6/8/2024	10.26
19.1	Insider Trading Compliance Policy	10-K	10/31/2023	19.1
21.1	List of Subsidiaries of Registrant				X
23.1	Consent of Deloitte & Touche LLP				X
24.1	Power of Attorney				X
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
97.1	Policy for Recovery of Erroneously Awarded Compensation	10-K	10/31/2023	97.1
101
The following financial statements from the Company's Annual Report on Form 10-K for the year ended October 31, 2024 formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income (Loss), (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Changes in Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.
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

Item 16.    Form 10-K Summary
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 19, 2024.

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
Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below on December 19, 2024, by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

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
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Mission Produce, Inc and subsidiaries (the “Company”) as of October 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended October 31, 2024, of the Company and our report dated December 19, 2024, expressed an unqualified opinion on those financial statements.
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
December 19, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Mission Produce, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Mission Produce, Inc. and subsidiaries (the "Company") as of October 31, 2024 and 2023, the related consolidated statements of income (loss), comprehensive income (loss), changes in equity, and cash flows, for each of the three years in the period ended October 31, 2024, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of October 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended October 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of October 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 19, 2024, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Goodwill – Peruvian Farming Reporting Unit— Refer to Notes 2 and 4 to the financial statements
Critical Audit Matter Description
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
The Company elected to use a quantitative approach to determine the fair value of the Peruvian farming reporting unit based upon the discounted cash flow method and the guideline publicly-traded companies method based on marketplace multiples to determine the fair value of its reporting unit. The fair value determination using the discounted cash flow method requires management to make significant estimates and assumptions related to forecasts of future revenues; earnings before interest, taxes, depreciation, and amortization (EBITDA); and the discount rate. The determination of the fair value using the public company guideline method requires management to make significant assumptions related to marketplace EBITDA multiples from within a peer public company group. The goodwill balance was $39.4 million as of October 31, 2024, of which $26.9 million was allocated to the Peruvian farming reporting unit within International Farming segment. The fair value of the Peruvian farming reporting unit was greater than its carrying value as of the measurement date, and as a result, management did not record an impairment charge related to the reporting unit goodwill.

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
•We evaluated the reasonableness of management's forecasts by comparing the forecasts to (1) historical results, (2) information obtained from inquiry with non-management personnel, and (3) forecasted information included in industry reports that the Peruvian farming reporting unit operates within.
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
December 19, 2024
We have served as the Company's auditor since 2019.

MISSION PRODUCE, INC.
CONSOLIDATED BALANCE SHEETS

	October 31,
(In millions, except for shares)	2024	2023
Assets
Current Assets
Cash and cash equivalents	$58.0	$42.9
Restricted cash	1.3	0.3
Accounts receivable
Trade, net of allowances of $0.8 and $0.9, respectively	95.4	74.1
Grower and fruit advances	1.7	0.9
Other	15.3	12.4
Inventory	91.2	70.8
Prepaid expenses and other current assets	9.4	9.1
Income taxes receivable	6.7	9.6
Total current assets	279.0	220.1
Property, plant and equipment, net	523.4	523.2
Operating lease right-of-use assets	67.8	72.4
Equity method investees	33.0	31.0
Deferred income tax assets, net	9.7	8.5
Goodwill	39.4	39.4
Intangible asset, net	—	0.5
Other assets	19.2	19.7
Total assets	$971.5	$914.8

Liabilities and Equity
Liabilities
Accounts payable	$35.3	$27.2
Accrued expenses	39.9	26.4
Income taxes payable	7.7	1.6
Grower payables	50.3	26.4
Short-term borrowings	3.0	2.8
Notes payable	0.5	—
Loans from noncontrolling interest holders—current portion	0.1	0.5
Long-term debt—current portion	3.0	3.4
Operating leases—current portion	6.4	6.6
Finance leases—current portion	2.9	2.6
Total current liabilities	149.1	97.5
Long-term debt, net of current portion	110.7	148.6
Loans from noncontrolling interest holders, net of current portion	1.8	2.5
Operating leases, net of current portion	67.4	71.0
Finance leases, net of current portion	21.5	14.7
Income taxes payable	1.3	2.3
Deferred income tax liabilities, net	16.6	23.5
Other long-term liabilities	26.0	26.4
Total liabilities	394.4	386.5
Commitments and contingencies (Note 11)
Shareholders’ Equity
Common stock ($0.001 par value, 1,000,000,000 shares authorized; 70,914,767 and 70,728,404 shares issued and outstanding as of October 31, 2024 and 2023, respectively)	0.1	0.1
Additional paid-in capital	239.7	233.4
Accumulated other comprehensive loss	(0.2)	(0.9)
Retained earnings	307.7	271.0
Mission Produce shareholders' equity	547.3	503.6
Noncontrolling interest	29.8	24.7
Total equity	577.1	528.3
Total liabilities and equity	$971.5	$914.8
See accompanying notes to consolidated financial statements.

MISSION PRODUCE, INC.
CONSOLIDATED STATEMENTS OF INCOME (LOSS)

	Years Ended October 31,
(In millions, except for per share amounts)	2024	2023	2022
Net sales	$1,234.7	$953.9	$1,045.9
Cost of sales	1,082.2	870.6	956.1
Gross profit	152.5	83.3	89.8
Selling, general and administrative expenses	86.8	76.4	77.5
Goodwill impairment	—	—	49.5
Operating income (loss)	65.7	6.9	(37.2)
Interest expense	(12.6)	(11.6)	(5.5)
Equity method income	3.7	4.0	5.1
Remeasurement gain on acquisition of equity method investee	—	—	2.0
Other income (expense), net	3.6	(0.2)	4.4
Income (loss) before income taxes	60.4	(0.9)	(31.2)
Provision for income taxes	18.6	2.2	3.7
Net income (loss)	$41.8	$(3.1)	$(34.9)
Less: Net income (loss) attributable to noncontrolling interest	5.1	(0.3)	(0.3)
Net income (loss) attributable to Mission Produce	$36.7	$(2.8)	$(34.6)

Net income (loss) per share attributable to Mission Produce:
Basic	$0.52	$(0.04)	$(0.49)
Diluted	$0.52	$(0.04)	$(0.49)
See accompanying notes to consolidated financial statements.

MISSION PRODUCE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Years Ended October 31,
(In millions)	2024	2023	2022
Net income (loss)	$41.8	$(3.1)	$(34.9)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	0.7	0.8	(1.2)
Comprehensive income (loss)	42.5	(2.3)	(36.1)
Less: Comprehensive income (loss) attributable to noncontrolling interest	5.1	(0.3)	(0.3)
Comprehensive income (loss) attributable to Mission Produce	$37.4	$(2.0)	$(35.8)
See accompanying notes to consolidated financial statements.

MISSION PRODUCE, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In millions, except for shares)	Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings	Noncontrolling interest	Total equity
	Shares	Amount
Balance at October 31, 2021	70,631,525	$0.1	$225.6	$(0.5)	$309.0	$—	$534.2
Stock-based compensation	—	—	3.6	—	—	—	3.6
Issuance of common stock for equity awards, net of shares withheld for the settlement of taxes	38,010	—	0.1	—	—	—	0.1
Net loss	—	—	—	—	(34.6)	(0.3)	(34.9)
Acquired noncontrolling interest	—	—	—	—	—	20.2	20.2
Contributions from noncontrolling interest holders	—	—	—	—	—	0.9	0.9
Other comprehensive loss	—	—	—	(1.2)	—	—	(1.2)
Balance at October 31, 2022	70,669,535	$0.1	$229.3	$(1.7)	$274.4	$20.8	$522.9
Stock-based compensation	—	—	4.5	—	—	—	4.5
Exercise of stock options	19,043	—	0.1	—	—	—	0.1
Issuance of common stock for equity awards, net of shares withheld for the settlement of taxes	107,004	—	(0.5)	—	—	—	(0.5)
Purchase and retirement of common stock	(67,178)	—	—	—	(0.6)	—	(0.6)
Net loss	—	—	—	—	(2.8)	(0.3)	(3.1)
Contributions from noncontrolling interest holders	—	—	—	—	—	4.2	4.2
Other comprehensive income	—	—	—	0.8	—	—	0.8
Balance at October 31, 2023	70,728,404	$0.1	$233.4	$(0.9)	$271.0	$24.7	$528.3
Stock-based compensation	—	—	7.1	—	—	—	7.1
Exercise of stock options	4,157	—	—	—	—	—	—
Issuance of common stock for equity awards, net of shares withheld for the settlement of taxes	182,206	—	(0.8)	—	—	—	(0.8)
Net income	—	—	—	—	36.7	5.1	41.8
Other comprehensive income	—	—	—	0.7	—	—	0.7
Balance at October 31, 2024	70,914,767	$0.1	$239.7	$(0.2)	$307.7	$29.8	$577.1
See accompanying notes to consolidated financial statements.

MISSION PRODUCE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended October 31,
(In millions)	2024	2023	2022
Operating Activities
Net income (loss)	$41.8	$(3.1)	$(34.9)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Provision for losses on accounts receivable	—	0.1	0.1
Depreciation and amortization	37.7	32.8	24.8
Amortization of debt issuance costs	0.2	0.2	0.3
Equity method income	(3.7)	(4.0)	(5.1)
Noncash lease expense	6.1	5.9	5.3
Stock-based compensation	7.1	4.5	3.6
Dividends received from equity method investees	3.2	2.7	2.2
Losses on asset impairment, disposals and sales, net of insurance recoveries	3.9	1.3	0.4
Deferred income taxes	(8.0)	(6.4)	(0.6)
Goodwill impairment	—	—	49.5
Remeasurement gain on business combination with Moruga	—	—	(2.0)
Unrealized (gains) losses on foreign currency transactions	(1.7)	1.4	—
Unrealized loss (gain) on derivative financial instruments	0.1	(0.1)	(4.7)
Other	(0.4)	0.1	0.1
Effect on cash of changes in operating assets and liabilities, net of acquisition:
Trade accounts receivable	(20.9)	(10.6)	10.6
Grower fruit advances	(0.8)	0.9	(1.2)
Other receivables	(3.2)	5.0	(2.4)
Inventory	(19.3)	3.0	(15.3)
Prepaid expenses and other current assets	(0.2)	2.0	(0.4)
Income taxes receivable	2.9	(1.6)	(1.1)
Other assets	1.6	1.0	0.2
Accounts payable and accrued expenses	25.4	(8.9)	9.4
Income taxes payable	5.1	(0.2)	(1.3)
Grower payables	23.5	2.2	2.2
Operating lease liabilities	(5.3)	(3.8)	(4.0)
Other long-term liabilities	(1.7)	4.8	(0.5)
Net cash provided by operating activities	$93.4	$29.2	$35.2
Investing Activities
Purchases of property, plant and equipment	(32.2)	(49.8)	(61.2)
Proceeds from sale of property, plant and equipment	0.1	0.2	3.0
Cash acquired in consolidation of Moruga	—	—	4.3
Investment in equity method investees	(1.6)	(2.1)	(0.4)
Purchase of other investment	—	(2.3)	—
Loan repayments from equity method investees	—	—	3.0
Other	0.2	(0.1)	(0.1)
Net cash used in investing activities	$(33.5)	$(54.1)	$(51.4)
Financing Activities
Borrowings on revolving credit facility	40.0	145.0	80.0
Payments on revolving credit facility	(75.0)	(130.0)	(40.0)
Proceeds from short-term borrowings	3.0	2.8	2.5
Repayment of short-term borrowings	(2.8)	(2.5)	—
Principal payments on long-term debt obligations	(3.4)	(3.5)	(63.3)

	Years Ended October 31,
(In millions)	2024	2023	2022
Principal payments on finance lease obligations	(1.8)	(2.6)	(1.2)
Proceeds from loan from noncontrolling interest holder	—	2.0	—
Principal payments on loans due to noncontrolling interest holder	(0.5)	—	—
Payments to noncontrolling interest holder for long-term supply financing	(2.0)	—	—
Payments for long-term supplier financing	(0.5)	(0.1)	—
Purchase and retirement of common stock	—	(0.6)	—
Taxes paid related to shares withheld from the settlement of equity awards	(0.8)	(0.5)	—
Exercise of stock options	—	0.1	0.1
Payment of debt issuance, restructuring or extinguishment fees	—	—	(0.8)
Equity contributions from noncontrolling interest holders	—	4.2	0.9
Net cash (used in) provided by financing activities	$(43.8)	$14.3	$(21.8)
Effect of exchange rate changes on cash	—	(0.1)	(0.3)
Net increase (decrease) in cash, cash equivalents and restricted cash	16.1	(10.7)	(38.3)
Cash, cash equivalents and restricted cash, beginning of period	43.2	53.9	92.2
Cash, cash equivalents and restricted cash, end of period	$59.3	$43.2	$53.9

Summary of cash, cash equivalents and restricted cash reported within the consolidated balance sheets:
Cash and cash equivalents	$58.0	$42.9	$52.8
Restricted cash	1.3	0.3	1.1
Total cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows	$59.3	$43.2	$53.9

Cash paid during the year for:
Interest	$12.2	$11.5	$5.7
Income taxes	19.6	7.1	6.2
Non-cash investing and financing activities:
Property, plant and equipment included in liabilities	4.7	4.9	7.6
Advances for property, plant and equipment included in assets	1.9	0.7	2.1
Finance leases of property, plant and equipment	8.2	15.7	0.5
Purchases from noncontrolling interest holder made with payment terms greater than 90 days	0.3	—	—
Purchases from suppliers with payment terms greater than 90 days	—	1.4	—
Elimination of loan receivable from Moruga upon consolidation (Note 3)	—	—	1.9
See accompanying notes to consolidated financial statements.

MISSION PRODUCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.     Nature of Business
Mission Produce, Inc. together with its consolidated subsidiaries (“Mission,” “the Company,” “we,” “us” or “our”), is a global leader in the avocado industry. The Company’s expertise lies in the farming, packaging, marketing and distribution of avocados to food retailers, distributors and produce wholesalers worldwide. The Company procures avocados principally from California, Mexico and Peru. Through our various operating facilities, we grow, sort, pack, bag and ripen avocados and a small amount of other fruits for distribution to domestic and international markets. We report our results of operations in three reportable segments which are also equivalent to operating segments: Marketing & Distribution, International Farming and Blueberries (see Note 17).
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
Restricted cash represents cash and cash equivalents that are restricted to withdrawal or use as of the reporting date under contractual terms or regulatory requirements. As of October 31, 2024 and 2023, the restricted cash balances related to statutory requirements to support various programs at the Company’s farms. Restricted cash is included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statements of cash flows.
Our domestic cash and cash equivalents may at times exceed federally insured limits. Our foreign cash and cash equivalents may not be locally insured.
Trade accounts receivable
Trade accounts receivable are reported at amounts due from customers, net of allowances for doubtful accounts, returns and sales adjustments. The Company maintains an allowance for doubtful accounts to reflect its estimate of the uncollectability of the trade accounts receivable based on past collection history, the identification of specific potential customer risks, and other factors. Returns and sales adjustment allowances are maintained to account for billing or other adjustments.
Grower and fruit advances
The Company makes advances to growers and foreign suppliers who supply fruit to the Company. Such advances reduce amounts otherwise due to the growers or suppliers for fruit sales.

MISSION PRODUCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Other accounts receivable
Other accounts receivable represents non-trade receivables and primarily consists of value-added taxes (“VAT”) we expect to recover. VAT included in other accounts receivable was $13.3 million and $11.8 million as of October 31, 2024 and 2023, respectively.
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

		October 31,
(In millions)	Useful lives	2024	2023
Land		$160.7	$157.9
Orchards/trees/bushes	7 to 25 years	116.6	129.1
Buildings and improvements	20 to 40 years	133.1	124.6
Equipment	3 to 20 years	248.1	235.8
Construction-in-progress		47.8	29.0
Property, plant and equipment		$706.3	$676.4
Accumulated depreciation		(182.9)	(153.2)
Property, plant and equipment, net		$523.4	$523.2
Depreciation expense of property, plant and equipment, net was $37.2 million, $31.3 million, and $24.0 million for the years ended October 31, 2024, 2023 and 2022, respectively.
Farming costs for nonproductive orchards
We lease land for the development of new orchards. During the development period, these costs are referred to as farming costs for nonproductive orchards and are expensed as incurred, and included in cost of sales in the consolidated statements of income (loss). Interest accretion on finance lease liabilities is expensed as incurred and included in interest expense in the consolidated statements of income (loss).

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
Many of our leased facilities contain clauses obligating us to return leased assets to their original state at the end of the lease term. When these obligations can be reasonably estimated, they are recognized at fair value in property, plant and equipment, net and other long-term liabilities in the consolidated balance sheets. These costs are amortized in the same manner of their related long-lived asset over the asset’s useful life. Some of these obligations cannot be reasonably estimated due to our expectation that we will continue to lease the asset indefinitely.
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
We review our investments for other-than temporary-impairment (“OTTI”) on a quarterly basis, or earlier if indicators of impairment arise. If an impairment of an equity method investment is determined to be other than temporary, we would record OTTI sufficient to reduce the investment’s carrying value to its fair value, which results in a new cost basis in the investment. There were no indicators of OTTI identified in the years ended October 31, 2024, 2023 and 2022 that would have required us to test for impairment.
Long-lived assets
The Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of any such asset may not be recoverable. Long-lived assets are assessed for impairment by comparing the carrying amount of an asset to future undiscounted net cash flows expected to be generated from the use of the asset and its eventual disposition. If the future undiscounted net cash flows are less than the carrying amount of the asset being tested, an impairment is recorded for the difference between the carrying amount of the asset and the estimated fair value of the asset. The estimate of undiscounted cash flows is based upon, among other things, certain assumptions about future operating performance, growth rates and other factors. Estimates of undiscounted cash flows may differ from actual cash flows due to, among other things, technological changes, economic conditions, changes to the business model or changes in operating performance. For fiscal years 2024 and 2023, we did not identify any indicators of impairment that would have required the Company to test its long-lived assets for impairment. In fiscal year 2022, the Company determined that there was an impairment indicator associated with our Peruvian farming operations asset group, however the undiscounted cash flows of the asset group exceeded its carrying value.

MISSION PRODUCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Goodwill
Our goodwill represents the excess of the purchase price of business combinations over the fair value of the net assets acquired. Goodwill impairment testing requires significant judgment and management estimates, including, but not limited to, the determination of (i) the number of reporting units, (ii) the goodwill and other assets and liabilities to be allocated to the reporting units and (iii) the fair values of the reporting units. The estimates and assumptions described above, along with other factors such as forecasts of future revenues; earnings before interest, taxes, depreciation, and amortization (EBITDA); the discount rate; and marketplace EBITDA multiples form within a peer public company group, will significantly affect the outcome of the impairment tests and the amounts of any resulting impairment losses. We may use either a qualitative or quantitative approach when testing a reporting unit’s goodwill for impairment on an annual basis during the fourth quarter of each year, and between annual tests whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If we use a qualitative approach and determine that it is more likely than not that the fair value of a reporting unit is less than its carrying value, we would then perform the first step of the goodwill impairment test, which would consist primarily of a discounted cash flow (“DCF”) analysis and guideline publicly-traded companies (“GPC”) analysis to determine the fair value of the reporting unit.
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
There were no transfers between level 1, level 2 or level 3 measurements during the years ended October 31, 2024 and 2023.
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
Interest rate swaps
From time to time, the Company may enter into interest rate swap contracts to hedge changes in variable interest rates on the principal value of the Company’s term loans. We account for interest rate swaps in accordance with ASC 815, Derivatives and Hedging, as amended, which requires the recognition of all derivative instruments as either assets or liabilities in the consolidated balance sheets and measurement of those instruments at fair value. The Company did not designate its interest rate swaps as cash flow hedges, and as a result under the accounting guidance, changes in the fair value of the interest rate swaps were recorded in other income (expense), net in the consolidated statements of income (loss) and changes in the assets or liabilities are presented in net cash provided by operating activities in the consolidated statements of cash flow. As of October 31, 2024, a notional amount of $10 million was outstanding, carrying a fixed SOFR rate of 4.47%. As of October 31, 2023, a notional amount of $25 million was outstanding, carrying a fixed SOFR rate of 2.3%. Refer to Note 14 for more details.

MISSION PRODUCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Stock-based compensation
The Company uses the fair value recognition method for accounting for stock-based compensation. Under the fair value recognition method, cost is measured at the grant date based on the fair value of the award and is recognized as expense on the straight-line basis over the requisite service period, which is generally the vesting period. When vesting is based on both a service and performance condition, expense relative to such awards is measured based on the grant date fair value of the award, adjusted for the probability of achievement at the reporting date. Forfeitures are recognized in the period they occur.

Stock-based awards primarily consist of restricted stock units (“RSUs”) and performance stock units (“PSUs”), the fair value of which is determined based on the market price of our common stock on the date of grant. See Note 13 for more information.
Advertising costs
Advertising costs are expensed when incurred and are included as a component of selling, general and administrative expense. Such costs were $0.2 million for both years ended October 31, 2024 and 2023, and $0.3 million for the year ended October 31, 2022.
Employee benefits
We sponsor various defined contribution retirement plans for employees, the largest of which is the 401(k)-retirement plan in the U.S. Eligible employees can defer up to 60% of their compensation subject to fixed annual limits. Employees eligible for catch-up contributions may contribute additional contributions of their compensation subject to fixed annual limits. The Company makes a 100% matching contribution on deferrals up to 3%, and 50% on deferrals over 3% up to 5%. Contributions are included as a component of cost of sales and selling, general and administrative expense. Total contributions made by the Company to the 401(k) plan were $1.0 million for both years ended October 31, 2024 and 2023, and $0.9 million for the year ended October 31, 2022.
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

MISSION PRODUCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Foreign currency translation and remeasurement
Our foreign operations are subject to exchange rate fluctuations and foreign currency transaction costs. The functional currency for our most significant foreign subsidiaries is the United States dollar. When remeasuring from a local currency to the functional currency, monetary assets and liabilities are remeasured into U.S. dollars at exchange rates in effect at the balance sheet dates and non-monetary assets, liabilities and equity are remeasured at historical rates when remeasuring from a local currency to the functional currency. Sales and expenses are remeasured using weighted-average exchange rates for each period. Gains and losses resulting from foreign currency transactions are recognized in other income (expense), net in the consolidated statements of income (loss).
Earnings per share
We compute earnings per share (“EPS”) in accordance with ASC 260, which requires companies with complex capital structures to present basic and diluted EPS. Basic EPS is measured as net income attributable to us, divided by the weighted average shares outstanding during the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of contracts to issue shares (e.g., equity awards) as if they had been converted at the beginning of the periods presented, or issuance date (in the case of time-based vesting awards) or performance achievement (in the case of our PSUs, which are contingently issuable shares based on company performance), if later. Refer also to Note 13 for details on our outstanding stock-based awards that could potentially be dilutive. The computation of diluted EPS includes the estimated impact of the exercise of contracts to purchase common stock using the treasury stock method. Potential shares that have an anti-dilutive effect (i.e., those that increase earnings per share or decrease loss per share) are excluded from the calculation of diluted EPS.
Risk concentration
Accounts receivable from a single customer represented 26% of trade accounts receivable as of October 31, 2024 and 16% of trade accounts receivable as of October 31, 2023.
Sales to our top 10 customers amounted to approximately 69% of net sales for the year ended October 31, 2024, 65% for the year ended October 31, 2023 and 59% for the year ended October 31, 2022. One single customer represented 22%, 18% and 13% of net sales for the years ended October 31, 2024, 2023 and 2022, respectively. Another single customer represented 10%, 9% and 8% of net sales for the years ended October 31, 2024, 2023 and 2022, respectively. Net sales from our top 10 customers are concentrated in our Marketing & Distribution segment, with exception to sales generated by our Blueberries segment, for which substantially all sales are from a single customer with which we have an exclusive marketing agreement.
Recently issued accounting standards
In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures. The ASU requires that an entity disclose additional information about specific expense categories in the notes to financial statements at interim and annual reporting periods. This information is generally not presented in the financial statements today. The amendments in this ASU are required to be adopted for fiscal years beginning after December 15, 2026, and interim periods beginning after December 15, 2027. Early adoption is permitted. The amendments should be applied either (1) prospectively to financial statements issued for reporting periods after the effective date of this update or (2) retrospectively to any or all prior periods presented in the financial statements. We are currently evaluating the impact of adoption on our financial disclosures.

MISSION PRODUCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740)—Improvements to Income Tax Disclosures. The ASU requires that an entity disclose specific categories in the effective tax rate reconciliation as well as provide additional information for reconciling items that meet a quantitative threshold. Further, the ASU requires certain disclosures of state versus federal income tax expense and taxes paid. The amendments in this ASU are required to be adopted for fiscal years beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued. The amendments should be applied on a prospective basis although retrospective application is permitted. We are currently evaluating the impact of adoption on our financial disclosures.
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
3.    Business Combination
The Company owns a 60% equity interest in Moruga, which was established in 2014 when it began small-scale blueberry plantings in Peru. Since inception, Moruga has expanded to approximately 900 productive acres. On May 1, 2022, the shareholders of Moruga amended and restated its shareholders agreement (“the Amendment”), wherein certain supermajority requirements that previously prevented the Company from directing the primary activities of Moruga were removed. In connection with the Amendment, shareholders approved a new capital project to farm approximately 1,500 additional acres of blueberries in the Olmos region of Peru. Blueberries produced will be marketed through an agreement which gives exclusive marketing rights to a minority shareholder. The new capital project was originally anticipated to require a total investment of approximately $50 million, to be funded by cash flow generated by Moruga and supplemented by pro-rata shareholder contributions based on each shareholders’ respective ownership interest.
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
4.    Goodwill and Intangible Asset, net
Goodwill
Changes (if any) in the net carrying amount of goodwill by reportable segment were as follows:

(In millions)	International Farming	Blueberries	Total
Goodwill as of October 31, 2024, 2023 and 2022	$26.9	$12.5	$39.4
The carrying amounts of goodwill as of October 31, 2024 and 2023 were net of accumulated impairment losses of $49.5 million, attributable to the International Farming segment.
For the years ended October 31, 2024 and 2023, management performed its annual goodwill impairment tests of its two reporting units, which indicated that is more-likely-than-not that the fair value of the reporting units exceed their carrying values as of October 31, 2024 and 2023. For the Peruvian farming reporting unit within the International Farming segment, we elected to use a quantitative approach to determine its fair value based on the DCF and GPC methods. The fair value determination using the DCF method requires management to make significant estimates and assumptions related to forecasts of future revenues; earnings before interest, taxes, depreciation, and amortization (EBITDA); and the discount rate. The determination of the fair value using the GPC method requires management to make significant assumptions related to marketplace EBITDA multiples from within a peer public company group. For the Blueberries reporting unit and segment, we performed a Step 0 qualitative analysis.
For the year ended October 31, 2022, management performed its annual goodwill impairment test on its Peruvian farming reporting unit. With the assistance of a third-party specialist, management performed a quantitative assessment of the fair value of the reporting unit using the GPC and DCF methods as described above. We applied an equal weighting to the value conclusions resulting from the two employed approaches, because there was sufficient information to estimate the fair value of the reporting unit under both methods. The selected BEV to EBITDA multiple used in the GPC method was 12.0x for the first forecast year and 8.0x for the second forecast year. The mean and median BEV to EBITDA multiples of GPCs were 10.0x and 8.8x, respectively. The discount rate used in the DCF model was 17.5%, which reflected a significant increase in the WACC due to rising interest rates at the time. In addition, forecasted cash flows have been negatively impacted by tax law repealing tax benefits to agribusiness entities in Peru. Peruvian corporate tax rates will increase from the rate in effect on the date of repeal of 15% to 29.5% by calendar year 2028. When forecasting cash flows during the fourth quarter of 2022, production and sales information regarding the 2022 avocado harvest in Peru became available, along with information on the impact of inflationary pressures on the Peruvian farming cost structure, lowering management’s profitability forecasts for the reporting unit. As a result of the valuations performed, management concluded that the fair value of the reporting unit was lower than its carrying value by $49.5 million, which was recorded as an impairment charge to goodwill in the consolidated statements of income (loss).

MISSION PRODUCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Intangible asset, net

	October 31,
(In millions)	2024	2023
Intangible asset, gross	$2.8	$2.8
Accumulated amortization	(2.8)	(2.3)
Intangible asset, net	$—	$0.5
The intangible asset, net consisted of a distributor relationship that is entirely attributed to the business combination with Moruga on May 1, 2022. The intangible asset had an amortizable life of 2 years, and was recognized in selling, general and administrative expenses coinciding with the timing of the estimated revenues. Amortization expense was $0.5 million, $1.5 million and $0.8 million for the years ended October 31, 2024, 2023 and 2022, respectively.
5.    Inventory
Major classes of inventory were as follows:

	October 31,
(In millions)	2024	2023
Finished goods	$45.1	$29.5
Crop growing costs	27.1	21.5
Packaging and supplies	19.0	19.8
Inventory	$91.2	$70.8
6.    Details of Certain Account Balances
Details of certain significant account balances in our consolidated financial statements are set forth below.
Accrued expenses

	October 31,
(In millions)	2024	2023
Employee-related	$22.1	$12.8
Freight	5.8	4.5
Outside fruit purchase	4.7	2.7
Other	7.3	6.4
Accrued expenses	$39.9	$26.4
Other long-term liabilities

	October 31,
(In millions)	2024	2023
Uncertain tax positions(1)	$17.9	$19.4
Employee-related	2.2	1.4
Trade payables to noncontrolling interest holders	3.5	4.5
Other	2.4	1.1
Other long-term liabilities	$26.0	$26.4
(1) Includes uncertain tax positions related to both income taxes and other statutory tax reserves, plus related penalties and interest.

MISSION PRODUCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Other income (expense), net

	Years Ended October 31,
(In millions)	2024	2023	2022
(Losses) gains on derivative financial instruments	$(0.1)	$0.1	$4.7
Foreign currency transaction gain (loss)	1.6	(1.8)	(2.0)
Interest income	2.1	1.5	1.7
Other income (expense), net	$3.6	$(0.2)	$4.4
Other amounts attributable to noncontrolling interest holders
Amounts included in trade accounts receivable due from noncontrolling interest holders were $5.1 million and $5.7 million as of October 31, 2024 and 2023, respectively. Amounts included in trade accounts payable due to noncontrolling interest holders were $2.6 million and $3.2 million as of October 31, 2024 and 2023, respectively.
7.      Equity Method Investees
Henry Avocado
The Company owns a 49% interest in Henry Avocado Corporation (“Henry Avocado”), an avocado wholesale distributor with operating facilities in California, Arizona, North Carolina, and Texas. The Company purchases, hauls, and packs avocados for growers in the southern California area and imports packed Chilean, Peruvian and Mexican avocados, then markets the fruit to various domestic retail and wholesale outlets. There is a basis difference between the Company’s historical investment in Henry Avocado and the amount recorded in members’ capital by the investee of $4.0 million as of October 31, 2024 and 2023, comprised solely of goodwill.
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

MISSION PRODUCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Financial information for our equity method investees as of and for the years ended October 31 was as follows:

(In millions)	Henry Avocado	Mr. Avocado	Copaltas	Moruga(1)
2024
Current assets	$50.8	$4.9	$2.4
Long-term assets	29.8	5.2	33.4
Current liabilities	23.2	5.8	2.7
Long-term liabilities	10.4	3.7	21.4
Sales	320.4	23.9	—
Gross profit	33.7	0.2	(0.5)
Net income (loss)	10.3	(3.2)	(0.5)
2023
Current assets	$49.5	$5.6	$0.9
Long-term assets	31.9	5.0	29.4
Current liabilities	25.8	4.9	1.8
Long-term liabilities	12.4	3.6	18.6
Sales	263.4	25.2	0.3
Gross profit	32.9	2.6	—
Net income (loss)	9.4	(0.5)	(0.7)
2022
Sales	$371.6	$20.5	$0.2	$39.6
Gross profit	33.4	1.7	0.2	7.1
Net income (loss)	11.5	(1.8)	(0.7)	5.9
(1) Selected financial information for Moruga is set forth for the period under which Moruga was accounted for under the equity method of accounting. As of October 31, 2024, 2023 and 2022, Moruga was consolidated.
The Company’s investments in its equity method investees have been impacted by the following:

(In millions)	Henry Avocado	Mr. Avocado	Copaltas	Total
Investment balance as of October 31, 2022	$23.3	$0.2	$3.6	$27.1
Equity method income (losses)	4.6	(0.2)	(0.4)	4.0
Translation	—	—	0.5	0.5
Dividends declared	(2.7)	—	—	(2.7)
Investment contributions	—	0.7	1.4	2.1
Investment balance as of October 31, 2023	$25.2	$0.7	$5.1	$31.0
Equity method income (losses)	5.0	(1.1)	(0.2)	3.7
Translation	—	—	(0.1)	(0.1)
Dividends declared	(3.2)	—	—	(3.2)
Investment contributions	—	0.6	1.0	1.6
Investment balance as of October 31, 2024	$27.0	$0.2	$5.8	$33.0
8.      Variable Interest Entity
Assets of our variable interest in Moruga may only be used to settle its own liabilities and creditors of Moruga only have recourse for the liabilities of Moruga. A summary of these balances, which are wholly included in our consolidated balance sheets, is as follows:

	October 31,
(In millions)	2024	2023
Current assets	$40.7	$30.0
Long-term assets	74.2	69.9
Current liabilities	22.0	17.0
Long-term liabilities	27.9	25.4

MISSION PRODUCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
The credit facility requires the Company to comply with financial and other covenants, including limitations on investments, capital expenditures, dividend payments, amounts and types of liens and indebtedness, and material asset sales. The Company is also required to maintain certain leverage and fixed charge coverage ratios. As of October 31, 2024, the Company was in compliance with all financial covenants of the credit facility.
Long-term debt under the BoA credit facility consisted of the following:

	October 31,
(In millions)	2024	2023
Revolving line of credit. The interest rate is variable, based on SOFR plus a spread that varies with the Company’s leverage ratio. As of October 31, 2024 and 2023 the interest rate was 6.38% and 7.42%, respectively. Interest is payable monthly and principal is due in full in October 2027.	$20.0	$55.0
Senior term loan (A-1). The interest rate is variable, based on SOFR plus a spread that varies with the Company’s leverage ratio. As of October 31, 2024 and 2023, the interest rate was 6.29% and 7.42%, respectively. Interest is payable monthly, principal is payable quarterly and due in full in October 2027.	45.0	47.5
Senior term loan (A-2). The interest rate is variable, based on SOFR plus a spread that varies with the Company’s leverage ratio. As of October 31, 2024 and 2023, the interest rate was 6.54% and 7.67% respectively. Interest is payable monthly, principal is payable quarterly and due in full in October 2029.	49.0	49.5
Note payable to BoA. Payable in monthly installments including interest at a fixed rate of 3.96%. Principal was due and paid in full July 2024.	—	0.4
Total long-term debt	114.0	152.4
Less debt issuance costs	(0.3)	(0.4)
Long-term debt, net of debt issuance costs	113.7	152.0
Less current portion of long-term debt	(3.0)	(3.4)
Long-term debt, net of current portion	$110.7	$148.6
Other
Certain of our consolidated subsidiaries may also enter into short-term bank borrowings from time to time. Short-term borrowings outstanding were $3.0 million and $2.8 million as of October 31, 2024 and 2023, respectively, with weighted average interest rates of 9.91% and 10.46%, respectively. Our Blueberries business also obtains loans from shareholders from time to time, which accrue interest at rates ranging from 5.0% to 6.5%. Amounts outstanding as of October 31, 2024 are expected to be repaid by the end of fiscal 2026.
The Company may issue standby letters of credit through banking institutions. As of October 31, 2024, none were outstanding and as of October 31, 2023, total letters of credit outstanding were $0.7 million.

MISSION PRODUCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of October 31, 2024, future principal payments for our total debt were as follows:

Year ending October 31,	(In millions)
2025	$6.0
2026	3.0
2027	60.5
2028	8.8
2029	38.7
Thereafter	—
$117.0
10.     Leases
We lease facilities, land, fleet and other industrial equipment under both operating and finance leases, expiring at various dates through 2048. Certain of these leases have clauses such as extension options, stipulated escalation provisions, early termination, and payment obligations for property taxes, insurance, maintenance and other costs.
Lease-related assets and liabilities on our consolidated balance sheets were as follows:

		October 31,
(In millions)	Location on Consolidated Balance Sheets	2024	2023
Assets
Operating	Operating lease right-of-use assets	$67.8	$72.4
Finance	Property, plant and equipment, net	23.2	18.1
Total lease assets		$91.0	$90.5
Liabilities
Current
Operating	Operating leases—current portion	$6.4	$6.6
Finance	Finance leases—current portion	2.9	2.6
Noncurrent
Operating	Operating leases, net of current portion	67.4	71.0
Finance	Finance leases, net of current portion	21.5	14.7
Total lease liabilities		$98.2	$94.9

MISSION PRODUCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Most lease costs are recognized in the consolidated statements of income (loss), however, costs qualifying for capitalization, such as lease costs for land or equipment used in the development of orchards, are recognized into property, plant and equipment or inventory. A summary of lease costs is set forth below:

(In millions)	Inventory	Property, plant and equipment	Cost of sales	Selling, general and administrative expenses	Interest Expense	Total
	Year ended October 31, 2024
Operating leases
Lease cost	$0.1	$—	$8.4	$1.7	$—	$10.2
Variable lease cost	—	—	2.5	—	—	2.5
Short-term lease cost	3.8	2.4	14.2	1.0	—	21.4
Finance leases
Amortization of right-of-use assets	—	—	1.5	—	—	1.5
Interest on lease liabilities	—	—	—	—	2.2	2.2
Total lease cost	$3.9	$2.4	$26.6	$2.7	$2.2	$37.8
	Year ended October 31, 2023
Operating leases
Lease cost	$0.1	$—	$8.4	$1.8	$—	$10.3
Variable lease cost	—	—	2.4	—	—	2.4
Short-term lease cost	1.6	4.1	15.6	1.5	—	22.8
Finance leases
Amortization of right-of-use assets	—	—	1.3	0.1	—	1.4
Interest on lease liabilities	—	—	—	—	1.5	1.5
Total lease cost	$1.7	$4.1	$27.7	$3.4	$1.5	$38.4
	Year ended October 31, 2022
Operating leases
Lease cost	$0.2	$—	$6.4	$1.6	$—	$8.2
Variable lease cost	—	—	1.9	—	—	1.9
Short-term lease cost	1.9	3.5	11.5	1.0	—	17.9
Finance leases
Amortization of right-of-use assets	—	—	0.5	0.2	—	0.7
Interest on lease liabilities	—	—	—	—	0.2	0.2
Total lease cost	$2.1	$3.5	$20.3	$2.8	$0.2	$28.9

MISSION PRODUCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Supplemental cash flow information related to leases is set forth below:

	Years ended October 31,
(In millions)	2024	2023	2022
Cash paid for amounts included in the measurement of lease liabilities of cash flows for:
Operating lease liabilities	$9.2	$8.1	$6.4
Finance lease liabilities	1.4	—	—
Right-of-use assets obtained in exchange for new operating lease liabilities	0.7	12.2	23.1
As of October 31, 2024, future maturities of lease liabilities with original terms in excess of one year were as follows:

	(In millions)
Year ending October 31,	Operating Leases	Finance Leases
2025	$8.9	$2.8
2026	8.3	2.7
2027	7.7	2.7
2028	7.2	2.7
2029	6.7	2.6
Thereafter	73.9	47.3
Total undiscounted future minimum lease payments	$112.7	$60.8
Less imputed interest	(38.9)	(36.4)
Total discounted future minimum lease payments	$73.8	$24.4
Weighted average remaining lease terms and weighted average discount rates as of October 31, 2024 were as follows:

	Operating Leases	Finance Leases
Weighted average remaining lease term (in years)	15.3	21.0
Weighted average discount rate	5.5%	10.0%

MISSION PRODUCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
11.      Commitments and Contingencies
Litigation
We are from time to time involved in legal proceedings and investigations arising in the ordinary course of business, including those relating to employment matters, relationships with clients and contractors, intellectual property disputes and other business matters.
On April 23, 2020, former Mission Produce, Inc. employees filed a class action lawsuit in the Superior Court of the State of California for the County of Los Angeles against us alleging violation of certain wage and labor laws in California, including failure to pay all overtime wages, minimum wage violations, and meal and rest period violations, among others. Additionally, on June 10, 2020, former Mission Produce, Inc. employees filed a class action lawsuit in the Superior Court of the State of California for the County of Ventura against us alleging similar violations of certain wage and labor laws. The plaintiffs in both cases seek damages primarily consisting of class certification and payment of wages earned and owed, plus other consequential and special damages. While the Company believes that it did not violate any wage or labor laws, in May 2021, the plaintiffs in both class action lawsuits and the Company agreed to settle the class action cases. Per the terms of the settlement agreement between the parties, the total amount of the settlement is $1.5 million. The Court granted Final Approval of the Class Action Settlement on June 10, 2024. Payment was sent to the Settlement Administrator on June 26, 2024, to be distributed directly to the class members. Once all settlement checks have been distributed and cashed or returned pursuant to the terms of the Settlement Agreement, the action will be dismissed with prejudice. The Court has set a deadline of June 2025 for Plaintiff to file a declaration from the settlement administrator regarding disbursal of funds.
On October 21, 2024, a former temporary worker placed at the Company’s California packinghouse by a labor contractor utilized by the Company, filed a class action lawsuit in the Superior Court of the State of California for the County of Ventura County against us alleging violations of certain wage and hour laws. The plaintiff seeks damages primarily consisting of class certification, payment of wages earned and owed, liquidated damages, penalties and fees, and injunctive relief. The Company is vigorously defending against the claims. At this time, it is too soon to determine the outcome of the litigation. As a result, the Company has not accrued for any loss contingencies related to these claims because the amount and range of loss, if any, cannot currently be reasonably estimated.
The outcomes of our legal proceedings and other contingencies are inherently unpredictable, subject to significant uncertainties, and if one or more legal matters were resolved against the Company in a reporting period for amounts above management’s expectations, the Company’s financial condition and operating results for that period could be materially adversely affected.
12.     Income Taxes
The components of the provision for income taxes were as follows:

	Years Ended October 31,
(In millions)	2024	2023	2022
Current
Federal	$12.1	$3.2	$0.5
State	2.2	0.6	(0.1)
Foreign	12.3	4.8	3.9
Total current	26.6	8.6	4.3
Deferred
Federal	(1.7)	(2.9)	0.7
State	(0.3)	(0.1)	0.2
Foreign	(6.0)	(3.4)	(1.5)
Total deferred	(8.0)	(6.4)	(0.6)
Provision for income taxes	$18.6	$2.2	$3.7

MISSION PRODUCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. and foreign components of (loss) income before income taxes were as follows:

	Years Ended October 31,
(In millions)	2024	2023	2022
U.S.	$48.7	$8.2	$1.9
Foreign	11.7	(9.1)	(33.1)
Income (loss) before income taxes	$60.4	$(0.9)	$(31.2)
A reconciliation of the provision for income taxes computed at the federal statutory tax rate to income taxes as reflected in the financial statements is as follows. Certain reconciling items that were presented in other, net in previous periods have been reclassified to conform with current period presentation.

	Years Ended October 31,
	2024	2023	2022
Federal statutory rate	21.0%	21.0%	21.0%
State income taxes, net of federal tax benefit	2.4%	(37.4)%	(0.7)%
GILTI	—%	—%	(1.9)%
Non-deductible executive compensation	1.8%	(38.7)%	(0.9)%
Foreign rate differential	2.6%	(16.0)%	0.4%
Excess tax benefits from share-based compensation	0.3%	(14.6)%	—%
Prior year adjustments	0.6%	(7.0)%	1.2%
Change in valuation allowance	1.7%	(142.5)%	(0.8)%
Foreign tax credits	(0.1)%	—%	0.8%
Peru income tax rate change	(2.5)%	—%	1.8%
Change in unrecognized tax benefits	0.5%	(60.7)%	(2.8)%
Mexican advance payment write-off	—%	(190.3)%	—%
ASC 740-30 (formerly APB 23) change	—%	189.1%	—%
Goodwill impairment	—%	—%	(33.4)%
Moruga fair value remeasurement	—%	—%	1.4%
Other, net	2.5%	40.5%	1.9%
Effective tax rate(1)	30.8%	(256.6)%	(12.0)%
(1) May not sum due to rounding.
Deferred taxes are recognized for temporary differences between the basis of assets and liabilities for financial statement and income tax purposes. The significant components of deferred tax assets and liabilities were as follows:

	October 31,
(In millions)	2024	2023
Accrued expenses	$7.1	$4.9
Net operating loss and other carryforwards	12.2	7.0
Business interest limitation carryforward	—	0.7
Inventory	1.0	0.6
Operating lease liabilities	14.9	16.0
Allowances, reserves, and other	2.0	1.3
Total deferred tax assets	37.2	30.5
Less: valuation allowance	(2.9)	(1.9)
Total net deferred tax assets	$34.3	$28.6
Equity interest in unconsolidated subsidiaries	(3.8)	(3.8)
Interest rate swaps	—	(0.1)
Property, plant and equipment	(23.8)	(24.7)
Operating lease right-of-use assets	(13.6)	(15.0)
Total deferred tax liabilities	(41.2)	(43.6)
Total net deferred tax assets/(liabilities)	$(6.9)	$(15.0)

MISSION PRODUCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of October 31, 2024, the Company had foreign net operating loss carryforwards of $46.3 million, all of which, carries forward indefinitely. The Company's remaining foreign net operation loss carryforwards begin to expire in 2032.
The net change in the valuation allowance for deferred tax assets was $(1.0) million and $(1.2) million for the years ended October 31, 2024 and 2023, respectively. Our valuation allowances primarily relate to deferred tax assets in jurisdictions with current and historical losses as well as deferred tax assets which would generate capital losses and can only be realizable upon generation of future capital gains.
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
A reconciliation of the total amounts of unrecognized tax benefits (exclusive of interest and penalties) is as follows:

	October 31,
(In millions)	2024	2023
Unrecognized tax benefits beginning of year	$7.6	$6.7
Increases related to prior year positions	0.3	0.2
Lapse of statute of limitation	(0.2)	—
Foreign currency remeasurement	(0.7)	0.7
Unrecognized tax benefits end of year	$7.0	$7.6
If recognized, the total amount of unrecognized tax benefits as of October 31, 2024 and 2023 would impact the effective tax rate. There is potential for significant changes to unrecognized tax benefits by the end of fiscal year 2024 with regards to the 2013 tax assessment as discussed below.
The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. The Company recorded $(0.7) million, $1.1 million, and $0.6 million of interest and penalties and the respective foreign currency gain or loss in the years ended October 31, 2024, 2023 and 2022, respectively, in the consolidated statements of net income (loss) and had $8.7 million and $9.4 million for interest and penalties accrued as of October 31, 2024 and 2023, respectively, which have been included in other long-term liabilities in the consolidated balance sheets.
We conduct business both domestically and internationally and, as a result, one or more of our subsidiaries files income tax returns in U.S. federal, U.S. state and certain foreign jurisdictions. Accordingly, in the normal course of business, we are subject to examination by taxing authorities, primarily in the United States, Mexico and Peru. The Company is no longer subject to U.S. federal tax examinations for the fiscal years prior to and including October 31, 2020, nor is it subject to U.S. state income tax examinations for fiscal years prior to and including October 31, 2019. The Company is no longer subject to income tax examinations in Mexico for calendar years prior to and including December 31, 2018, except for the 2013 calendar year, which is under audit as discussed below. The Company is no longer subject to income tax examinations in Peru for calendar years prior to and including December 31, 2018.
The Company’s wholly owned subsidiary in Mexico is currently under audit for the fiscal year 2013 and received certain proposed adjustments during fiscal year 2018 from the Mexican taxing authorities pertaining to disallowed deductions. During June 2018, the Company filed an administrative appeal challenging the 2013 tax assessment, which in June 2019 the authorities issued a resolution revoking the tax assessment and ordering the tax auditors to appraise some evidence and re-issue a new assessment in connection with one of the intermediaries. The Mexican subsidiary filed a tax lawsuit since the tax auditors did not appraise the evidence offered in connection with a significant portion of the disallowed deductions, which the Company is currently waiting for the resolution of the trial. The Company believes that it has adequately provided taxes for this matter.
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

MISSION PRODUCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
13.      Shareholders’ Equity
2020 Incentive Award Plan
On October 1, 2020, our Board of Directors adopted the 2020 Incentive Award Plan (“2020 Plan”), which provides for the grant of equity awards, including stock options, RSUs, and PSUs to directors, employees, consultants, and certain of our affiliates. The terms of awards may vary based on the grantee classification, or nature of the award, such as awards contingent upon discrete events, or awards related to continuing employment. Upon adoption of the 2020 Plan, the Company’s former stock incentive plan was simultaneously closed, and all shares subject to awards outstanding and shares available for issuance were transferred to, or became available for issuance under the 2020 Plan. A maximum of 9,880,190 shares of common stock may be issued under the 2020 Plan. As of October 31, 2024, 7,473,421 shares were available for issuance under the 2020 Plan.
Stock-based compensation
Stock-based compensation expense is recorded in selling, general and administrative expenses in the consolidated statements of income (loss). Total stock-based compensation expense under these plans and the total related recognized tax benefit were as follows:

	Years Ended October 31,
(In millions)	2024	2023	2022
RSUs	$4.3	$3.4	$2.0
PSUs	1.9	0.1	0.3
Stock options	0.9	1.0	1.3
Total stock-based compensation expense under incentive plans, pretax	7.1	4.5	3.6
Tax benefit	0.5	0.4	—
Unrecognized stock-based compensation expense as of October 31, 2024 was $7.6 million and is expected to be recognized over a weighted-average period of 1.5 years.
RSUs

RSUs are service-based awards granted under the 2020 Plan to eligible employees and non-employees. RSUs are expected to be settled with shares of the Company’s common stock. Vesting and forfeiture conditions are specific to each grant as determined by the plan administrator. The fair value of RSUs is determined based on the market price of our common stock on the date of grant.
Employees
RSUs granted to eligible employees generally vest ratably over three to four years. Certain employees are also eligible to defer the distribution of shares between two to five years, either in lump sum or annual installments. Deferral elections are made annually at the beginning of each plan year and apply to grants made within said year. The weighted average grant date fair value of RSUs granted to employees in the years ended October 31, 2024, 2023 and 2022 was $10.31, $11.87, and $15.88, respectively.

MISSION PRODUCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Activity for awards during the year ended October 31, 2024 was as follows:

	Units (in thousands)	Weighted average grant-date fair value per unit
Outstanding at October 31, 2023	517	$13.38
Granted	276	10.31
Vested	(201)	13.77
Forfeited	(3)	10.79
Outstanding at October 31, 2024	589	$11.83
Vested and deferred at October 31, 2024	2	$11.87
Board of Directors
Under our Director Compensation Plan, new directors receive an initial sign-on grant and continuing directors receive an automatic annual grant on the date of each Annual Shareholders’ Meeting, set to cliff-vest at the earlier of one year following the grant date or at the subsequent Annual Shareholders’ Meeting. Directors are also eligible to defer the distribution of shares between two to five years, either in lump sum or annual installments. Deferral elections are made annually at the beginning of each plan year and apply to grants made within said year. The weighted average grant date fair value of RSUs granted to directors in the years ended October 31, 2024, 2023, and 2022 was $11.47, $11.18, and $13.08, respectively.

Activity for RSU awards for directors during the year ended October 31, 2024 was as follows:

	Units (in thousands)	Weighted average grant-date fair value per unit
Outstanding at October 31, 2023	73	$11.18
Granted	63	11.47
Vested	(73)	11.18
Forfeited	—	—
Outstanding at October 31, 2024	63	$11.47
Vested and deferred at October 31, 2024	45	$13.76
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
The weighted average grant date fair value of PSUs granted in the years ended October 31, 2024, 2023 and 2022 was $10.38, $11.90 and $15.89, respectively. Activity for PSU awards during the year ended October 31, 2024 was as follows.

	Units (in thousands)	Weighted average grant-date fair value per unit
Unvested at October 31, 2023	252	$13.38
Granted at target	213	10.38
Vested	—	—
Forfeited	—	—
Unvested at October 31, 2024	465	$12.01
Stock options
No stock options were granted during the years ended October 31, 2024, 2023 or 2022. Historical grants of stock options were predominantly made in connection with our IPO. Stock options vest based on tenure of employment or other specific events and expire 10 years after the grant date. The total grant-date fair value of stock options vested during the years ended October 31, 2024, 2023 and 2022 was $1.1 million, $1.1 million, and $1.4 million, respectively. The total intrinsic value of stock options exercised

MISSION PRODUCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
during the year ended October 31, 2024 was less than $0.1 million. During both years ended October 31, 2023 and 2022, the total intrinsic value of stock options exercised was $0.1 million.
CEO Award
Stock option activity for an award granted to our CEO in 2019, prior to our initial public offering (“CEO Award”) during the year ended October 31, 2024 was as follows:

	Number of options (in thousands)	Weighted-average exercise price	Weighted-average remaining life (in years)	Aggregate intrinsic value (in millions)
Outstanding at October 31, 2023	1,700	$13.74
Granted	—
Exercised	—
Forfeited	—
Outstanding and exercisable at October 31, 2024	1,700	$13.74	4.7	$—

	Number of options (in thousands)	Weighted average grant-date fair value
Unvested at October 31, 2023	170	$5.35
Granted	—	—
Vested	(170)	5.35
Forfeited	—	—
Unvested at October 31, 2024	—	$—
Employees
Stock options to employees (excluding the CEO) generally have ratable vesting over four years. Activity for these awards during the year ended October 31, 2024 was as follows:

	Number of options (in thousands)	Weighted-average exercise price	Weighted-average remaining life (in years)	Aggregate intrinsic value (in millions)
Outstanding at October 31, 2023	379	$12.00
Granted	—	—
Exercised	(4)	12.00
Forfeited	—	—
Expired	—	—
Outstanding and exercisable at October 31, 2024	375	$12.00	5.9	$—

	Number of options (in thousands)	Weighted average grant-date fair value
Unvested at October 31, 2023	99	$3.61
Granted	—	—
Vested	(99)	3.61
Forfeited	—	—
Unvested at October 31, 2024	—	$—
Dividends
If we do not comply with certain covenants under our credit facility, our ability to pay dividends in the future could be limited.

MISSION PRODUCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Stock Repurchase Program
On September 6, 2023, the Board of Directors approved a stock repurchase program, which permits the Company to repurchase up to $20 million of shares of the Company’s common stock within 36 months from adoption. The shares may be repurchased from time to time in open market or privately negotiated transactions in such quantities and at such prices as may be authorized by certain designated officers of the Company. No shares were repurchased during the year ended October 31, 2024. During the year ended October 31, 2023, $0.6 million of shares were repurchased. As of October 31, 2024, $19.4 million of shares remains authorized for repurchase.

14.     Fair Value Measurements
Financial assets measured and recorded at fair value on a recurring basis included in the consolidated balance sheets were as follows:

	October 31, 2024				October 31, 2023
(In millions)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Mutual funds	$2.2	$2.2	$—	$—	$1.4	$1.4	$—	$—
Interest rate swap	—	—	—	—	0.4	—	0.4	—
Liabilities
Interest rate swap	0.2	—	0.2	—	—	—	—	—
Our mutual fund investments relate to our deferred compensation plan, which are held in a Rabbi trust which is included in other assets in our consolidated balance sheets. The funds are measured at quoted prices in active markets, which is equivalent to their fair value.
The fair value of interest rate swaps is determined using widely accepted valuation techniques, including the DCF method. The analysis reflects the contractual terms of the swaps, including the period to maturity, and uses observable market-based inputs, including interest rate curves (“significant other observable inputs”). The fair value calculation also includes an amount for risk of non-performance using “significant unobservable inputs” such as estimates of current credit spreads to evaluate the likelihood of default. The Company has concluded, as of October 31, 2024 and 2023, the fair value associated with the “significant unobservable inputs” relating to the Company’s risk of non-performance was insignificant to the overall fair value of the interest rate swap agreements and, as a result, the Company has determined that the relevant inputs for purposes of calculating the fair value of the interest rate swap agreements, in their entirety, were based upon “significant other observable inputs”. The assets or liabilities associated with the interest rate swaps have been included in prepaid and other current assets and other assets or accrued expenses and other long-term liabilities in the consolidated balance sheets and gains and losses for the interest rate swaps have been included in other income (expense), net in the consolidated statements of income (loss).

MISSION PRODUCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
15.    Earnings Per Share

	Years Ended October 31,
	2024	2023	2022
Numerator:
Net income (loss) attributable to Mission Produce (in millions)	$36.7	$(2.8)	$(34.6)
Denominator:
Weighted average shares of common stock outstanding, used in computing basic earnings per share	70,861,023	70,750,239	70,647,469
Effect of dilutive stock options	—	—	—
Effect of dilutive RSUs	151,806	—	—
Weighted average shares of common stock outstanding, used in computing diluted earnings per share	71,012,829	70,750,239	70,647,469
Earnings per share
Basic	$0.52	$(0.04)	$(0.49)
Diluted	$0.52	$(0.04)	$(0.49)
Equity awards representing shares of common stock outstanding that were excluded in the computation of diluted earnings per share because their effect would have been anti-dilutive as a result of applying the treasury stock method, were as follows:

	Years Ended October 31,
	2024	2023	2022
Anti-dilutive stock options	2,077,700	2,097,239	606,453
Anti-dilutive RSUs	304,101	588,266	200,681

MISSION PRODUCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
16.     Related Party Transactions
Transactions with related parties included in the consolidated financial statements were as follows:

	Consolidated Balance Sheets				Consolidated Statements of Income (Loss)
	Accounts receivable	Property, plant and equipment, net	Accounts payable & accrued expenses	Finance lease liabilities	Net sales	Cost of sales	Interest expense	Other income (expense), net
(In millions)	October 31, 2024				Year ended October 31, 2024
Equity method investees:
Henry Avocado	$—	$—	$—	$—	$3.9	$—	$—	$—
Mr. Avocado	0.7	—	—	—	0.2	—	—	—
Other:
Directors/officers(1)	0.2	20.0	—	21.7	1.3	3.3	2.1	—
Employees(2)	—	—	0.4	—	—	9.3	—	—
	October 31, 2023				Year ended October 31, 2023
Equity method investees:
Henry Avocado	$—	$—	$0.1	$—	$1.8	$0.1	$—	$—
Mr. Avocado	2.9	—	—	—	8.8	—	—	—
Other:
Directors/officers(1)	0.1	15.2	0.2	15.7	1.0	2.9	1.4	—
Employees(2)	—	—	0.5	—	—	9.1	—	—
					Year ended October 31, 2022
Equity method investees:
Henry Avocado					$2.7	$0.5	$—	$—
Mr. Avocado					2.7	—	—	—
Copaltas(3)					—	—	—	0.1
Moruga(4)					4.1	—	—	—
Other:
Directors/officers(1)					1.0	5.8	—	—
Employees(2)					—	6.2	—	—
(1)The Company purchases from and sells avocados to, and provides logistics services to, a small number of entities having full or partial ownership by some of our directors/officers. These transactions are made under substantially similar terms as with other growers and customers. The Company purchases from and sells fruit to, and provides logistics services to, a small number of entities having full or partial ownership by some of our directors/officers. These transactions are made under substantially similar terms as with other growers and customers. Our blueberries business leases land under a long-term lease with a company owned by one of our directors. The rental rate in the lease was comparable to market rates and reflective of an arms-length transaction. The lease was accounted for as a finance lease right-of-use asset and is included in property, plant and equipment, net in the consolidated balance sheets, with amortization and interest expense recognized in cost of sales and interest expense, respectively, in the condensed consolidated statements of income (loss). The portion of lease costs attributable to noncontrolling interest, net of income taxes, was $0.9 million and $0.6 million for the years ended October 31, 2024 and 2023, respectively, and included as part of net income (loss) attributable to noncontrolling interest in the consolidated statements of income (loss). During fiscal 2023, we purchased 20 hectares of land in Peru from the same company owned by this same director for $0.2 million, which was comparable to market rates and reflective of an arms-length transaction.
(2)The Company utilizes a small number of transportation vendors in Mexico having full or partial ownership by some of our employees. The Company also purchases avocados from a small number of entities having full or partial ownership by some employees. These transactions are made under substantially similar terms as with other transportation carriers and growers.
(3)Amount represents interest income received related to a loan the Company provided to Copaltas to support growth and expansion projects. The loan bore interest at 6.66% and was repaid in full in fiscal 2022.
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
17.     Segment and Revenue Information
We have three operating segments which are also reportable segments. Our reportable segments are presented based on how information is used by our CEO, who is the chief operating decision maker, to measure performance and allocate resources. After the consolidation of Moruga on May 1, 2022 (refer to Notes 2 and 3 for more information), the information used by the CEO changed to include the results of Moruga, and as such, we determined our reportable segments to be:
•Marketing & Distribution. Our Marketing & Distribution reportable segment sources fruit from growers and then distributes the fruit through our global distribution network.

MISSION PRODUCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
•International Farming. International Farming owns and operates orchards from which the vast majority of fruit produced is sold to our Marketing & Distribution segment. The segment’s farming activities range from cultivating early-stage plantings to harvesting from mature trees. It also earns service revenues for packing and processing fruit for both our Blueberries segment, as well as for third-party producers of other crops. Operations are principally located in Peru, with smaller operations emerging in other areas of Latin America.
•Blueberries. The Blueberries segment represents the results of Moruga, subsequent to its consolidation on May 1, 2022. Moruga’s farming activities include cultivating early-stage blueberry plantings and harvesting mature bushes. Substantially all blueberries produced are sold to a single distributor under an exclusive marketing agreement.
The CEO evaluates and monitors segment performance primarily through segment sales and segment adjusted EBITDA. Adjusted EBITDA refers to net income (loss), before interest expense, income taxes, depreciation and amortization expense, stock-based compensation expense, other income (expense), and income (loss) from equity method investees, further adjusted by asset impairment and disposals, net of insurance recoveries, farming costs for nonproductive orchards (which represents land lease costs), certain noncash and nonrecurring ERP costs, transaction costs, material legal settlements, amortization of inventory adjustments recognized from business combinations, and any special, non-recurring, or one-time items such as remeasurements or impairments, and any portion of these items attributable to the noncontrolling interest, all of which are excluded from the results the CEO reviews uses to assess segment performance and results. We believe that adjusted EBITDA by segment provides useful information for analyzing the underlying business results as well as allowing investors a means to evaluate the financial results of each reportable segment in relation to the Company as a whole. These measures are not in accordance with, nor are they a substitute for or superior to, the comparable GAAP financial measures. Effective for the fourth quarter of 2024, the Company made a change in presentation of its reconciliation of adjusted EBITDA to its comparable GAAP financial measure to include a subtotal of the non-GAAP adjustments before the effect of the noncontrolling interest adjustment called “adjusted EBITDA before adjustment for noncontrolling interest.” The presentation change has no impact to total adjusted EBITDA. We believe the addition of the subtotal within the reconciliation is useful because it better aligns with management’s sequence of review of the information in the reconciliation.
Net sales from each of our reportable segments were as follows.

	Marketing & Distribution	International Farming	Blueberries	Total	Marketing & Distribution	International Farming	Blueberries	Total	Marketing & Distribution	International Farming	Blueberries(1)	Total
	Years ended October 31,
(In millions)	2024				2023				2022
Third party sales	$1,152.6	$6.4	$75.7	$1,234.7	$889.9	$11.6	$52.4	$953.9	$1,016.1	$19.1	$10.7	$1,045.9
Affiliated sales	—	58.5	—	58.5	—	78.6	—	78.6	—	95.6	—	95.6
Total segment sales	$1,152.6	$64.9	$75.7	$1,293.2	$889.9	$90.2	$52.4	$1,032.5	$1,016.1	$114.7	$10.7	$1,141.5
Intercompany eliminations	—	(58.5)	—	(58.5)	—	(78.6)	—	(78.6)	—	(95.6)	—	(95.6)
Total net sales	$1,152.6	$6.4	$75.7	$1,234.7	$889.9	$11.6	$52.4	$953.9	$1,016.1	$19.1	$10.7	$1,045.9
(1) The Blueberries segment was consolidated prospectively from May 1, 2022.
Supplemental sales information is as follows:

	Years Ended October 31,
(In millions)	2024	2023	2022
By type
Avocado	$1,092.2	$851.1	$998.5
Blueberry(1)	75.7	52.4	10.7
Mango	55.7	37.3	17.5
Other	11.1	13.1	19.2
Total net sales	$1,234.7	$953.9	$1,045.9
By customer location
United States	1,022.7	760.5	854.7
Rest of world	212.0	193.4	191.2
Total net sales	$1,234.7	$953.9	$1,045.9
(1)Blueberry sales are generated entirely by our Blueberries segment, and are therefore reported prospectively from May 1, 2022.

MISSION PRODUCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Adjusted EBITDA for each of our reportable segments was as follows:

	Years Ended October 31,
(In millions)	2024	2023	2022
Marketing & Distribution adjusted EBITDA	$85.1	$40.1	$23.5
International Farming adjusted EBITDA	4.6	3.1	23.3
Blueberries adjusted EBITDA	18.1	5.2	0.8
Total reportable segment adjusted EBITDA	$107.8	$48.4	$47.6
Net income (loss)	41.8	(3.1)	(34.9)
Interest expense(1)	12.6	11.6	5.5
Provision for income taxes	18.6	2.2	3.7
Depreciation and amortization(2)	37.7	32.8	24.8
Equity method income	(3.7)	(4.0)	(5.1)
Stock-based compensation	7.1	4.5	3.6
Severance	1.3	1.3	—
Legal settlement	0.2	—	—
Asset impairment and disposals, net of insurance recoveries	3.9	1.3	0.4
Farming costs for nonproductive orchards	1.7	1.8	1.5
ERP costs(3)	2.2	2.2	4.6
Goodwill impairment	—	—	49.5
Remeasurement gain on business combination with Moruga	—	—	(2.0)
Transaction costs	—	0.3	0.6
Amortization of inventory adjustment recognized from business combination	—	0.7	0.4
Other (income) expense, net	(3.6)	0.2	(4.4)
Adjusted EBITDA before adjustment for noncontrolling interest	$119.8	$51.8	$48.2
Noncontrolling interest(4)	(12.0)	(3.4)	(0.6)
Total adjusted EBITDA	$107.8	$48.4	$47.6
(1)Includes interest expense from finance leases, the most significant of which is for nonproductive land at our Blueberries segment of $1.8 million and $1.4 million for the years ended October 31, 2024 and 2023, respectively.
(2)Includes depreciation and amortization of purchase accounting assets of $3.7 million, $2.4 million and $1.4 million for the years ended October 31, 2024, 2023 and 2022, respectively. Includes amortization of finance leases, the most significant of which is for nonproductive land at our Blueberries segment of $0.7 million and $0.6 million for the years ended October 31, 2024 and 2023, respectively. The year ended October 31, 2024 included $4.1 million of accelerated depreciation expense recognized during the first quarter, for certain blueberry plants determined to have no remaining useful life.
(3)Includes recognition of deferred implementation costs in all years. The year ended October 31, 2022 also includes post-implementation process reengineering costs.
(4)Represents net income (loss) attributable to noncontrolling interest plus the impact of non-GAAP adjustments, allocable to the noncontrolling owner based on their percentage of ownership interest.
Property, plant and equipment, net attributed to geographic areas was as follows:

	October 31,
(In millions)	2024	2023
North America	$182.3	$141.7
South America	325.2	370.5
Europe	15.9	11.0
Property, plant and equipment, net	$523.4	$523.2

18.      Subsequent event
In November 2024, the Company announced plans to close its Canadian distribution centers within its Marketing & Distribution segment. Operations at these distribution centers will continue until their planned closure during the first quarter of fiscal 2025. In connection with the closure, we expect to recognize approximately $1.3 million of accelerated depreciation of property, plant and equipment and $0.4 million of accelerated lease expense during the first quarter of 2025. Severance costs are expected to be immaterial.