Form 10-Q
period 2025-01-31
Mission Produce, Inc.
filed 2025-03-10
CIK 1802974

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________
FORM 10-Q
_____________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2025
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒
As of February 28, 2025, the registrant had 71,071,752 shares of common stock at $0.001 par value outstanding.

MISSION PRODUCE, INC.
TABLE OF CONTENTS

FORM 10-Q
FISCAL FIRST QUARTER 2025

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
•Other risks and factors listed under “Item 1A. Risk Factors” in our most recent Annual Report on Form 10-K for the year ended October 31, 2024 and elsewhere in this report.
We have based the forward-looking statements contained in this report primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations, prospects, business strategy and financial needs. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, assumptions and other factors described in “Item 1A. Risk Factors” in our most recent Annual Report on Form 10-K for the year ended October 31, 2024 and elsewhere in this report. These risks are not exhaustive. Other sections of this report include additional factors that could adversely impact our business and financial performance. Furthermore, new risks and uncertainties emerge from time to time and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this report. We cannot assure you that the results, events and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.
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

PART I- FINANCIAL INFORMATION
Item 1.    Financial Statements
MISSION PRODUCE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In millions, except for shares)	January 31, 2025	October 31, 2024
Assets
Current Assets:
Cash and cash equivalents	$40.1	$58.0
Restricted cash	2.1	1.3
Accounts receivable
Trade, net of allowances of $0.7 and $0.8, respectively	100.1	95.4
Grower and fruit advances	3.7	1.7
Other	16.5	15.3
Inventory	122.7	91.2
Prepaid expenses and other current assets	9.5	9.4
Income taxes receivable	2.5	6.7
Total current assets	297.2	279.0
Property, plant and equipment, net	528.4	523.4
Operating lease right-of-use assets	66.7	67.8
Equity method investees	33.5	33.0
Deferred income tax assets, net	9.4	9.7
Goodwill	39.4	39.4
Other assets	23.2	19.2
Total assets	$997.8	$971.5

Liabilities and Equity
Liabilities
Accounts payable	$47.6	$35.3
Accrued expenses	46.3	39.9
Income taxes payable	3.0	7.7
Grower payables	60.6	50.3
Short-term borrowings	—	3.0
Notes payable	—	0.5
Loans from noncontrolling interest holders—current portion	0.6	0.1
Long-term debt—current portion	3.0	3.0
Operating leases—current portion	7.2	6.4
Finance leases—current portion	1.4	2.9
Total current liabilities	169.7	149.1
Long-term debt, net of current portion	114.9	110.7
Loans from noncontrolling interest holders, net of current portion	0.9	1.8
Operating leases, net of current portion	66.4	67.4
Finance leases, net of current portion	21.6	21.5
Income taxes payable	1.3	1.3
Deferred income tax liabilities, net	16.5	16.6
Other long-term liabilities	23.6	26.0
Total liabilities	414.9	394.4
Commitments and contingencies (Note 7)
Shareholders’ Equity
Common stock ($0.001 par value, 1,000,000,000 shares authorized; 71,065,552 and 70,914,767 shares issued and outstanding as of January 31, 2025 and October 31, 2024, respectively)	0.1	0.1
Additional paid-in capital	240.7	239.7
Accumulated other comprehensive loss	(1.3)	(0.2)
Retained earnings	311.3	307.7
Mission Produce shareholders' equity	550.8	547.3
Noncontrolling interest	32.1	29.8
Total equity	582.9	577.1
Total liabilities and equity	$997.8	$971.5
See accompanying notes to unaudited condensed consolidated financial statements.

MISSION PRODUCE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended January 31,
(In millions, except for per share amounts)	2025	2024
Net sales	$334.2	$258.7
Cost of sales	302.7	230.0
Gross profit	31.5	28.7
Selling, general and administrative expenses	22.2	20.7
Operating income	9.3	8.0
Interest expense	(2.2)	(3.3)
Equity method income	0.8	0.4
Other income (expense), net	1.5	(1.0)
Income before income taxes	9.4	4.1
Provision for income taxes	3.2	2.1
Net income	$6.2	$2.0
Less: Net income attributable to noncontrolling interest	2.3	2.0
Net income attributable to Mission Produce	$3.9	$—

Net income per share attributable to Mission Produce:
Basic	$0.06	$0.00
Diluted	$0.05	$0.00
See accompanying notes to unaudited condensed consolidated financial statements.

MISSION PRODUCE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended January 31,
(In millions)	2025	2024
Net income	$6.2	$2.0
Other comprehensive (loss) income, net of tax
Foreign currency translation adjustments	(1.1)	0.8
Total comprehensive income, net of tax	5.1	2.8
Less: Comprehensive income attributable to noncontrolling interest	2.3	2.0
Comprehensive income	$2.8	$0.8
See accompanying notes to unaudited condensed consolidated financial statements.

MISSION PRODUCE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)

(In millions, except for shares)	Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings	Noncontrolling interest	Total equity
	Shares	Amount
Balance at October 31, 2023	70,728,404	$0.1	$233.4	$(0.9)	$271.0	$24.7	$528.3
Stock-based compensation	—	—	1.4	—	—	—	1.4
Issuance of common stock for equity awards, net of shares withheld for the settlement of taxes	112,899	—	(0.7)	—	—	—	(0.7)
Net income	—	—	—	—	—	2.0	2.0
Other comprehensive income	—	—	—	0.8	—	—	0.8
Balance at January 31, 2024	70,841,303	$0.1	$234.1	$(0.1)	$271.0	$26.7	$531.8

Balance at October 31, 2024	70,914,767	$0.1	$239.7	$(0.2)	$307.7	$29.8	$577.1
Stock-based compensation	—	—	2.0	—	—	—	2.0
Issuance of common stock for equity awards, net of shares withheld for the settlement of taxes	153,856	—	(1.3)	—	—	—	(1.3)
Exercise of stock options	21,929	—	0.3	—	—	—	0.3
Purchase and retirement of common stock	(25,000)	—	—	—	(0.3)	—	(0.3)
Net income	—	—	—	—	3.9	2.3	6.2
Other comprehensive loss	—	—	—	(1.1)	—	—	(1.1)
Balance at January 31, 2025	71,065,552	$0.1	$240.7	$(1.3)	$311.3	$32.1	$582.9
See accompanying notes to unaudited condensed consolidated financial statements.

MISSION PRODUCE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)

	Three Months Ended January 31,
(In millions)	2025	2024
Operating Activities
Net income	$6.2	$2.0
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	8.7	12.9
Amortization of debt issuance costs	0.1	0.1
Equity method income	(0.8)	(0.4)
Noncash lease expense	1.8	1.5
Stock-based compensation	2.0	1.4
Dividends received from equity method investees	—	3.2
Losses on asset impairment, disposals and sales	0.1	0.2
Deferred income taxes	—	(0.8)
Unrealized gain on derivative financial instruments	(0.1)	—
Other	(0.6)	0.9
Effect on cash of changes in operating assets and liabilities:
Trade accounts receivable	(5.0)	(10.9)
Grower fruit advances	(2.0)	(0.5)
Other receivables	(1.6)	(0.7)
Inventory	(31.5)	(14.8)
Prepaid expenses and other current assets	(0.3)	—
Income taxes receivable	4.4	0.3
Other assets	(4.0)	0.1
Accounts payable and accrued expenses	18.5	4.6
Income taxes payable	(4.8)	1.2
Grower payables	10.4	10.1
Operating lease liabilities	(0.9)	(0.9)
Other long-term liabilities	(1.8)	—
Net cash (used in) provided by operating activities	$(1.2)	$9.5
Investing Activities
Purchases of property, plant and equipment	(14.8)	(9.9)
Other	(0.1)	—
Net cash used in investing activities	$(14.9)	$(9.9)
Financing Activities
Borrowings on revolving credit facility	15.0	15.0
Payments on revolving credit facility	(10.0)	(10.0)
Repayment of short-term borrowings	(3.5)	(2.8)
Principal payments on long-term debt obligations	(0.8)	(0.9)
Principal payments on finance lease obligations	(0.1)	(2.3)
Payments for long-term supplier financing	(0.3)	(0.3)
Principal payments on loans due to noncontrolling interest holder	—	(0.5)
Payments of minimum withholding taxes on net share settlement of equity awards	(1.3)	(0.7)
Exercise of stock options	0.3	—
Purchase and retirement of common stock	(0.3)	—
Net cash used in financing activities	$(1.0)	$(2.5)
Effect of exchange rate changes on cash	—	0.2
Net decrease in cash, cash equivalents and restricted cash	(17.1)	(2.7)
Cash, cash equivalents and restricted cash, beginning of period	59.3	43.2
Cash, cash equivalents and restricted cash, end of period	$42.2	$40.5

	Three Months Ended January 31,
(In millions)	2025	2024
Summary of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets:
Cash and cash equivalents	$40.1	$39.9
Restricted cash	2.1	0.6
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statements of cash flows	$42.2	$40.5
See accompanying notes to unaudited condensed consolidated financial statements.

MISSION PRODUCE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1.     General
Business
Mission Produce, Inc. together with its consolidated subsidiaries (“Mission,” “the Company,” “we,” “us” or “our”), is a global leader in the avocado industry. The Company’s expertise lies in the farming, packaging, marketing and distribution of avocados to food retailers, distributors and produce wholesalers worldwide. The Company procures avocados principally from California, Mexico and Peru. Through our various operating facilities, we grow, sort, pack, bag and ripen avocados and a small amount of other fruits for distribution to domestic and international markets. We report our results of operations in three operating segments: Marketing & Distribution, International Farming and Blueberries (see Note 12).
Basis of presentation and consolidation
The unaudited interim condensed consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and include the Company’s consolidated domestic and international subsidiaries and variable interest entity (“VIE”) for which we are the primary beneficiary and have a controlling interest. Certain information and disclosures normally included in annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. Accordingly, these unaudited interim condensed consolidated financial statements and accompanying footnotes should be read in conjunction with the Company’s Annual Report for the year ended October 31, 2024. In the opinion of management, all adjustments, of a normal recurring nature, considered necessary for a fair statement have been included in the unaudited condensed consolidated financial statements. Interim results of operations are not necessarily indicative of future results, including results that may be expected for the twelve months ended October 31, 2025.
Recently issued accounting and disclosure standards
In November 2024, and as updated in January 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures. The ASU requires that an entity disclose additional information about specific expense categories in the notes to financial statements at interim and annual reporting periods. This information is generally not presented in the financial statements today. The amendments in this ASU are required to be adopted for fiscal years beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The amendments should be applied either (1) prospectively to financial statements issued for reporting periods after the effective date of this update or (2) retrospectively to any or all prior periods presented in the financial statements. We are currently evaluating the impact of adoption on our financial disclosures.
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

MISSION PRODUCE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
2.     Inventory
Major classes of inventory were as follows:

(In millions)	January 31, 2025	October 31, 2024
Finished goods	$64.7	$45.1
Crop growing costs	40.6	27.1
Packaging and supplies	17.4	19.0
Inventory	$122.7	$91.2
3.    Goodwill and Intangible Asset, net
Goodwill

(In millions)	International Farming	Blueberries	Total
Goodwill as of January 31, 2025 and October 31, 2024	$26.9	$12.5	$39.4
The carrying amounts of goodwill as of January 31, 2025 and October 31, 2024 were net of accumulated impairment losses of $49.5 million, attributable to the International Farming segment. Goodwill is tested for impairment on an annual basis in the fourth quarter, or when an event or changes in circumstances indicate that its carrying value may not be recoverable.
Intangible asset, net
As of January 31, 2025 and October 31, 2024, our intangible asset was fully-amortized. Amortization expense was $0.3 million for the three months ended January 31, 2024, and included in selling, general and administrative expenses.
4.    Details of Certain Account Balances
Accrued expenses

(In millions)	January 31, 2025	October 31, 2024
Employee-related	$26.7	$22.1
Freight	7.0	5.8
Outside fruit purchase	7.0	4.7
Other	5.6	7.3
Accrued expenses	$46.3	$39.9
Other long-term liabilities

(In millions)	January 31, 2025	October 31, 2024
Uncertain tax positions(1)	$17.6	$17.9
Employee-related	2.2	2.2
Trade payables to noncontrolling interest holders	1.7	3.5
Other	2.1	2.4
Other long-term liabilities	$23.6	$26.0
(1)Includes uncertain tax positions related to both income taxes and other statutory tax reserves, plus related penalties and interest.

MISSION PRODUCE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Other income (expense), net

	Three Months Ended January 31,
(In millions)	2025	2024
Gains on derivative financial instruments	$0.1	$—
Foreign currency transaction gain (loss)	1.1	(1.4)
Interest income	0.3	0.3
Other	—	0.1
Other income (expense), net	$1.5	$(1.0)

Other amounts attributable to noncontrolling interest holders
Amounts included in trade accounts receivable due from noncontrolling interest holders were $4.9 million and $5.1 million as of January 31, 2025 and October 31, 2024, respectively. Amounts included in trade accounts payable due to noncontrolling interest holders were $9.4 million and $2.6 million as of January 31, 2025 and October 31, 2024, respectively.
5.      Variable Interest Entity
Assets of our variable interest in our blueberry joint-venture entity Moruga, may only be used to settle its own liabilities and creditors of Moruga only have recourse for the liabilities of Moruga. A summary of these balances, which are wholly included in our condensed consolidated balance sheets, is as follows:

(In millions)	January 31, 2025	October 31, 2024
Current assets	$34.9	$40.7
Long-term assets	80.7	74.2
Current liabilities	21.1	22.0
Long-term liabilities	25.0	27.9
6.     Debt
Credit facility
Long-term debt under our syndicated credit facility with Bank of America (“BoA”) Merrill Lynch consisted of the following:

(In millions)	January 31, 2025	October 31, 2024
Revolving line of credit. The interest rate is variable, based on SOFR plus a spread that varies with the Company’s leverage ratio. As of January 31, 2025 and October 31, 2024, the interest rate was 5.90% and 6.38%, respectively. Interest is payable monthly and principal is due in full in October 2027	$25.0	$20.0
Senior term loan (A-1). The interest rate is variable, based on SOFR plus a spread that varies with the Company’s leverage ratio. As of January 31, 2025 and October 31, 2024, the interest rate was 5.91% and 6.29%, respectively. Interest is payable monthly, principal is payable quarterly and due in full in October 2027.	44.4	45.0
Senior term loan (A-2). The interest rate is variable, based on SOFR plus a spread that varies with the Company’s leverage ratio. As of January 31, 2025 and October 31, 2024, the interest rate was 6.16% and 6.54% respectively. Interest is payable monthly, principal is payable quarterly and due in full in October 2029.	48.8	49.0
Total long-term debt	118.2	114.0
Less debt issuance costs	(0.3)	(0.3)
Long-term debt, net of debt issuance costs	117.9	113.7
Less current portion of long-term debt	(3.0)	(3.0)
Long-term debt, net of current portion	$114.9	$110.7

MISSION PRODUCE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The credit facility requires the Company to comply with financial and other covenants, including limitations on investments, capital expenditures, dividend payments, amounts and types of liens and indebtedness, and material asset sales. The Company is also required to maintain certain leverage and fixed charge coverage ratios. As of January 31, 2025, the Company was in compliance with all financial covenants of the credit facility.
Other
Certain of our consolidated subsidiaries may also enter into short-term bank borrowings from time to time. No short-term bank borrowings were outstanding as of January 31, 2025 and $3.0 million were outstanding as of October 31, 2024. The weighted average interest rate on short-term bank borrowings outstanding was 9.91% as of October 31, 2024. Our Blueberries business also obtains loans from shareholders from time to time, which accrue interest at rates ranging from 5.0 to 6.5%. Amounts outstanding as of January 31, 2025 are expected to be repaid by the end of fiscal 2026.
Interest rate swaps
From time to time, the Company may enter into interest rate swap contracts to hedge changes in variable interest rates on the principal value of the Company’s term loans. We account for interest rate swaps in accordance with ASC 815, Derivatives and Hedging, as amended, which requires the recognition of all derivative instruments as either assets or liabilities in the condensed consolidated balance sheets and measurement of those instruments at fair value. The Company did not designate the interest rate swaps as cash flow hedges, and as a result under the accounting guidance, changes in the fair value of the interest rate swaps were recorded in other income (expense), net in the condensed consolidated statements of income and changes in the assets are presented in net cash (used in) provided by operating activities in the condensed consolidated statements of cash flow. As of January 31, 2025 and October 31, 2024, a notional amount of $10 million was outstanding, carrying a fixed SOFR rate of 4.47%. Refer to Note 9 for more details.
7.      Commitments and Contingencies
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
On November 6, 2024, the Organics Consumers Association filed a lawsuit in the Superior Court of the District of Columbia alleging the Company engaged in false and deceptive advertising in violation of the D.C. Consumer Protection and Procedures Act by making representations about sustainable sourcing practice in connection with its sale of avocados. Plaintiff seeks only declaratory and injunctive relief. On February 21, 2025, the same lawyers that represent the Organic Consumers Association filed a putative class action lawsuit on behalf of Kachuk Enterprises, Bantle Avocado Farm, Maskell Family Trust, and Northern Capital, Inc., owners and operators of avocado orchards located in California, against the Company and certain other avocado distributors. The lawsuit alleges violations of California’s False Advertising Law, California’s Unfair Competition Law, and unjust enrichment related to defendants’ alleged representations to consumers that their avocados are sustainably and responsibly sourced. Plaintiffs primarily seek injunctive relief, monetary and statutory damages, disgorgement of profits, and restitution. The

MISSION PRODUCE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Company is vigorously defending against the claims asserted in both these lawsuits. At this time, it is too soon to determine the outcome of these lawsuits. As a result, the Company has not accrued for any loss contingencies related to these matters because the amount and range of loss, if any, cannot be reasonably estimated.
The outcomes of our legal proceedings and other contingencies are inherently unpredictable, subject to significant uncertainties, and if one or more legal matters were resolved against the Company in a reporting period for amounts above management’s expectations, the Company’s financial condition and operating results for that period could be materially adversely affected.
8.     Income Taxes
The provision for income tax recorded for the three months ended January 31, 2025 and 2024 differs from the income taxes expected at the U.S. federal statutory tax rate of 21.0%, primarily due to income attributable to foreign jurisdictions which is taxed at different rates, changes in foreign exchange rates taxable in foreign jurisdictions, state taxes, nondeductible tax items and changes in uncertain tax positions (“UTP”).
As of January 31, 2025, the Company had $15.4 million accrued in UTP on income taxes, of which $8.5 million relates to interest and penalties, inclusive of inflationary adjustments. The period for assessing interest and penalties has expired. However, the Company continues to record certain statutory adjustments related to inflation. Changes in the UTP related to changes in foreign exchange rates during the period are included in other income (expense), net in the condensed consolidated statements of income.

9.     Fair Value Measurements
Financial assets or liabilities measured and recorded at fair value on a recurring basis included in the condensed consolidated balance sheets were as follows:

	January 31, 2025				October 31, 2024
(In millions)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Mutual funds	$2.2	$2.2	$—	$—	$2.2	$2.2	$—	$—
Liabilities
Interest rate swap	0.1	—	0.1	—	0.2	—	0.2	—
Our mutual fund investments relate to our deferred compensation plan, which are held in a Rabbi trust which is included in other assets in our consolidated balance sheets. The funds are measured at quoted prices in active markets, which is equivalent to their fair value.
The fair value of interest rate swaps is determined using widely accepted valuation techniques, including the discounted cash flow method. The analysis reflects the contractual terms of the swaps, including the period to maturity, and uses observable market-based inputs, including interest rate curves (“significant other observable inputs”). The fair value calculation also includes an amount for risk of non-performance using “significant unobservable inputs” such as estimates of current credit spreads to evaluate the likelihood of default. The Company has concluded, as of January 31, 2025 and October 31, 2024, the fair value associated with the “significant unobservable inputs” relating to the Company’s risk of non-performance was insignificant to the overall fair value of the interest rate swap agreements and, as a result, the Company determined that the relevant inputs for purposes of calculating the fair value of the interest rate swap agreements, in their entirety, were based upon “significant other observable inputs”. The liabilities associated with the interest rate swaps have been included in accrued expenses and other long-term liabilities in the condensed consolidated balance sheets and gains and losses for the interest rate swaps have been included in other income (expense), net in the condensed consolidated statements of income.

MISSION PRODUCE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
10.    Earnings Per Share

	Three Months Ended January 31,
	2025	2024
Numerator:
Net income attributable to Mission Produce (in millions)	$3.9	$—
Denominator:
Weighted average shares of common stock outstanding, used in computing basic earnings per share	70,962,630	70,761,022
Effect of dilutive stock options	29,607	—
Effect of dilutive RSUs	328,645	—
Effect of dilutive PSUs	63,563	—
Weighted average shares of common stock outstanding, used in computing diluted earnings per share	71,384,445	70,761,022
Earnings per share
Basic	$0.06	$—
Diluted	$0.05	$—
Equity awards representing shares of common stock outstanding that were excluded in the computation of diluted earnings per share because their effect would have been anti-dilutive as a result of applying the treasury stock method, were as follows:

	Three Months Ended January 31,
	2025	2024
Anti-dilutive stock options	1,699,770	2,078,268
Anti-dilutive RSUs	52,211	634,360
Anti-dilutive PSUs	—	—

11.     Related Party Transactions
Transactions with related parties included in the condensed consolidated financial statements were as follows:

	Condensed Consolidated Balance Sheets
	January 31, 2025				October 31, 2024
(In millions)	Accounts receivable	Property, plant and equipment, net	Accounts payable & accrued expenses	Finance lease liabilities	Accounts receivable	Property, plant and equipment, net	Accounts payable & accrued expenses	Finance lease liabilities
Equity method investees:
Mr. Avocado	$0.5	$—	$—	$—	$0.7	$—	$—	$—
Other:
Directors/Officers(1)	0.2	19.8	0.1	20.2	0.2	20.0	—	21.7
Employees(2)	—	—	1.5	—	—	—	0.4	—

	Condensed Consolidated Statements of Income
(In millions)	Net sales	Cost of sales	Interest expense	Net sales	Cost of sales	Interest expense
	Three Months Ended January 31, 2025			Three Months Ended January 31, 2024
Other:
Directors/Officers(1)	0.6	0.3	0.5	0.2	0.2	0.5
Employees(2)	—	1.2	—	—	4.5	—
(1)The Company purchases from and sells fruit to, and provides logistics services to, a small number of entities having full or partial ownership by some of our directors/officers. These transactions are made under substantially similar terms as with other growers and customers. Our

MISSION PRODUCE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
blueberries business leases land under a long-term lease with a company owned by one of our directors. The rental rate in the lease was comparable to market rates and reflective of an arms-length transaction. The lease was accounted for as a finance lease right-of-use asset and is included in property, plant and equipment, net in the consolidated balance sheets, with amortization and interest expense recognized in cost of sales and interest expense, respectively, in the condensed consolidated statements of income. The portion of lease costs attributable to noncontrolling interest, net of income taxes, was $0.2 million for both the three months ended January 31, 2025 and 2024; amounts were included as part of net income attributable to noncontrolling interest in the condensed consolidated statements of income.
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
•International Farming. International Farming owns and operates orchards from which the vast majority of fruit produced is sold to our Marketing & Distribution segment. The segment’s farming activities range from cultivating early-stage plantings to harvesting from mature trees. It also earns service revenues for packing and processing fruit for both our Blueberries segment, as well as for third-party producers of other crops. Operations are principally located in Peru and Guatemala.
•Blueberries. The Blueberries segment consists of farming activities that include cultivating early-stage blueberry plantings and harvesting mature bushes. Substantially all blueberries produced are sold to a single distributor under an exclusive marketing agreement.
The CEO evaluates and monitors segment performance primarily through segment sales and segment adjusted EBITDA. Adjusted EBITDA refers to net income (loss), before interest expense, income taxes, depreciation and amortization expense, stock-based compensation expense, other income (expense), and income (loss) from equity method investees, further adjusted by asset impairment and disposals, farming costs for nonproductive orchards (which represents land lease costs), recognition of deferred ERP costs, transaction costs, and any special, non-recurring, or one-time items such as remeasurements or impairments, and any portion of these items attributable to the noncontrolling interest, all of which are excluded from the results the CEO uses to assess segment performance and results. We believe that adjusted EBITDA by segment provides useful information for analyzing the underlying business results as well as allowing investors a means to evaluate the financial results of each reportable segment in relation to the Company as a whole. These measures are not in accordance with, nor are they a substitute for or superior to, the comparable GAAP financial measures. Effective for the fourth quarter of 2024, the Company made a change in presentation of its reconciliation of adjusted EBITDA to its comparable GAAP financial measure to include a subtotal of the non-GAAP adjustments before the effect of the noncontrolling interest adjustment called “adjusted EBITDA before adjustment for noncontrolling interest.” The presentation change has no impact to total adjusted EBITDA. We believe the addition of the subtotal within the reconciliation is useful because it better aligns with management’s sequence of review of the information in the reconciliation.
Net sales from each of our reportable segments were as follows.

	Marketing & Distribution	International Farming	Blueberries	Total	Marketing & Distribution	International Farming	Blueberries	Total
	Three Months Ended January 31,
(In millions)	2025				2024
Third party sales	$295.8	$2.0	$36.4	$334.2	$224.6	$1.6	$32.5	$258.7
Affiliated sales	—	7.2	—	7.2	—	4.2	—	4.2
Total segment sales	295.8	9.2	36.4	341.4	224.6	5.8	32.5	262.9
Intercompany eliminations	—	(7.2)	—	(7.2)	—	(4.2)	—	(4.2)
Total net sales	$295.8	$2.0	$36.4	$334.2	$224.6	$1.6	$32.5	$258.7

MISSION PRODUCE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Supplemental sales information is as follows.

	Three Months Ended January 31,
(In millions)	2025	2024
By type
Avocado	$279.2	$212.3
Blueberry	36.4	32.5
Mango	14.8	10.9
Other	3.8	3.0
Total net sales	$334.2	$258.7
By customer location
United States	$264.8	$211.8
Rest of world	69.4	46.9
Total net sales	$334.2	$258.7
Adjusted EBITDA (as defined above) for each of our reportable segments was as follows:

	Three Months Ended January 31,
(In millions)	2025	2024
Marketing & Distribution adjusted EBITDA	$9.7	$11.0
International Farming adjusted EBITDA	1.8	(0.5)
Blueberries adjusted EBITDA	6.2	8.7
Total reportable segment adjusted EBITDA	$17.7	$19.2
Net income	6.2	2.0
Interest expense(1)	2.2	3.3
Provision for income taxes	3.2	2.1
Depreciation and amortization(2)	8.7	12.9
Equity method income	(0.8)	(0.4)
Stock-based compensation	2.0	1.4
Losses on asset impairment and disposals	0.1	0.2
Farming costs for nonproductive orchards	0.5	0.5
Recognition of deferred ERP costs	0.6	0.5
Severance	—	1.3
Legal settlement	—	0.2
Transaction costs	0.1	—
Canada site closures(3)	0.5	—
Other (income) expense, net	(1.5)	1.0
Adjusted EBITDA before adjustment for noncontrolling interest	21.8	25.0
Noncontrolling interest(4)	(4.1)	(5.8)
Total adjusted EBITDA	$17.7	$19.2
(1)Includes interest expense from finance leases, the most significant of which is for land at our Blueberries segment of $0.5 million for both the three months ended January 31, 2025 and 2024.
(2)Includes depreciation and amortization of purchase accounting assets of $0.3 million and $2.9 million for the three months ended January 31, 2025 and 2024, respectively, and $0.2 million of amortization of the Blueberries finance lease for both the three months ended January 31, 2025 and 2024. The three months ended January 31, 2025 also include $0.9 million of accelerated depreciation expense from fixed assets related to the closure of our Canada facilities during the respective quarter. The three months ended January 31, 2024 also include $4.1 million of accelerated depreciation expense, $2.0 million of which was from purchase accounting assets, for certain blueberry plants determined to have no remaining useful life during the respective quarter.
(3)Represents accelerated amortization of operating lease right-of-use assets and severance costs incurred due to the closure of our Canada facilities during the first quarter of 2025, recognized in cost of sales.
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
Overview
We are a world leader in sourcing, producing, growing and distributing Hass avocados, serving retail, wholesale and foodservice customers. We source, produce, pack and distribute avocados and a small amount of other fruits, including mangos, to our customers and provide value-added services including ripening, bagging, custom packaging and logistical management. In addition, we provide our customers with merchandising and promotional support, insights on market trends and training designed to increase their retail avocado sales.
We have three operating segments which are also reportable segments:
•Marketing & Distribution. Our Marketing & Distribution reportable segment sources fruit from growers and then distributes the fruit through our global distribution network.
•International Farming. International Farming owns and operates orchards from which the vast majority of fruit produced is sold to our Marketing & Distribution segment. The segment’s farming activities range from cultivating early-stage plantings to harvesting from mature trees. It also earns service revenues for packing and processing fruit for both our Blueberries segment, as well as for third-party producers of other crops. Operations are principally located in Peru and Guatemala.
•Blueberries. The Blueberries segment consists of farming activities that include cultivating early-stage blueberry plantings and harvesting mature bushes. Substantially all blueberries produced are sold to a single distributor under an exclusive marketing agreement.
Supply chain optimization
As previously announced, the Company closed its Canadian distribution centers within its Marketing & Distribution segment during the first quarter of 2025. In connection with the closure, we recognized approximately $1.4 million in charges during the quarter, consisting of accelerated depreciation expense of property, plant and equipment, accelerated amortization expense of operating lease right-of-use assets and severance costs. Distribution volume from these facilities has been absorbed by our other distribution centers and third-party service providers.
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

	Three Months Ended January 31,
	2025		2024
(In millions, except for percentages)	Dollars	%	Dollars	%
Net sales	$334.2	100%	$258.7	100%
Cost of sales	302.7	91%	230.0	89%
Gross profit	31.5	9%	28.7	11%
Selling, general and administrative expenses	22.2	7%	20.7	8%
Operating income	9.3	3%	8.0	3%
Interest expense	(2.2)	(1)%	(3.3)	(1)%
Equity method income	0.8	—%	0.4	—%
Other income (expense), net	1.5	—%	(1.0)	—%
Income before income taxes	9.4	3%	4.1	2%
Provision for income taxes	3.2	1%	2.1	1%
Net income	6.2	2%	2.0	1%
Less: Net income attributable to noncontrolling interest	2.3	1%	2.0	1%
Net income attributable to Mission Produce	$3.9	1%	$—	—%
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

	Three Months Ended January 31,
(In millions)	2025	2024
Net sales by segment:
Marketing & Distribution	$295.8	$224.6
International Farming	2.0	1.6
Blueberries	36.4	32.5
Total net sales	$334.2	$258.7
Net sales increased $75.5 million or 29% in the three months ended January 31, 2025 compared to the same period last year, primarily driven by our Marketing & Distribution segment, where average per-unit avocado sales prices increased 25% and avocado volume sold increased 5%. Consumer demand outpaced supply, driven by constraints on Mexican fruit availability. Blueberry revenue increased by $3.9 million or 12% during the period. The revenue growth was driven by an approximate 70% increase in blueberry volume sold, substantially offset by a 33% decrease in average per-unit sales price. Higher volumes were driven by both increased total acreage and yields from our farms, while decreased prices were driven by higher total industry production from Peru after unfavorable regional weather conditions negatively impacted supply during the prior year.
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
On February 1, 2025, President Trump signed executive orders to impose 25% tariffs against certain foreign goods, including a 25% tariff on all imports from Mexico. The tariffs became effective on March 4, 2025. On March 6, 2025, President Trump made an announcement pausing the tariffs until April 2, 2025. If tariff levies resume, they will likely increase the cost of fruit we import from Mexico, which we may not be able to pass on to our customers.

	Three Months Ended January 31,
	2025	2024
Gross profit (in millions)	$31.5	$28.7
Gross profit as a percentage of sales	9.4%	11.1%
Gross profit increased $2.8 million or 10% in the three months ended January 31, 2025 compared to the same period last year to $31.5 million, driven by our International Farming segment, which benefited from increased packing and cooling service activity that correlated with higher blueberry production volumes, partially offset by lower gross profit in our Marketing & Distribution segment, which was negatively impacted by lower per-unit margins on avocados sold due to challenges in obtaining Mexican supply required to meet customer commitments. Gross profit percentage decreased 170 basis points to 9.4% of revenue, compared to the same period last year. Gross profit percentage will fluctuate based upon per-unit sales price levels in relation to per-unit costs. Margin is primarily managed on a per-unit basis in our Marketing & Distribution segment, which can lead to movement in gross profit percentage when sales prices fluctuate.
SG&A
Selling, general and administrative (“SG&A”) expenses primarily include the costs associated with selling, professional fees, general corporate overhead and other related administrative functions.

	Three Months Ended January 31,
(In millions)	2025	2024
Selling, general and administrative expenses	$22.2	$20.7
SG&A expenses increased $1.5 million or 7% in the three months ended January 31, 2025 compared to the same period last year, primarily due to higher employee related costs, including statutory profit-sharing expense and stock-based compensation expense.
Interest expense
Interest expense consists primarily of interest on borrowings under working capital facilities that we maintain and interest on other long-term debt used to make capital and equity investments. We also incur interest expense on finance leases, computed using each lease’s explicit or implicit borrowing rate.

	Three Months Ended January 31,
(In millions)	2025	2024
Interest expense	$2.2	$3.3
Interest expense decreased $1.1 million or 33% in the three months ended January 31, 2025 compared to the same period last year, due to lower average balances on our revolving line of credit and lower interest rates on our borrowings.

Equity method income
Our material equity method investees include Henry Avocado (“HAC”), Mr. Avocado and Copaltas.

	Three Months Ended January 31,
(In millions)	2025	2024
Equity method income	$0.8	$0.4
Equity method income increased $0.4 million or 100% in the three months ended January 31, 2025 compared to the same period last year, primarily due to improved margins on fruit sold at Mr. Avocado.
Other income (expense), net
Other income (expense), net consists of interest income, currency exchange gains or losses, interest rate derivative gains or losses and other miscellaneous income and expense items.

	Three Months Ended January 31,
(In millions)	2025	2024
Other income (expense), net	$1.5	$(1.0)
Other income was $1.5 million in the three months ended January 31, 2025 compared to expense of $1.0 million for the same period last year. Other income in the current year was driven by foreign currency transaction gains resulting from a strengthening U.S. dollar relative to the Mexican peso during the period, as compared to weakening in the prior year period.
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

	Three Months Ended January 31,
	2025	2024
Provision for income taxes (in millions)	$3.2	$2.1
Effective tax rate	34.0%	51.2%
The provision for income tax increased $1.1 million or 52% in the three months ended January 31, 2025 compared to the same period last year, primarily due to the effect of higher income before taxes in the current year. Our effective tax rate in both years was impacted by book losses in jurisdictions where either a full valuation allowance has been recorded or where loss carryforward is disallowed.
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
Adjusted EBITDA refers to net income (loss), before interest expense, income taxes, depreciation and amortization expense, stock-based compensation expense, other income (expense), and income (loss) from equity method investees, further adjusted by asset impairment and disposals, farming costs for nonproductive orchards (which represents land lease costs), recognition of deferred ERP costs, transaction costs, and any special, non-recurring, or one-time items such as remeasurements or impairments, and any portion of these items attributable to the noncontrolling interest, all of which are excluded from the results the CEO uses to assess segment performance and results.
Net sales

	Marketing & Distribution	International Farming	Blueberries	Total	Marketing & Distribution	International Farming	Blueberries	Total
	Three Months Ended January 31,
(In millions)	2025				2024
Third party sales	$295.8	$2.0	$36.4	$334.2	$224.6	$1.6	$32.5	$258.7
Affiliated sales	—	7.2	—	7.2	—	4.2	—	4.2
Total segment sales	295.8	9.2	36.4	341.4	224.6	5.8	32.5	262.9
Intercompany eliminations	—	(7.2)	—	(7.2)	—	(4.2)	—	(4.2)
Total net sales	$295.8	$2.0	$36.4	$334.2	$224.6	$1.6	$32.5	$258.7

Adjusted EBITDA

	Three Months Ended January 31,
(In millions)	2025	2024
Marketing & Distribution adjusted EBITDA	$9.7	$11.0
International Farming adjusted EBITDA	1.8	(0.5)
Blueberries adjusted EBITDA	6.2	8.7
Total reportable segment adjusted EBITDA	$17.7	$19.2
Net income	6.2	2.0
Interest expense(1)	2.2	3.3
Provision for income taxes	3.2	2.1
Depreciation and amortization(2)	8.7	12.9
Equity method income	(0.8)	(0.4)
Stock-based compensation	2.0	1.4
Losses on asset impairment and disposals	0.1	0.2
Farming costs for nonproductive orchards	0.5	0.5
Recognition of deferred ERP costs	0.6	0.5
Severance	—	1.3
Legal settlement	—	0.2
Transaction costs	0.1	—
Canada site closures(3)	0.5	—
Other (income) expense, net	(1.5)	1.0
Adjusted EBITDA before adjustment for noncontrolling interest	21.8	25.0
Noncontrolling interest(4)	(4.1)	(5.8)
Total adjusted EBITDA	$17.7	$19.2
(1)Includes interest expense from finance leases, the most significant of which is for land at our Blueberries segment of $0.5 million for both the three months ended January 31, 2025 and 2024.

(2)Includes depreciation and amortization of purchase accounting assets of $0.3 million and $2.9 million for the three months ended January 31, 2025 and 2024, respectively, and $0.2 million of amortization of the Blueberries finance lease for both the three months ended January 31, 2025 and 2024. The three months ended January 31, 2025 also include $0.9 million of accelerated depreciation expense from fixed assets related to the closure of our Canada facilities during the respective quarter. The three months ended January 31, 2024 also include $4.1 million of accelerated depreciation expense, $2.0 million of which was from purchase accounting assets, for certain blueberry plants determined to have no remaining useful life during the respective quarter.
(3)Includes accelerated amortization of operating lease right-of-use assets and severance costs incurred due to the closure of our Canada facilities during the first quarter of 2025, both recognized in cost of sales.
(4)Represents net income (loss) attributable to noncontrolling interest plus the impact of non-GAAP adjustments, allocable to the noncontrolling owner based on their percentage of ownership interest.
Marketing & Distribution
Net sales in our Marketing & Distribution segment increased $71.2 million or 32% in the three months ended January 31, 2025 compared to the same period last year, driven by avocado pricing and volume increases as described above.
Segment adjusted EBITDA decreased $1.3 million or 12% in the three months ended January 31, 2025 compared to the same period last year primarily due to the decrease in per-unit gross margin on avocados sold.
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
Total segment sales in our International Farming segment increased $3.4 million or 59% in the three months ended January 31, 2025, compared to the same period last year and segment adjusted EBITDA increased $2.3 million or 460% in the three months ended January 31, 2025, compared to the same period last year. The increases were primarily due to higher volume of blueberry packing service revenue.
Blueberries
Sales in our Blueberries segment have been traditionally concentrated in the first and fourth quarters of our fiscal year in alignment with the Peruvian blueberry harvest season, which typically runs from July through February.
Net sales in our Blueberries segment increased $3.9 million or 12% in the three months ended January 31, 2025 compared to the same period last year, driven by blueberry volume and pricing dynamics as described above.
Segment adjusted EBITDA decreased $2.5 million or 29% for the three months ended January 31, 2025 compared to the same period last year, driven by lower per-unit sales prices resulting from increased industry production in the current year.
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

	Three Months Ended January 31,
(In millions)	2025	2024
Net income	$6.2	$2.0
Depreciation and amortization	8.7	12.9
Equity method income	(0.8)	(0.4)
Noncash lease expense	1.8	1.5
Stock-based compensation	2.0	1.4
Dividends received from equity method investees	—	3.2
Deferred income taxes	—	(0.8)
Other	(0.5)	1.2
Changes in working capital	(18.6)	(11.5)
Net cash (used in) provided by operating activities	$(1.2)	$9.5
Net cash used in operating activities was $1.2 million for the three months ended January 31, 2025, compared to cash provided of $9.5 million in the same period last year, driven largely by growth in working capital. In the current year, working capital was driven by higher inventory and receivable balances in our Marketing & Distribution segment that correlated with high avocado unit prices, while increased productive acreage has increased growing crop inventory in our International Farming and Blueberries segments.
Investing activities

	Three Months Ended January 31,
(In millions)	2025	2024
Purchases of property, plant and equipment	$(14.8)	$(9.9)
Other	(0.1)	—
Net cash used in investing activities	$(14.9)	$(9.9)
Property, plant and equipment

	Three Months Ended January 31,
(In millions)	2025	2024
Purchases of property, plant and equipment by segment:
Marketing & Distribution	$0.9	$3.0
International Farming	7.9	3.9
Blueberries	6.0	3.0
Total purchases of property, plant and equipment	$14.8	$9.9
In the three months ended January 31, 2025 and 2024, capital expenditures were comprised primarily of avocado orchard development, pre-production orchard maintenance and land improvements, packhouse construction in Guatemala and pre-production land development and blueberry plant cultivation in Peru. The three months ended January 31, 2024 also included distribution facility construction costs in the UK in our Marketing & Distribution segment.

Financing activities

	Three Months Ended January 31,
(In millions)	2025	2024
Borrowings on revolving credit facility	$15.0	$15.0
Payments on revolving credit facility	(10.0)	(10.0)
Repayment of short-term borrowings	(3.5)	(2.8)
Principal payments on long-term debt obligations	(0.8)	(0.9)
Principal payments on finance lease obligations	(0.1)	(2.3)
Payments for long-term supplier financing	(0.3)	(0.3)
Principal payments on loans due to noncontrolling interest holder	—	(0.5)
Payments of minimum withholding taxes on net share settlement of equity awards	(1.3)	(0.7)
Exercise of stock options	0.3	—
Purchase and retirement of common stock	(0.3)	—
Net cash used in financing activities	$(1.0)	$(2.5)
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
Purchase and retirement of common stock
Shares of the company’s common stock may be repurchased from time to time in the open market or privately negotiated transactions under our share repurchase program. For more information on our stock repurchase program, see “Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds” in this quarterly report.
Capital resources

(In millions)	January 31, 2025	October 31, 2024
Cash and cash equivalents	$40.1	$58.0
Working capital(1)	127.5	129.9
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
As of January 31, 2025, we were required to comply with the following financial covenants: (a) a quarterly consolidated leverage ratio of not more than 3.5 to 1.00 and (b) a quarterly consolidated fixed charge coverage ratio of not less than 1.25 to 1.00. As of January 31, 2025, we were in compliance with all such covenants of the credit facility.

Material cash requirements
Capital expenditures
We have various capital projects in progress for farming expansion and facility improvements which we intend to fund through our operating cash flow as well as cash and cash equivalents on hand. For fiscal 2025, we expect total capital expenditures inclusive of approximately $10 million carryover from fiscal 2024, to be between $50 to $55 million. The spend will be allocated primarily to our International Farming and Blueberries segments. Within our International Farming segment, spend will be concentrated in Guatemala for pre-production avocado orchard maintenance and packhouse construction. Within our Blueberries segment, spend will be concentrated on land development and plant cultivation in Peru.
Leases
We are party to various leases, the most material of which are for facilities and land. Our undiscounted cash liabilities were approximately $174.3 million as of January 31, 2025, of which, approximately $107.4 million was for long-term land leases in our International Farming and Blueberries segments.
Long-term debt
As of January 31, 2025, remaining maturities on our term loans were $118.2 million. See Note 6 to the consolidated financial statements for more information.
Critical accounting estimates
For a discussion of our critical accounting estimates, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Operations” in our Annual Report on Form 10-K for the year ended October 31, 2024, filed with the SEC on December 19, 2024. There have been no material changes to the critical accounting estimates disclosed in such Annual Report on Form 10-K.

Item 3.        Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to “Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended October 31, 2024.

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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended January 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
The following updates the matters discussed in “Part I, Item 3. Legal Proceedings” in our Annual Report on Form 10-K for the year ended October 31, 2024:
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
On November 6, 2024, the Organics Consumers Association filed a lawsuit in the Superior Court of the District of Columbia alleging the Company engaged in false and deceptive advertising in violation of the D.C. Consumer Protection and Procedures Act by making representations about sustainable sourcing practice in connection with its sale of avocados. Plaintiff seeks only declaratory and injunctive relief. On February 21, 2025, the same lawyers that represent the Organic Consumers Association filed a putative class action lawsuit on behalf of Kachuk Enterprises, Bantle Avocado Farm, Maskell Family Trust, and Northern Capital, Inc., owners and operators of avocado orchards located in California, against the Company and certain other avocado distributors. The lawsuit alleges violations of California’s False Advertising Law, California’s Unfair Competition Law, and unjust enrichment related to defendants’ alleged representations to consumers that their avocados are sustainably and responsibly sourced. Plaintiffs primarily seek injunctive relief, monetary and statutory damages, disgorgement of profits, and restitution. The Company is vigorously defending against the claims asserted in both these lawsuits. At this time, it is too soon to determine the outcome of these lawsuits. As a result, the Company has not accrued for any loss contingencies related to these matters because the amount and range of loss, if any, cannot be reasonably estimated.
The outcomes of our legal proceedings and other contingencies are inherently unpredictable, subject to significant uncertainties, and if one or more legal matters were resolved against the Company in a reporting period for amounts above management’s expectations, the Company’s financial condition and operating results for that period could be materially adversely affected.
Item 1A.    Risk Factors
For a discussion of our risk factors, see “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended October 31, 2024, filed with the SEC on December 19, 2024. With the exception of the risk factors set forth below, which update the risk factors disclosed in such Annual Report on Form 10-K, there have been no material changes from the risk factors previously disclosed therein. The risks and uncertainties that we face are not limited to those set forth in the 2024 Form 10-K and in this quarterly report. You should carefully consider the risk factors in the 2024 Form 10-K, together with the other information contained in this quarterly report on Form 10-Q, including our financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” before making a decision to purchase or sell shares of our common stock. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business and the trading price of our common stock.

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
On February 1, 2025, President Trump signed executive orders to impose 25% tariffs against certain foreign goods, including a 25% tariff on all imports from Mexico. Some foreign governments, including Mexico, have threatened retaliatory tariffs on certain U.S. products. The tariffs became effective on March 4, 2025. On March 6, 2025, President Trump made an announcement pausing the tariffs until April 2, 2025. If tariff levies resume, they will likely increase the cost of fruit we import from Mexico, which we may not be able to pass on to our customers. Global trade disruption, significant introductions of trade barriers and bilateral trade frictions, together with any future downturns in the global economy resulting therefrom, could adversely affect our financial performance.

As a result of policy changes and government proposals, there may be greater restrictions and economic disincentives on international trade. The new tariffs and other changes in U.S. trade policy could trigger retaliatory actions by affected countries, and foreign governments have instituted or are considering imposing trade sanctions on U.S. goods. Such changes have the potential to adversely impact the U.S. economy or sectors thereof, our industry and the global demand for our products, and as a result, could have a negative impact on our business, financial condition and results of operations. Further, actions we take to adapt to new tariffs or trade restrictions may cause us to modify our operations or forgo business opportunities.

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

Environmental regulations and other expectations are not uniform, and may be inconsistently interpreted or applied, which can increase the complexity and costs of compliance as well as any associated litigation or enforcement risks. Many of our environmental initiatives, including disclosures, are informed by methodologies, standards, and data that continue to evolve, are subject to varying interpretations, and are often subject to factors outside of our control. As with other companies, our approach to environmental matters evolves over time as well, and we cannot guarantee that our approach will align with the expectations or preferences of any particular stakeholder.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds
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
Repurchases by us or our “affiliated purchasers” (as defined in Rule 10b-18(a)(3) of the Exchange Act) of registered equity securities during the first quarter of 2025 were as follows:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan	Approximate dollar value of shares that may yet be purchased under the plan (in millions)
January 1- 31, 2025	25,000	$12.37	25,000	$19.1
Item 3.        Defaults Upon Senior Securities
None.
Item 4.        Mine Safety Disclosures
None.
Item 5.        Other Information
During the fiscal quarter ended January 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408 of Regulation S-K).

Item 6.        Exhibits
The documents set forth are filed herewith or incorporated herein by reference.
INDEX

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Date	Number	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation	8-K	10/7/2020	3.2
3.2	Amendment to Amended and Restated Certificate of Incorporation	10-Q	6/8/2024	3.2
3.3	Amended and Restated Bylaws	8-K	10/7/2020	3.2
10.18+	Amended and Restated Non-Employee Director Compensation Program				X
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101
The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended January 31, 2025 formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Income (iv) Condensed Consolidated Statements of Changes in Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.
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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 10, 2025.

MISSION PRODUCE, INC.

/s/ Stephen J. Barnard
Stephen J. Barnard
Chief Executive Officer

/s/ Bryan E. Giles
Bryan E. Giles
Chief Financial Officer