Form 10-Q
period 2025-04-30
Mission Produce, Inc.
filed 2025-06-05
CIK 1802974

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________
FORM 10-Q
_____________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2025
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒
As of June 1, 2025, the registrant had 70,618,213 shares of common stock at $0.001 par value outstanding.

MISSION PRODUCE, INC.
TABLE OF CONTENTS

FORM 10-Q
FISCAL SECOND QUARTER 2025

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

PART I- FINANCIAL INFORMATION
Item 1.    Financial Statements
MISSION PRODUCE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In millions, except for shares)	April 30, 2025	October 31, 2024
Assets
Current assets:
Cash and cash equivalents	$36.7	$58.0
Restricted cash	2.3	1.3
Accounts receivable
Trade, net of allowances of $0.7 and $0.8, respectively	113.6	95.4
Grower and fruit advances	3.8	1.7
Other	13.1	15.3
Inventory	112.8	91.2
Prepaid expenses and other current assets	8.1	9.4
Income taxes receivable	6.7	6.7
Total current assets	297.1	279.0
Property, plant and equipment, net	535.8	523.4
Operating lease right-of-use assets	68.8	67.8
Equity method investees	32.9	33.0
Deferred income tax assets, net	9.6	9.7
Goodwill	39.4	39.4
Other assets	26.9	19.2
Total assets	$1,010.5	$971.5

Liabilities and Equity
Current liabilities:
Accounts payable	$40.7	$35.3
Accrued expenses	37.5	39.9
Income taxes payable	1.3	7.7
Grower payables	58.7	50.3
Short-term borrowings	—	3.0
Notes payable	—	0.5
Loans from noncontrolling interest holders—current portion	0.2	0.1
Long-term debt—current portion	3.0	3.0
Operating leases—current portion	6.7	6.4
Finance leases—current portion	1.8	2.9
Total current liabilities	149.9	149.1
Long-term debt, net of current portion	144.2	110.7
Loans from noncontrolling interest holders, net of current portion	0.9	1.8
Operating leases, net of current portion	68.3	67.4
Finance leases, net of current portion	21.7	21.5
Income taxes payable	—	1.3
Deferred income tax liabilities, net	16.5	16.6
Other long-term liabilities	24.7	26.0
Total liabilities	426.2	394.4
Commitments and contingencies (Note 7)
Shareholders’ Equity
Common stock ($0.001 par value, 1,000,000,000 shares authorized; 70,617,951 and 70,914,767 shares issued and outstanding as of April 30, 2025 and October 31, 2024, respectively)	0.1	0.1
Additional paid-in capital	242.4	239.7
Accumulated other comprehensive income (loss)	0.6	(0.2)
Retained earnings	309.2	307.7
Mission Produce shareholders' equity	552.3	547.3
Noncontrolling interest	32.0	29.8
Total equity	584.3	577.1
Total liabilities and equity	$1,010.5	$971.5
See accompanying notes to unaudited condensed consolidated financial statements.

MISSION PRODUCE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended April 30,		Six Months Ended April 30,
(In millions, except for per share amounts)	2025	2024	2025	2024
Net sales	$380.3	$297.6	$714.5	$556.3
Cost of sales	351.9	266.6	654.6	496.6
Gross profit	28.4	31.0	59.9	59.7
Selling, general and administrative expenses	21.5	18.7	43.7	39.4
Operating income	6.9	12.3	16.2	20.3
Interest expense	(2.5)	(3.4)	(4.7)	(6.7)
Equity method income	0.9	0.5	1.7	0.9
Other (expense) income, net	(0.6)	1.0	0.9	—
Income before income taxes	4.7	10.4	14.1	14.5
Provision for income taxes	1.7	3.4	4.9	5.5
Net income	$3.0	$7.0	$9.2	$9.0
Less: Net (loss) income attributable to noncontrolling interest	(0.1)	—	2.2	2.0
Net income attributable to Mission Produce	$3.1	$7.0	$7.0	$7.0

Net income per share attributable to Mission Produce:
Basic	$0.04	$0.10	$0.10	$0.10
Diluted	$0.04	$0.10	$0.10	$0.10
See accompanying notes to unaudited condensed consolidated financial statements.

MISSION PRODUCE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended April 30,		Six Months Ended April 30,
(In millions)	2025	2024	2025	2024
Net income	$3.0	$7.0	$9.2	$9.0
Other comprehensive income, net of tax
Changes in foreign currency translation adjustments:
Foreign currency translation adjustments	1.6	(0.3)	0.5	0.5
Amounts reclassified to earnings	0.3	—	0.3	—
Total comprehensive income, net of tax	4.9	6.7	10.0	9.5
Less: Comprehensive (loss) income attributable to noncontrolling interest	(0.1)	—	2.2	2.0
Comprehensive income	$5.0	$6.7	$7.8	$7.5
See accompanying notes to unaudited condensed consolidated financial statements.

MISSION PRODUCE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)

(In millions, except for shares)	Common stock		Additional paid-in capital	Accumulated other comprehensive (loss) income	Retained earnings	Noncontrolling interest	Total equity
	Shares	Amount
Balance at October 31, 2023	70,728,404	$0.1	$233.4	$(0.9)	$271.0	$24.7	$528.3
Stock-based compensation	—	—	1.4	—	—	—	1.4
Issuance of common stock for equity awards, net of shares withheld for the settlement of taxes	112,899	—	(0.7)	—	—	—	(0.7)
Net income	—	—	—	—	—	2.0	2.0
Other comprehensive income	—	—	—	0.8	—	—	0.8
Balance at January 31, 2024	70,841,303	$0.1	$234.1	$(0.1)	$271.0	$26.7	$531.8
Stock-based compensation	—	—	1.6	—	—	—	1.6
Issuance of common stock for equity awards, net of shares withheld for the settlement of taxes	68,164	—	(0.1)	—	—	—	(0.1)
Net income	—	—	—	—	7.0	—	7.0
Other comprehensive loss	—	—	—	(0.3)	—	—	(0.3)
Balance at April 30, 2024	70,909,467	$0.1	$235.6	$(0.4)	$278.0	$26.7	$540.0

Balance at October 31, 2024	70,914,767	$0.1	$239.7	$(0.2)	$307.7	$29.8	$577.1
Stock-based compensation	—	—	2.0	—	—	—	2.0
Issuance of common stock for equity awards, net of shares withheld for the settlement of taxes	153,856	—	(1.3)	—	—	—	(1.3)
Exercise of stock options	21,929	—	0.3	—	—	—	0.3
Purchase and retirement of common stock	(25,000)	—	—	—	(0.3)	—	(0.3)
Net income	—	—	—	—	3.9	2.3	6.2
Other comprehensive loss	—	—	—	(1.1)	—	—	(1.1)
Balance at January 31, 2025	71,065,552	$0.1	$240.7	$(1.3)	$311.3	$32.1	$582.9
Stock-based compensation	—	—	1.9	—	—	—	1.9
Issuance of common stock for equity awards, net of shares withheld for the settlement of taxes	70,200	—	(0.2)	—	—	—	(0.2)
Purchase and retirement of common stock	(517,801)	—	—	—	(5.2)	—	(5.2)
Net income (loss)	—	—	—	—	3.1	(0.1)	3.0
Other comprehensive income	—	—	—	1.9	—	—	1.9
Balance at April 30, 2025	70,617,951	$0.1	$242.4	$0.6	$309.2	$32.0	$584.3
See accompanying notes to unaudited condensed consolidated financial statements.

MISSION PRODUCE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)

	Six Months Ended April 30,
(In millions)	2025	2024
Operating Activities
Net income	$9.2	$9.0
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	15.7	18.6
Amortization of debt issuance costs	0.1	0.1
Equity method income	(1.7)	(0.9)
Noncash lease expense	3.7	3.1
Stock-based compensation	3.9	3.0
Dividends received from equity method investees	2.2	3.2
Losses on asset impairment, disposals and sales	1.8	0.4
Deferred income taxes	(0.2)	(1.0)
Unrealized gain on derivative financial instruments	0.1	—
Other	0.2	1.1
Effect on cash of changes in operating assets and liabilities:
Trade accounts receivable	(18.3)	(25.2)
Grower fruit advances	(2.1)	(2.3)
Other receivables	2.3	(0.5)
Inventory	(19.3)	(20.8)
Prepaid expenses and other current assets	1.2	0.9
Income taxes receivable	0.2	(0.9)
Other assets	(7.7)	0.3
Accounts payable and accrued expenses	1.5	11.2
Income taxes payable	(7.7)	(0.9)
Grower payables	8.3	22.5
Operating lease liabilities	(3.6)	(3.0)
Other long-term liabilities	(2.8)	(5.0)
Net cash (used in) provided by operating activities	$(13.0)	$12.9
Investing Activities
Purchases of property, plant and equipment	(28.0)	(17.7)
Investment in equity method investees	—	(0.6)
Other	(0.2)	—
Net cash used in investing activities	$(28.2)	$(18.3)
Financing Activities
Borrowings on revolving credit facility	55.0	40.0
Payments on revolving credit facility	(20.0)	(20.0)
Repayment of short-term borrowings	(3.5)	(2.8)
Principal payments on long-term debt obligations	(1.5)	(1.8)
Principal payments on finance lease obligations	(0.5)	(2.6)
Payments for long-term supplier financing	(0.3)	(0.3)
Payments to noncontrolling interest holder for long-term supply financing	(1.4)	(1.9)
Principal payments on loans due to noncontrolling interest holder	—	(0.5)
Payments of minimum withholding taxes on net share settlement of equity awards	(1.5)	(0.8)
Exercise of stock options	0.3	—
Purchase and retirement of common stock	(5.5)	—
Net cash provided by financing activities	$21.1	$9.3
Effect of exchange rate changes on cash	(0.2)	0.1
Net (decrease) increase in cash, cash equivalents and restricted cash	(20.3)	4.0
Cash, cash equivalents and restricted cash, beginning of period	59.3	43.2
Cash, cash equivalents and restricted cash, end of period	$39.0	$47.2

	Six Months Ended April 30,
(In millions)	2025	2024

Summary of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets:
Cash and cash equivalents	$36.7	$46.2
Restricted cash	2.3	1.0
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statements of cash flows	$39.0	$47.2
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
Recently issued accounting standards
In November 2024, and as updated in January 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures. The ASU requires that an entity disclose additional information about specific expense categories in the notes to financial statements at interim and annual reporting periods. This information is generally not presented in the financial statements today. The amendments in this ASU are required to be adopted for fiscal years beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The amendments should be applied either (1) prospectively to financial statements issued for reporting periods after the effective date of this update or (2) retrospectively to any or all prior periods presented in the financial statements. We are currently evaluating the impact of adoption on our financial disclosures.
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

MISSION PRODUCE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
2.     Inventory
Major classes of inventory were as follows:

(In millions)	April 30, 2025	October 31, 2024
Finished goods	$39.1	$45.1
Crop growing costs	55.3	27.1
Packaging and supplies	18.4	19.0
Inventory	$112.8	$91.2
3.    Goodwill and Intangible Asset, net
Goodwill

(In millions)	International Farming	Blueberries	Total
Goodwill as of both April 30, 2025 and October 31, 2024	$26.9	$12.5	$39.4
The carrying amounts of goodwill as of both April 30, 2025 and October 31, 2024 were net of accumulated impairment losses of $49.5 million, attributable to the International Farming segment. Goodwill is tested for impairment on an annual basis in the fourth quarter, or when an event or changes in circumstances indicate that its carrying value may not be recoverable.
Intangible asset, net
As of April 30, 2025 and October 31, 2024, our intangible asset was fully-amortized. Amortization expense was $0.2 million and $0.5 million for the for the three months and six months ended April 30, 2024, and included in selling, general and administrative expenses.
4.    Details of Certain Account Balances
Accrued expenses

(In millions)	April 30, 2025	October 31, 2024
Employee-related	$16.9	$22.1
Freight	5.4	5.8
Outside fruit purchase	7.1	4.7
Other	8.1	7.3
Accrued expenses	$37.5	$39.9
Other long-term liabilities

(In millions)	April 30, 2025	October 31, 2024
Uncertain tax positions(1)	$18.6	$17.9
Employee-related	2.3	2.2
Trade payables to noncontrolling interest holders	1.7	3.5
Other	2.1	2.4
Other long-term liabilities	$24.7	$26.0
(1)Includes uncertain tax positions related to both income taxes and other statutory tax reserves, plus related penalties and interest.

MISSION PRODUCE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Other expense (income), net

	Three Months Ended April 30,		Six Months Ended April 30,
(In millions)	2025	2024	2025	2024
Losses on derivative financial instruments	$0.2	$—	$0.1	$—
Foreign currency transaction loss (gain)	1.3	(0.1)	0.2	1.3
Interest income	(0.9)	(1.0)	(1.2)	(1.3)
Other	—	0.1	—	—
Other expense (income), net	$0.6	$(1.0)	$(0.9)	$—

Other amounts attributable to noncontrolling interest holders
Amounts included in trade accounts receivable due from noncontrolling interest holders were $0.9 million and $5.1 million as of April 30, 2025 and October 31, 2024, respectively. Amounts included in trade accounts payable due to noncontrolling interest holders were $6.3 million and $2.6 million as of April 30, 2025 and October 31, 2024, respectively.
5.      Variable Interest Entity
Assets of our variable interest in our blueberry joint-venture may only be used to settle its own liabilities and creditors of the entity only have recourse for the entity’s liabilities. A summary of these balances, which are included in our condensed consolidated balance sheets, is as follows:

(In millions)	April 30, 2025	October 31, 2024
Current assets	$25.3	$40.7
Long-term assets	83.3	74.2
Current liabilities	15.5	22.0
Long-term liabilities	26.1	27.9
6.     Debt
Credit facility
Long-term debt under our syndicated credit facility with Bank of America (“BoA”) Merrill Lynch consisted of the following:

(In millions)	April 30, 2025	October 31, 2024
Revolving line of credit. The interest rate is variable, based on SOFR plus a spread that varies with the Company’s leverage ratio. As of April 30, 2025 and October 31, 2024, the interest rate was 5.91% and 6.38%, respectively. Interest is payable monthly and principal is due in full in October 2027	$55.0	$20.0
Senior term loan (A-1). The interest rate is variable, based on SOFR plus a spread that varies with the Company’s leverage ratio. As of April 30, 2025 and October 31, 2024, the interest rate was 5.92% and 6.29%, respectively. Interest is payable monthly, principal is payable quarterly and due in full in October 2027.	43.8	45.0
Senior term loan (A-2). The interest rate is variable, based on SOFR plus a spread that varies with the Company’s leverage ratio. As of April 30, 2025 and October 31, 2024, the interest rate was 6.17% and 6.54% respectively. Interest is payable monthly, principal is payable quarterly and due in full in October 2029.	48.7	49.0
Total long-term debt	147.5	114.0
Less debt issuance costs	(0.3)	(0.3)
Long-term debt, net of debt issuance costs	147.2	113.7
Less current portion of long-term debt	(3.0)	(3.0)
Long-term debt, net of current portion	$144.2	$110.7

MISSION PRODUCE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The credit facility requires the Company to comply with financial and other covenants, including limitations on investments, capital expenditures, dividend payments, amounts and types of liens and indebtedness, and material asset sales. The Company is also required to maintain certain leverage and fixed charge coverage ratios. As of April 30, 2025, the Company was in compliance with all financial covenants of the credit facility.
Other
Certain of our consolidated subsidiaries may also enter into short-term bank borrowings from time to time. No short-term bank borrowings were outstanding as of April 30, 2025 and $3.0 million were outstanding as of October 31, 2024. The weighted average interest rate on short-term bank borrowings outstanding was 9.91% as of October 31, 2024. Our Blueberries business also obtains loans from shareholders from time to time, which accrue interest at rates ranging from 5.0 to 6.5%. Amounts outstanding as of April 30, 2025 are expected to be repaid by the end of fiscal 2026.
Interest rate swaps
From time to time, the Company may enter into interest rate swap contracts to hedge changes in variable interest rates on the principal value of the Company’s term loans. We account for interest rate swaps in accordance with ASC 815, Derivatives and Hedging, as amended, which requires the recognition of all derivative instruments as either assets or liabilities in the condensed consolidated balance sheets and measurement of those instruments at fair value. The Company did not designate the interest rate swaps as cash flow hedges, and as a result under the accounting guidance, changes in the fair value of the interest rate swaps were recorded in other (expense) income, net in the condensed consolidated statements of income and changes in the assets are presented in net cash (used in) provided by operating activities in the condensed consolidated statements of cash flow. As of April 30, 2025 and October 31, 2024, a notional amount of $10 million was outstanding, carrying a fixed SOFR rate of 4.47%. Refer to Note 9 for more details.
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
8.     Income Taxes
The provision for income tax recorded for the three and six months ended April 30, 2025 and 2024 differs from the income taxes expected at the U.S. federal statutory tax rate of 21.0%, primarily due to income attributable to foreign jurisdictions which is taxed at different rates, changes in foreign exchange rates taxable in foreign jurisdictions, state taxes, nondeductible tax items and changes in uncertain tax positions (“UTP”).
As of April 30, 2025, the Company had $16.3 million accrued in UTP on income taxes, of which $9.0 million relates to interest and penalties, inclusive of inflationary adjustments. The period for assessing interest and penalties has expired. However, the Company continues to record certain statutory adjustments related to inflation. Changes in the UTP related to changes in foreign exchange rates during the period are included in other (expense) income, net in the condensed consolidated statements of income.

9.     Fair Value Measurements
Financial assets or liabilities measured and recorded at fair value on a recurring basis included in the condensed consolidated balance sheets were as follows:

	April 30, 2025				October 31, 2024
(In millions)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Mutual funds	$2.3	$2.3	$—	$—	$2.2	$2.2	$—	$—
Liabilities
Interest rate swap	0.2	—	0.2	—	0.2	—	0.2	—
Our mutual fund investments relate to our deferred compensation plan, which are held in a Rabbi trust which is included in other assets in our consolidated balance sheets. The funds are measured at quoted prices in active markets, which is equivalent to their fair value.
The fair value of interest rate swaps is determined using widely accepted valuation techniques, including the discounted cash flow method. The analysis reflects the contractual terms of the swaps, including the period to maturity, and uses observable market-based inputs, including interest rate curves (“significant other observable inputs”). The fair value calculation also includes an amount for risk of non-performance using “significant unobservable inputs” such as estimates of current credit spreads to evaluate the likelihood of default. The Company has concluded, as of April 30, 2025 and October 31, 2024, the fair value associated with the “significant unobservable inputs” relating to the Company’s risk of non-performance was insignificant to the overall fair value of the interest rate swap agreements and, as a result, the Company determined that the relevant inputs for purposes of calculating the fair value of the interest rate swap agreements, in their entirety, were based upon “significant other observable inputs”. The liabilities associated with the interest rate swaps have been included in accrued expenses and other long-term liabilities in the condensed consolidated balance sheets and gains and losses for the interest rate swaps have been included in other (expense) income, net in the condensed consolidated statements of income.

MISSION PRODUCE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
10.    Earnings Per Share

	Three Months Ended April 30,		Six Months Ended April 30,
	2025	2024	2025	2024
Numerator:
Net income attributable to Mission Produce (in millions)	$3.1	$7.0	$7.0	$7.0
Denominator:
Weighted average shares of common stock outstanding, used in computing basic earnings per share	70,878,959	70,860,570	70,921,488	70,810,249
Effect of dilutive stock options	—	—	—	—
Effect of dilutive RSUs	142,563	142,993	234,004	149,467
Effect of dilutive PSUs	83,941	—	81,575	—
Weighted average shares of common stock outstanding, used in computing diluted earnings per share	71,105,463	71,003,563	71,237,067	70,959,716
Earnings per share
Basic	$0.04	$0.10	$0.10	$0.10
Diluted	$0.04	$0.10	$0.10	$0.10
Equity awards representing shares of common stock outstanding that were excluded in the computation of diluted earnings per share because their effect would have been anti-dilutive as a result of applying the treasury stock method, were as follows:

	Three Months Ended April 30,		Six Months Ended April 30,
	2025	2024	2025	2024
Anti-dilutive stock options	2,052,182	2,078,268	2,059,100	2,078,268
Anti-dilutive RSUs	182,195	230,250	128,973	476,082
Anti-dilutive PSUs	—	—	—	—

11.     Related Party Transactions
Transactions with related parties included in the condensed consolidated financial statements were as follows:

	Condensed Consolidated Balance Sheets
	April 30, 2025				October 31, 2024
(In millions)	Accounts receivable	Property, plant and equipment, net	Accounts payable & accrued expenses	Finance lease liabilities	Accounts receivable	Property, plant and equipment, net	Accounts payable & accrued expenses	Finance lease liabilities
Equity method investees:
Mr. Avocado	$—	$—	$—	$—	$0.7	$—	$—	$—
Other:
Directors/Officers(1)	0.1	19.6	1.2	20.8	0.2	20.0	—	21.7
Employees(2)	—	—	1.0	—	—	—	0.4	—

MISSION PRODUCE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Condensed Consolidated Statements of Income
(In millions)	Net sales	Cost of sales	Interest expense	Net sales	Cost of sales	Interest expense
	Three Months Ended April 30, 2025			Three Months Ended April 30, 2024
Equity method investees:
Henry Avocado	$0.1	$—	$—	$—	$—	$—
Other:
Directors/Officers(1)	0.8	1.5	0.5	0.3	0.9	0.5
Employees(2)	—	3.2	—	—	1.6	—

	Six Months Ended April 30, 2025			Six Months Ended April 30, 2024
Equity method investees:
Henry Avocado	$0.1	$—	$—	$—	$—	$—
Other:
Directors/Officers(1))	1.4	1.8	1.0	0.5	1.1	1.0
Employees(2)	—	4.4	—	—	6.1	—
(1)The Company purchases from and sells fruit to, and provides logistics services to, a small number of entities having full or partial ownership by some of our directors/officers. These transactions are made under substantially similar terms as with other growers and customers. Our blueberries business leases land under a long-term lease with a company owned by one of our directors. The rental rate in the lease was comparable to market rates and reflective of an arms-length transaction. The lease was accounted for as a finance lease right-of-use asset and is included in property, plant and equipment, net in the consolidated balance sheets, with amortization and interest expense recognized in cost of sales and interest expense, respectively, in the condensed consolidated statements of income. The portion of lease costs attributable to noncontrolling interest, net of income taxes, was $0.3 million for both the three months ended April 30, 2025 and 2024 and $0.5 million for both the six months ended April 30, 2025 and 2024; amounts were included as part of net income attributable to noncontrolling interest in the condensed consolidated statements of income.
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

MISSION PRODUCE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Net sales from each of our reportable segments were as follows.

	Marketing & Distribution	International Farming	Blueberries	Total	Marketing & Distribution	International Farming	Blueberries	Total
	Three Months Ended April 30,
(In millions)	2025				2024
Third party sales	$362.5	$2.1	$15.7	$380.3	$287.1	$0.5	$10.0	$297.6
Affiliated sales	—	6.0	—	6.0	—	0.9	—	0.9
Total segment sales	362.5	8.1	15.7	386.3	287.1	1.4	10.0	298.5
Intercompany eliminations	—	(6.0)	—	(6.0)	—	(0.9)	—	(0.9)
Total net sales	$362.5	$2.1	$15.7	$380.3	$287.1	$0.5	$10.0	$297.6
	Six Months Ended April 30,
	2025				2024
Third party sales	$658.3	$4.1	$52.1	$714.5	$511.7	$2.1	$42.5	$556.3
Affiliated sales	—	13.2	—	13.2	—	5.1	—	5.1
Total segment sales	658.3	17.3	52.1	727.7	511.7	7.2	42.5	561.4
Intercompany eliminations	—	(13.2)	—	(13.2)	—	(5.1)	—	(5.1)
Total net sales	$658.3	$4.1	$52.1	$714.5	$511.7	$2.1	$42.5	$556.3
Supplemental sales information is as follows.

	Three Months Ended April 30,		Six Months Ended April 30,
(In millions)	2025	2024	2025	2024
By type
Avocado	$332.6	$267.5	$611.8	$479.8
Blueberry	15.7	10.0	52.1	42.5
Mango	29.9	18.2	44.7	29.1
Other	2.1	1.9	5.9	4.9
Total net sales	$380.3	$297.6	$714.5	$556.3
By customer location
United States	$317.9	$254.0	$582.7	$465.8
Rest of world	62.4	43.6	131.8	90.5
Total net sales	$380.3	$297.6	$714.5	$556.3

MISSION PRODUCE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Adjusted EBITDA (as defined above) for each of our reportable segments was as follows:

	Three Months Ended April 30,		Six Months Ended April 30,
(In millions)	2025	2024	2025	2024
Marketing & Distribution adjusted EBITDA	$16.8	$21.7	$26.5	$32.7
International Farming adjusted EBITDA	1.5	(2.2)	3.3	(2.7)
Blueberries adjusted EBITDA	0.8	0.7	7.0	9.4
Total reportable segment adjusted EBITDA	$19.1	$20.2	$36.8	$39.4
Net income	3.0	7.0	9.2	9.0
Interest expense(1)	2.5	3.4	4.7	6.7
Provision for income taxes	1.7	3.4	4.9	5.5
Depreciation and amortization(2)	7.0	5.7	15.7	18.6
Equity method income	(0.9)	(0.5)	(1.7)	(0.9)
Stock-based compensation	1.9	1.6	3.9	3.0
Losses on asset impairment and disposals	1.7	0.2	1.8	0.4
Farming costs for nonproductive orchards	0.3	0.3	0.8	0.8
Recognition of deferred ERP costs	0.5	0.6	1.1	1.1
Severance	—	—	—	1.3
Legal settlement	—	—	—	0.2
Transaction costs	0.1	—	0.2	—
Canada site closures(3)	0.2	—	0.7	—
Tariffs(4)	1.1	—	1.1	—
Other expense (income), net	0.6	(1.0)	(0.9)	—
Adjusted EBITDA before adjustment for noncontrolling interest	19.7	20.7	41.5	45.7
Noncontrolling interest(5)	(0.6)	(0.5)	(4.7)	(6.3)
Total adjusted EBITDA	$19.1	$20.2	$36.8	$39.4
(1)Includes interest expense from finance leases, the most significant of which is for land at our Blueberries segment of $0.5 million for both the three months ended April 30, 2025 and 2024 and $1.0 million for both the six months ended April 30, 2025 and 2024.
(2)Includes depreciation and amortization of purchase accounting assets of $0.5 million and $0.4 million for the three months ended April 30, 2025 and 2024, respectively, and $0.8 million and $3.3 million six months ended April 30, 2025 and 2024, respectively. Includes $0.2 million of amortization of the Blueberries finance lease for both the three months ended April 30, 2025 and 2024 and $0.4 million for both the six months ended April 30, 2025 and 2024. The six months ended April 30, 2025 also include $0.9 million of accelerated depreciation expense from fixed assets related to the closure of our Canada facilities during the respective quarter. The six months ended April 30, 2024 also include $4.1 million of accelerated depreciation expense, $2.0 million of which was from purchase accounting assets, for certain blueberry plants determined to have no remaining useful life.
(3)Represents accelerated amortization of operating lease right-of-use assets, early lease termination costs and severance costs incurred due to the closure of our Canada facilities recognized in cost of sales.
(4)Represents tariff charges levied on USMCA-compliant goods imported from Mexico for the three-day period from March 4th to March 6th, 2025. The extremely short-term nature of the charges prevented the Company from effectively passing the charges in both pricing to customers and prices paid for goods from suppliers. USMCA-compliant goods have subsequently been exempted from tariff charges on U.S. imports and additional adjustments are not expected in the future.
(5)Represents net income (loss) attributable to noncontrolling interest plus the impact of non-GAAP adjustments, allocable to the noncontrolling owner based on their percentage of ownership interest.

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
Overview
We are a world leader in sourcing, producing, growing and distributing Hass avocados, serving retail, wholesale and foodservice customers. We source, produce, pack and distribute avocados along with other fruits, including mangos, to our customers and provide value-added services including ripening, bagging, custom packaging and logistical management. In addition, we provide our customers with merchandising and promotional support, insights on market trends and training designed to increase their retail avocado sales.
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
Macroeconomic environment
On February 1, 2025, the United States imposed 25% tariffs against certain foreign goods, including a 25% tariff on all imports from Mexico. The tariffs were effective March 4 through March 6, 2025, during which we incurred $1.1 million in tariffs on Mexican imports. Due to the abrupt and brief duration of tariff application, we were unable to effectively pass the charges to customers. On March 6, 2025, the United States exempted imports from Mexico satisfying the United States–Mexico–Canada Agreement (USMCA) requirements.
On April 2, 2025, the U.S. imposed a minimum 10% tariff on all foreign imports, effective April 9, 2025. Our imported avocados are primarily sourced from Mexico and Peru with additional sourcing from various Central and South American countries. As Mexican fruit is exempted under the USMCA, we are primarily impacted by 10% tariffs on Peruvian fruit. Our International Farming segment cultivates and exports avocados from Peru. Sales of Peruvian fruit are concentrated in the second half of the fiscal year in alignment with the Peruvian avocado harvest season. If we are unable to pass the cost of tariffs to customers, we could experience an adverse impact on gross profit.
If U.S. or global trade policies change again, our costs of foreign fruit could be impacted. It is difficult to predict the impact of future changes. We continue to monitor regulatory changes and their impact on our industry, and are actively strategizing to align our pricing strategy to policy changes.
Supply chain optimization
The Company closed its Canadian distribution centers within its Marketing & Distribution segment during the first quarter of 2025. In connection with the closure, we recognized approximately $1.5 million in charges during the three months ended April 30, 2025 and $2.9 million for the six months ended April 30, 2025. Charges consisted of accelerated depreciation expense of property, plant and equipment, accelerated amortization expense of operating lease right-of-use assets, loss on disposal of property, plant and equipment and severance costs. Distribution volume from these facilities has been absorbed by our other distribution centers and third-party service providers.

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

	Three Months Ended April 30,				Six Months Ended April 30,
	2025		2024		2025		2024
(In millions, except for percentages)	Dollars	%	Dollars	%	Dollars	%	Dollars	%
Net sales	$380.3	100%	$297.6	100%	$714.5	100%	$556.3	100%
Cost of sales	351.9	93%	266.6	90%	654.6	92%	496.6	89%
Gross profit	28.4	7%	31.0	10%	59.9	8%	59.7	11%
Selling, general and administrative expenses	21.5	6%	18.7	6%	43.7	6%	39.4	7%
Operating income	6.9	2%	12.3	4%	16.2	2%	20.3	4%
Interest expense	(2.5)	(1)%	(3.4)	(1)%	(4.7)	(1)%	(6.7)	(1)%
Equity method income	0.9	—%	0.5	—%	1.7	—%	0.9	—%
Other (expense) income, net	(0.6)	—%	1.0	—%	0.9	—%	—	—%
Income before income taxes	4.7	1%	10.4	3%	14.1	2%	14.5	3%
Provision for income taxes	1.7	—%	3.4	1%	4.9	1%	5.5	1%
Net income	3.0	1%	7.0	2%	9.2	1%	9.0	2%
Less: Net (loss) income attributable to noncontrolling interest	(0.1)	—%	—	—%	2.2	—%	2.0	—%
Net income attributable to Mission Produce	$3.1	1%	$7.0	2%	$7.0	1%	$7.0	1%
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

	Three Months Ended April 30,		Six Months Ended April 30,
(In millions)	2025	2024	2025	2024
Net sales by segment:
Marketing and Distribution	$362.5	$287.1	$658.3	$511.7
International Farming	2.1	0.5	4.1	2.1
Blueberries	15.7	10.0	52.1	42.5
Total net sales	$380.3	$297.6	$714.5	$556.3
Net sales increased $82.7 million or 28% and $158.2 million or 28% in the three and six months ended April 30, 2025 compared to the same periods last year, primarily driven by our Marketing & Distribution segment, where average per-unit avocado sales prices increased 26% and 25%, respectively, while volumes sold were flat. Consumer demand outpaced supply, driving higher per-unit pricing as volume was limited by continuing constraints on Mexican fruit availability.
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

	Three Months Ended April 30,		Six Months Ended April 30,
	2025	2024	2025	2024
Gross profit (in millions)	$28.4	$31.0	$59.9	$59.7
Gross profit as a percentage of sales	7.5%	10.4%	8.4%	10.7%
Gross profit decreased $2.6 million or 8% in the three months ended April 30, 2025 compared to the same period last year to $28.4 million and gross profit percentage decreased 290 basis points compared to the same period last year, to 7.5% of revenue. Our Marketing & Distribution segment was impacted by lower per-unit margins on avocados sold due to challenges in obtaining Mexican supply required to meet customer commitments. In addition, the Marketing & Distribution segment incurred $1.5 million of costs associated with the closure of our Canadian facilities and $1.1 million in tariffs levied on USMCA-compliant goods imported from Mexico for the three days they were in effect during March 2025. Gross profit at the International Farming segment increased due to higher pricing and yield from owned mango orchards as well as higher volume of blueberry packing and cooling services.
Gross profit was flat for the six months ended April 30, 2025 compared to the same period last year. Gross profit percentage decreased 230 basis points compared to the same period last year, to 8.4% of revenue. The Marketing & Distribution and International Farming segments were impacted by the same factors impacting the quarter. Charges incurred for the six months ended April 30, 2025 related to the closure of Canadian facilities were $2.9 million.
SG&A
Selling, general and administrative (“SG&A”) expenses primarily include the costs associated with selling, professional fees, general corporate overhead and other related administrative functions.

	Three Months Ended April 30,		Six Months Ended April 30,
(In millions)	2025	2024	2025	2024
Selling, general and administrative expenses	$21.5	$18.7	$43.7	$39.4
SG&A expenses increased $2.8 million or 15% and $4.3 million or 11% in the three and six months ended April 30, 2025 compared to the same periods last year. The increases were primarily due to higher employee related costs, inclusive of performance-based stock compensation expense, as well as higher professional fees, inclusive of fees for external legal counsel associated with outstanding legal proceedings.
Interest expense
Interest expense consists primarily of interest on borrowings under working capital facilities that we maintain and interest on other long-term debt used to make capital and equity investments. We also incur interest expense on finance leases, computed using each lease’s explicit or implicit borrowing rate.

	Three Months Ended April 30,		Six Months Ended April 30,
(In millions)	2025	2024	2025	2024
Interest expense	$2.5	$3.4	$4.7	$6.7
Interest expense decreased $0.9 million or 26% and $2.0 million or 30% in the three and six months ended April 30, 2025 compared to the same periods last year. The decreases were due to lower average balances on our revolving line of credit and lower interest rates on our borrowings under our credit facility. Interest rates applicable to our credit facility are variable, based on SOFR and a spread depending on our net leverage ratio.
Equity method income
Our material equity method investees include Henry Avocado (“HAC”), Mr. Avocado and Copaltas.

	Three Months Ended April 30,		Six Months Ended April 30,
(In millions)	2025	2024	2025	2024
Equity method income	$0.9	$0.5	$1.7	$0.9
Equity method income increased $0.4 million or 80% and $0.8 million or 89% in the three and six months ended April 30, 2025 compared to the same periods last year. The increases were primarily due to improved margins on fruit sold by Mr. Avocado in China.
Other expense (income), net
Other expense (income), net consists of interest income, currency exchange gains or losses, interest rate derivative gains or losses and other miscellaneous income and expense items.

	Three Months Ended April 30,		Six Months Ended April 30,
(In millions)	2025	2024	2025	2024
Other expense (income), net	$0.6	$(1.0)	$(0.9)	$—
Other expense was $0.6 million in the three months ended April 30, 2025 compared to other income of $1.0 million for the same period last year. Other expense in the current year quarter was driven by foreign currency transaction loss resulting from a weakening of the U.S. dollar relative to the Mexican peso during the period, which more than offset interest income.
Other income was $0.9 million in the six months ended April 30, 2025 compared to zero in the same period last year, primarily due to greater foreign currency losses resulting from the weakening of the U.S. dollar relative to the Mexican peso in the previous year.
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

	Three Months Ended April 30,		Six Months Ended April 30,
	2025	2024	2025	2024
Provision for income taxes (in millions)	$1.7	$3.4	$4.9	$5.5
Effective tax rate	36.2%	32.7%	34.8%	37.9%
The provision for income tax decreased $1.7 million or 50% and $0.6 million or 11% in the three and six months ended April 30, 2025 compared to the same periods last year, primarily due to the effect of lower income before taxes in the current year. Our effective tax rate was impacted by book losses in jurisdictions where either a full valuation allowance has been recorded or where loss carryforward is disallowed in both years.
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
Net sales

	Marketing & Distribution	International Farming	Blueberries	Total	Marketing & Distribution	International Farming	Blueberries	Total
	Three Months Ended April 30,
(In millions)	2025				2024
Third party sales	$362.5	$2.1	$15.7	$380.3	$287.1	$0.5	$10.0	$297.6
Affiliated sales	—	6.0	—	6.0	—	0.9	—	0.9
Total segment sales	362.5	8.1	15.7	386.3	287.1	1.4	10.0	298.5
Intercompany eliminations	—	(6.0)	—	(6.0)	—	(0.9)	—	(0.9)
Total net sales	$362.5	$2.1	$15.7	$380.3	$287.1	$0.5	$10.0	$297.6
	Six Months Ended April 30,
	2025				2024
Third party sales	$658.3	$4.1	$52.1	$714.5	$511.7	$2.1	$42.5	$556.3
Affiliated sales	—	13.2	—	13.2	—	5.1	—	5.1
Total segment sales	658.3	17.3	52.1	727.7	511.7	7.2	42.5	561.4
Intercompany eliminations	—	(13.2)	—	(13.2)	—	(5.1)	—	(5.1)
Total net sales	$658.3	$4.1	$52.1	$714.5	$511.7	$2.1	$42.5	$556.3

Adjusted EBITDA

	Three Months Ended April 30,		Six Months Ended April 30,
(In millions)	2025	2024	2025	2024
Marketing & Distribution adjusted EBITDA	$16.8	$21.7	$26.5	$32.7
International Farming adjusted EBITDA	1.5	(2.2)	3.3	(2.7)
Blueberries adjusted EBITDA	0.8	0.7	7.0	9.4
Total reportable segment adjusted EBITDA	$19.1	$20.2	$36.8	$39.4
Net income	3.0	7.0	9.2	9.0
Interest expense(1)	2.5	3.4	4.7	6.7
Provision for income taxes	1.7	3.4	4.9	5.5
Depreciation and amortization(2)	7.0	5.7	15.7	18.6
Equity method income	(0.9)	(0.5)	(1.7)	(0.9)
Stock-based compensation	1.9	1.6	3.9	3.0
Losses on asset impairment and disposals	1.7	0.2	1.8	0.4
Farming costs for nonproductive orchards	0.3	0.3	0.8	0.8
Recognition of deferred ERP costs	0.5	0.6	1.1	1.1
Severance	—	—	—	1.3
Legal settlement	—	—	—	0.2
Transaction costs	0.1	—	0.2	—
Canada site closures(3)	0.2	—	0.7	—
Tariffs(4)	1.1	—	1.1	—
Other expense (income), net	0.6	(1.0)	(0.9)	—
Adjusted EBITDA before adjustment for noncontrolling interest	19.7	20.7	41.5	45.7
Noncontrolling interest(5)	(0.6)	(0.5)	(4.7)	(6.3)
Total adjusted EBITDA	$19.1	$20.2	$36.8	$39.4
(1)Includes interest expense from finance leases, the most significant of which is for land at our Blueberries segment of $0.5 million for both the three months ended April 30, 2025 and 2024 and $1.0 million for both the six months ended April 30, 2025 and 2024.
(2)Includes depreciation and amortization of purchase accounting assets of $0.5 million and $0.4 million for the three months ended April 30, 2025 and 2024, respectively, and $0.8 million and $3.3 million six months ended April 30, 2025 and 2024, respectively. Includes $0.2 million of amortization of the Blueberries finance lease for both the three months ended April 30, 2025 and 2024 and $0.4 million for both the six months ended April 30, 2025 and 2024. The six months ended April 30, 2025 also include $0.9 million of accelerated depreciation expense from fixed assets related to the closure of our Canada facilities during the respective quarter. The six months ended April 30, 2024 also include $4.1 million of accelerated depreciation expense, $2.0 million of which was from purchase accounting assets, for certain blueberry plants determined to have no remaining useful life.
(3)Represents accelerated amortization of operating lease right-of-use assets, early lease termination costs and severance costs incurred due to the closure of our Canada facilities recognized in cost of sales.
(4)Represents tariff charges levied on USMCA-compliant goods imported from Mexico for the three-day period from March 4th to March 6th, 2025. The extremely short-term nature of the charges prevented the Company from effectively passing the charges in both pricing to customers and prices paid for goods from suppliers. USMCA-compliant goods have subsequently been exempted from tariff charges on U.S. imports and additional adjustments are not expected in the future.
(5)Represents net income (loss) attributable to noncontrolling interest plus the impact of non-GAAP adjustments, allocable to the noncontrolling owner based on their percentage of ownership interest.
Marketing & Distribution
Net sales in our Marketing & Distribution segment increased $75.4 million or 26% and $146.6 million or 29% in the three and six months ended April 30, 2025 compared to the same periods last year, driven by the avocado pricing increases as described above.
Segment adjusted EBITDA decreased $4.9 million or 23% and $6.2 million or 19% in the three and six months ended April 30, 2025 compared to the same periods last year, primarily due to lower per-unit gross margin on avocados sold and higher SG&A expenses, as described above.

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
Total segment sales in our International Farming segment increased $6.7 million or 479% and $10.1 million or 140% in the three and six months ended April 30, 2025 compared to the same periods last year. Segment adjusted EBITDA increased $3.7 million or 168% and $6.0 million or 222% in the three and six months ended April 30, 2025 compared to the same periods last year. The increases were driven by higher pricing and higher yield from owned mango orchards as well as higher volume of blueberry packing and cooling services.
Blueberries
Sales in our Blueberries segment have traditionally been concentrated in the first and fourth quarters of our fiscal year in alignment with the Peruvian blueberry harvest season, which typically runs from July through February.
Net sales in our Blueberries segment increased $5.7 million or 57% in the three months ended April 30, 2025 compared to the same period last year, primarily due to higher volume driven by increased total acreage and yields from our farms.
Segment adjusted EBITDA was flat for the three months ended April 30, 2025 compared to the same period last year as the volume growth offset the lower per-unit margin.
Net sales in our Blueberries segment increased $9.6 million or 23% in the six months ended April 30, 2025 compared to the same period last year, due to a 64% increase in volume, partially offset by a 25% decrease in average per-unit sales price. Higher volumes were driven by both increased total acreage and higher yields from our farms, while decreased prices were driven by higher total industry production from Peru after unfavorable regional weather conditions negatively impacted supply during the prior year.
Segment adjusted EBITDA decreased $2.4 million or 26% for the six months ended April 30, 2025 compared to the same period last year, primarily due to lower per-unit margins attributed to lower selling prices.
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

	Six Months Ended April 30,
(In millions)	2025	2024
Net income	$9.2	$9.0
Depreciation and amortization	15.7	18.6
Equity method income	(1.7)	(0.9)
Noncash lease expense	3.7	3.1
Stock-based compensation	3.9	3.0
Dividends received from equity method investees	2.2	3.2
Deferred income taxes	(0.2)	(1.0)
Other	2.2	1.6
Changes in working capital	(48.0)	(23.7)
Net cash (used in) provided by operating activities	$(13.0)	$12.9
Net cash used in operating activities was $13.0 million for the six months ended April 30, 2025, compared to cash provided of $12.9 million in the same period last year, driven largely by growth in working capital. The increase in working capital in the current year is driven by the higher avocado price environment which has increased receivable balances in our Marketing & Distribution segment, while increased acreage and harvest timing has resulted in higher inventory balances in our International Farming segment.
Investing activities

	Six Months Ended April 30,
(In millions)	2025	2024
Purchases of property, plant and equipment	$(28.0)	$(17.7)
Investment in equity method investees	—	(0.6)
Other	(0.2)	—
Net cash used in investing activities	$(28.2)	$(18.3)
Property, plant and equipment

	Six Months Ended April 30,
(In millions)	2025	2024
Purchases of property, plant and equipment by segment:
Marketing & Distribution	$2.2	$5.5
International Farming	17.6	7.6
Blueberries	8.2	4.6
Total purchases of property, plant and equipment	$28.0	$17.7
In the six months ended April 30, 2025 and 2024, capital expenditures were comprised primarily of avocado orchard development, pre-production orchard maintenance and land improvements, packhouse construction in Guatemala and pre-production land development and blueberry plant cultivation in Peru. The six months ended April 30, 2024 also included distribution facility construction costs in the U.K. in our Marketing & Distribution segment.

Financing activities

	Six Months Ended April 30,
(In millions)	2025	2024
Borrowings on revolving credit facility	$55.0	$40.0
Payments on revolving credit facility	(20.0)	(20.0)
Repayment of short-term borrowings	(3.5)	(2.8)
Principal payments on long-term debt obligations	(1.5)	(1.8)
Principal payments on finance lease obligations	(0.5)	(2.6)
Payments for long-term supplier financing	(0.3)	(0.3)
Payments to noncontrolling interest holder for long-term supply financing	(1.4)	(1.9)
Principal payments on loans due to noncontrolling interest holder	—	(0.5)
Payments of minimum withholding taxes on net share settlement of equity awards	(1.5)	(0.8)
Exercise of stock options	0.3	—
Purchase and retirement of common stock	(5.5)	—
Net cash provided by financing activities	$21.1	$9.3
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
Capital resources

(In millions)	April 30, 2025	October 31, 2024
Cash and cash equivalents	$36.7	$58.0
Working capital(1)	147.2	129.9
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
As of April 30, 2025, we were required to comply with the following financial covenants: (a) a quarterly consolidated leverage ratio of not more than 3.5 to 1.00 and (b) a quarterly consolidated fixed charge coverage ratio of not less than 1.25 to 1.00. As of April 30, 2025, we were in compliance with all such covenants of the credit facility.

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
Leases
We are party to various leases, the most material of which are for facilities and land. Our undiscounted cash liabilities were approximately $173.5 million as of April 30, 2025, of which, approximately $105.9 million was for long-term land leases in our International Farming and Blueberries segments.
Long-term debt
As of April 30, 2025, outstanding borrowings on our syndicated debt facility totaled $147.5 million. See Note 6 to the consolidated financial statements for more information.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended April 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A.    Risk Factors
For a discussion of our risk factors, see “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended October 31, 2024, filed with the SEC on December 19, 2024 and “Part II, Item 1A. Risk Factors” in the quarterly report on Form 10-Q for the quarter ended January 31, 2025, filed with the SEC on March 10, 2025 . The risks and uncertainties that we face are not limited to those set forth in the 2024 Form 10-K and subsequent quarterly reports. You should carefully consider the risk factors in the 2024 Form 10-K and subsequent reports, together with the other information contained in this quarterly report on Form 10-Q, including our financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” before making a decision to purchase or sell shares of our common stock. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business and the trading price of our common stock.

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
Repurchases by us or our “affiliated purchasers” (as defined in Rule 10b-18(a)(3) of the Exchange Act) of registered equity securities during the second quarter of 2025 were as follows:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan	Approximate dollar value of shares that may yet be purchased under the plan (in millions)
March 1-31, 2025	400,806	$10.06	400,806	$15.0
April 1-30, 2025	116,995	$10.00	116,995	$13.9
Item 3.        Defaults Upon Senior Securities
None.
Item 4.        Mine Safety Disclosures
None.
Item 5.        Other Information
During the fiscal quarter ended April 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408 of Regulation S-K).

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
101
The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended April 30, 2025 formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Income (iv) Condensed Consolidated Statements of Changes in Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.
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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 5, 2025.

MISSION PRODUCE, INC.

/s/ Stephen J. Barnard
Stephen J. Barnard
Chief Executive Officer

/s/ Bryan E. Giles
Bryan E. Giles
Chief Financial Officer