Form 10-Q
period 2025-07-31
Mission Produce, Inc.
filed 2025-09-08
CIK 1802974

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________
FORM 10-Q
_____________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2025
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒
As of September 1, 2025, the registrant had 70,619,092 shares of common stock at $0.001 par value outstanding.

MISSION PRODUCE, INC.
TABLE OF CONTENTS

FORM 10-Q
FISCAL THIRD QUARTER 2025

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

PART I- FINANCIAL INFORMATION
Item 1.    Financial Statements
MISSION PRODUCE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In millions, except for shares)	July 31, 2025	October 31, 2024
Assets
Current assets:
Cash and cash equivalents	$43.7	$58.0
Restricted cash	2.9	1.3
Accounts receivable
Trade, net of allowances of $0.7 and $0.8, respectively	95.4	95.4
Grower and fruit advances	3.9	1.7
Other	18.6	15.3
Inventory	103.4	91.2
Prepaid expenses and other current assets	9.1	9.4
Income taxes receivable	7.7	6.7
Total current assets	284.7	279.0
Property, plant and equipment, net	538.8	523.4
Operating lease right-of-use assets	69.5	67.8
Equity method investees	32.9	33.0
Deferred income tax assets, net	9.8	9.7
Goodwill	39.4	39.4
Other assets	27.3	19.2
Total assets	$1,002.4	$971.5

Liabilities and Equity
Current liabilities:
Accounts payable	$46.4	$35.3
Accrued expenses	38.6	39.9
Income taxes payable	5.4	7.7
Grower payables	34.2	50.3
Short-term borrowings	2.9	3.0
Notes payable	—	0.5
Loans from noncontrolling interest holders—current portion	0.2	0.1
Long-term debt—current portion	3.0	3.0
Operating leases—current portion	6.8	6.4
Finance leases—current portion	2.4	2.9
Total current liabilities	139.9	149.1
Long-term debt, net of current portion	128.5	110.7
Loans from noncontrolling interest holders, net of current portion	0.9	1.8
Operating leases, net of current portion	68.9	67.4
Finance leases, net of current portion	21.7	21.5
Income taxes payable	—	1.3
Deferred income tax liabilities, net	16.5	16.6
Other long-term liabilities	25.5	26.0
Total liabilities	401.9	394.4
Commitments and contingencies (Note 7)
Shareholders’ Equity
Common stock ($0.001 par value, 1,000,000,000 shares authorized; 70,618,213 and 70,914,767 shares issued and outstanding as of July 31, 2025 and October 31, 2024, respectively)	0.1	0.1
Additional paid-in capital	244.1	239.7
Accumulated other comprehensive income (loss)	0.6	(0.2)
Retained earnings	323.9	307.7
Mission Produce shareholders' equity	568.7	547.3
Noncontrolling interest	31.8	29.8
Total equity	600.5	577.1
Total liabilities and equity	$1,002.4	$971.5
See accompanying notes to unaudited condensed consolidated financial statements.

MISSION PRODUCE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended July 31,		Nine Months Ended July 31,
(In millions, except for per share amounts)	2025	2024	2025	2024
Net sales	$357.7	$324.0	$1,072.2	$880.3
Cost of sales	312.6	287.0	967.2	783.6
Gross profit	45.1	37.0	105.0	96.7
Selling, general and administrative expenses	24.1	20.2	67.8	59.6
Operating income	21.0	16.8	37.2	37.1
Interest expense	(2.4)	(3.2)	(7.1)	(9.9)
Equity method income	2.0	1.7	3.7	2.6
Other (expense) income, net	(0.8)	1.3	0.1	1.3
Income before income taxes	19.8	16.6	33.9	31.1
Provision for income taxes	5.3	4.5	10.2	10.0
Net income	$14.5	$12.1	$23.7	$21.1
Less: Net (loss) income attributable to noncontrolling interest	(0.2)	(0.3)	2.0	1.7
Net income attributable to Mission Produce	$14.7	$12.4	$21.7	$19.4

Net income per share attributable to Mission Produce:
Basic	$0.21	$0.17	$0.31	$0.27
Diluted	$0.21	$0.17	$0.30	$0.27
See accompanying notes to unaudited condensed consolidated financial statements.

MISSION PRODUCE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended July 31,		Nine Months Ended July 31,
(In millions)	2025	2024	2025	2024
Net income	$14.5	$12.1	$23.7	$21.1
Other comprehensive income, net of tax
Changes in foreign currency translation adjustments:
Foreign currency translation adjustments	—	0.1	0.5	0.6
Amounts reclassified to earnings	—	—	0.3	—
Total comprehensive income, net of tax	14.5	12.2	24.5	21.7
Less: Comprehensive (loss) income attributable to noncontrolling interest	(0.2)	(0.3)	2.0	1.7
Comprehensive income	$14.7	$12.5	$22.5	$20.0
See accompanying notes to unaudited condensed consolidated financial statements.

MISSION PRODUCE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)

(In millions, except for shares)	Common stock		Additional paid-in capital	Accumulated other comprehensive (loss) income	Retained earnings	Noncontrolling interest	Total equity
	Shares	Amount
Balance at October 31, 2023	70,728,404	$0.1	$233.4	$(0.9)	$271.0	$24.7	$528.3
Stock-based compensation	—	—	1.4	—	—	—	1.4
Issuance of common stock for equity awards, net of shares withheld for the settlement of taxes	112,899	—	(0.7)	—	—	—	(0.7)
Net income	—	—	—	—	—	2.0	2.0
Other comprehensive income	—	—	—	0.8	—	—	0.8
Balance at January 31, 2024	70,841,303	$0.1	$234.1	$(0.1)	$271.0	$26.7	$531.8
Stock-based compensation	—	—	1.6	—	—	—	1.6
Issuance of common stock for equity awards, net of shares withheld for the settlement of taxes	68,164	—	(0.1)	—	—	—	(0.1)
Net income	—	—	—	—	7.0	—	7.0
Other comprehensive loss	—	—	—	(0.3)	—	—	(0.3)
Balance at April 30, 2024	70,909,467	$0.1	$235.6	$(0.4)	$278.0	$26.7	$540.0
Stock-based compensation	—	—	1.5	—	—	—	1.5
Issuance of common stock for equity awards, net of shares withheld for the settlement of taxes	263	—	—	—	—	—	—
Net income (loss)	—	—	—	—	12.4	(0.3)	12.1
Other comprehensive income	—	—	—	0.1	—	—	0.1
Balance at July 31, 2024	70,909,730	$0.1	$237.1	$(0.3)	$290.4	$26.4	$553.7

Balance at October 31, 2024	70,914,767	$0.1	$239.7	$(0.2)	$307.7	$29.8	$577.1
Stock-based compensation	—	—	2.0	—	—	—	2.0
Issuance of common stock for equity awards, net of shares withheld for the settlement of taxes	153,856	—	(1.3)	—	—	—	(1.3)
Exercise of stock options	21,929	—	0.3	—	—	—	0.3
Purchase and retirement of common stock	(25,000)	—	—	—	(0.3)	—	(0.3)
Net income	—	—	—	—	3.9	2.3	6.2
Other comprehensive loss	—	—	—	(1.1)	—	—	(1.1)
Balance at January 31, 2025	71,065,552	$0.1	$240.7	$(1.3)	$311.3	$32.1	$582.9
Stock-based compensation	—	—	1.9	—	—	—	1.9
Issuance of common stock for equity awards, net of shares withheld for the settlement of taxes	70,200	—	(0.2)	—	—	—	(0.2)
Purchase and retirement of common stock	(517,801)	—	—	—	(5.2)	—	(5.2)
Net income (loss)	—	—	—	—	3.1	(0.1)	3.0
Other comprehensive income	—	—	—	1.9	—	—	1.9
Balance at April 30, 2025	70,617,951	$0.1	$242.4	$0.6	$309.2	$32.0	$584.3
Stock-based compensation	—	—	1.7	—	—	—	1.7
Issuance of common stock for equity awards, net of shares withheld for the settlement of taxes	262	—	—	—	—	—	—
Net income (loss)	—	—	—	—	14.7	(0.2)	14.5
Balance at July 31, 2025	70,618,213	$0.1	$244.1	$0.6	$323.9	$31.8	$600.5
See accompanying notes to unaudited condensed consolidated financial statements.

MISSION PRODUCE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)

	Nine Months Ended July 31,
(In millions)	2025	2024
Operating Activities
Net income	$23.7	$21.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24.1	27.5
Amortization of debt issuance costs	0.2	0.2
Equity method income	(3.7)	(2.6)
Noncash lease expense	5.2	4.6
Stock-based compensation	5.6	4.5
Dividends received from equity method investees	4.4	3.2
Losses on asset impairment, disposals and sales	2.9	3.8
Gains on settlement of asset retirement obligations	(0.8)	—
Deferred income taxes	(0.3)	(1.3)
Unrealized losses (gains) on foreign currency transactions	0.8	(0.6)
Unrealized loss on derivative financial instruments	—	0.1
Other	(0.1)	(0.1)
Effect on cash of changes in operating assets and liabilities:
Trade accounts receivable	(0.3)	(26.5)
Grower fruit advances	(2.1)	(0.7)
Other receivables	(3.3)	(1.4)
Inventory	(11.8)	(10.6)
Prepaid expenses and other current assets	0.1	0.8
Income taxes receivable	(0.8)	(2.6)
Other assets	(7.1)	0.5
Accounts payable and accrued expenses	11.5	10.6
Income taxes payable	(3.6)	2.4
Grower payables	(16.4)	28.6
Operating lease liabilities	(5.1)	(4.7)
Other long-term liabilities	(1.7)	(1.4)
Net cash provided by operating activities	$21.4	$55.4
Investing Activities
Purchases of property, plant and equipment	(39.8)	(25.3)
Proceeds from sale of property, plant and equipment	—	0.1
Investment in equity method investees	—	(0.6)
Other	(0.2)	(0.2)
Net cash used in investing activities	$(40.0)	$(26.0)
Financing Activities
Borrowings on revolving credit facility	55.0	40.0
Payments on revolving credit facility	(35.0)	(55.0)
Proceeds from short-term borrowings	5.2	3.0
Repayment of short-term borrowings	(7.3)	(2.8)
Principal payments on long-term debt obligations	(2.3)	(2.7)
Principal payments on finance lease obligations	(0.7)	(1.6)
Payments for long-term supplier financing	(1.1)	(0.5)
Payments to noncontrolling interest holder for long-term supply financing	(1.3)	(2.0)
Principal payments on loans due to noncontrolling interest holder	—	(0.5)
Payments of minimum withholding taxes on net share settlement of equity awards	(1.5)	(0.8)
Exercise of stock options	0.3	—
Purchase and retirement of common stock	(5.5)	—
Net cash provided by (used in) financing activities	$5.8	$(22.9)
Effect of exchange rate changes on cash	0.1	0.2

	Nine Months Ended July 31,
(In millions)	2025	2024
Net (decrease) increase in cash, cash equivalents and restricted cash	(12.7)	6.7
Cash, cash equivalents and restricted cash, beginning of period	59.3	43.2
Cash, cash equivalents and restricted cash, end of period	$46.6	$49.9

Summary of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets:
Cash and cash equivalents	$43.7	$49.5
Restricted cash	2.9	0.4
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statements of cash flows	$46.6	$49.9
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
Recently issued accounting standards
In July 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2025-05, Financial instruments—Credit Losses (Topic 326)—Measurement of Credit Losses for Accounts Receivable and Contract Assets. The ASU allows an entity the option to elect a certain practical expedient as an accounting policy over the measurement of expected credit losses. The amendments in this ASU are effective for fiscal years beginning after December 15, 2025, and interim periods therein. Early adoption is permitted. We are currently evaluating the impact of the ASU on our financial disclosures.
In November 2024, and as updated in January 2025, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures. The ASU requires that an entity disclose additional information about specific expense categories in the notes to financial statements at interim and annual reporting periods. This information is generally not presented in the financial statements today. The amendments in this ASU are required to be adopted for fiscal years beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The amendments should be applied either (1) prospectively to financial statements issued for reporting periods after the effective date of this update or (2) retrospectively to any or all prior periods presented in the financial statements. We are currently evaluating the impact of adoption on our financial disclosures.
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

MISSION PRODUCE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
2.     Inventory
Major classes of inventory were as follows:

(In millions)	July 31, 2025	October 31, 2024
Finished goods	$51.8	$45.1
Crop growing costs	30.9	27.1
Packaging and supplies	20.7	19.0
Inventory	$103.4	$91.2
3.    Goodwill

(In millions)	International Farming	Blueberries	Total
Goodwill as of both July 31, 2025 and October 31, 2024	$26.9	$12.5	$39.4
The carrying amounts of goodwill as of both July 31, 2025 and October 31, 2024 were net of accumulated impairment losses of $49.5 million, attributable to the International Farming segment. Goodwill is tested for impairment on an annual basis in the fourth quarter, or when an event or changes in circumstances indicate that its carrying value may not be recoverable.
4.    Details of Certain Account Balances
Accrued expenses

(In millions)	July 31, 2025	October 31, 2024
Employee-related	$20.3	$22.1
Freight	5.0	5.8
Outside fruit purchase	3.9	4.7
Other	9.4	7.3
Accrued expenses	$38.6	$39.9
Other long-term liabilities

(In millions)	July 31, 2025	October 31, 2024
Uncertain tax positions(1)	$19.5	$17.9
Employee-related	2.6	2.2
Trade payables to noncontrolling interest holders	1.7	3.5
Other	1.7	2.4
Other long-term liabilities	$25.5	$26.0
(1)Includes uncertain tax positions related to both income taxes and other statutory tax reserves, plus related penalties and interest.

MISSION PRODUCE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Other (expense) income, net

	Three Months Ended July 31,		Nine Months Ended July 31,
(In millions)	2025	2024	2025	2024
Gains (losses) on derivative financial instruments	$0.1	$(0.1)	$—	$(0.1)
Foreign currency transaction (loss) gain	(1.2)	1.2	(1.4)	(0.1)
Interest income	0.2	0.4	1.4	1.7
Other	0.1	(0.2)	0.1	(0.2)
Other (expense) income, net	$(0.8)	$1.3	$0.1	$1.3
Other amounts attributable to noncontrolling interest holders
Amounts included in trade accounts receivable due from noncontrolling interest holders were $2.0 million and $5.1 million as of July 31, 2025 and October 31, 2024, respectively. Amounts included in trade accounts payable due to noncontrolling interest holders were $4.7 million and $2.6 million as of July 31, 2025 and October 31, 2024, respectively.
5.      Variable Interest Entity
Assets of our variable interest in our blueberry joint-venture may only be used to settle its own liabilities and creditors of the entity only have recourse for the entity’s liabilities. A summary of these balances, which are included in our condensed consolidated balance sheets, is as follows:

(In millions)	July 31, 2025	October 31, 2024
Current assets	$35.0	$40.7
Long-term assets	81.2	74.2
Current liabilities	21.6	22.0
Long-term liabilities	25.5	27.9
6.     Debt
Credit facility
Long-term debt under our syndicated credit facility with Bank of America (“BoA”) Merrill Lynch consisted of the following:

(In millions)	July 31, 2025	October 31, 2024
Revolving line of credit. The interest rate is variable, based on SOFR plus a spread that varies with the Company’s leverage ratio. As of July 31, 2025 and October 31, 2024, the interest rate was 5.94% and 6.38%, respectively. Interest is payable monthly and principal is due in full in October 2027	$40.0	$20.0
Senior term loan (A-1). The interest rate is variable, based on SOFR plus a spread that varies with the Company’s leverage ratio. As of July 31, 2025 and October 31, 2024, the interest rate was 5.96% and 6.29%, respectively. Interest is payable monthly, principal is payable quarterly and due in full in October 2027.	43.2	45.0
Senior term loan (A-2). The interest rate is variable, based on SOFR plus a spread that varies with the Company’s leverage ratio. As of July 31, 2025 and October 31, 2024, the interest rate was 6.21% and 6.54% respectively. Interest is payable monthly, principal is payable quarterly and due in full in October 2029.	48.6	49.0
Total long-term debt	131.8	114.0
Less debt issuance costs	(0.3)	(0.3)
Long-term debt, net of debt issuance costs	131.5	113.7
Less current portion of long-term debt	(3.0)	(3.0)
Long-term debt, net of current portion	$128.5	$110.7

MISSION PRODUCE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The credit facility requires the Company to comply with financial and other covenants, including limitations on investments, capital expenditures, dividend payments, amounts and types of liens and indebtedness, and material asset sales. The Company is also required to maintain certain leverage and fixed charge coverage ratios. As of July 31, 2025, the Company was in compliance with all financial covenants of the credit facility.
Other
Certain of our consolidated subsidiaries may also enter into short-term bank borrowings or supplier financing programs from time to time. Short-term bank borrowings outstanding were $0.5 million as of July 31, 2025 and $3.0 million as of October 31, 2024, with weighted average interest rates of 8.7% and 9.91%, respectively. Our Blueberries business also obtains loans from shareholders from time to time. Loans outstanding due to shareholders as of July 31, 2025 accrue interest at rates ranging from 5.0 to 6.5% and are expected to be repaid by the end of fiscal 2026.
Interest rate swaps
From time to time, the Company may enter into interest rate swap contracts to hedge changes in variable interest rates on the principal value of the Company’s term loans. We account for interest rate swaps in accordance with ASC 815, Derivatives and Hedging, as amended, which requires the recognition of all derivative instruments as either assets or liabilities in the condensed consolidated balance sheets and measurement of those instruments at fair value. The Company did not designate the interest rate swaps as cash flow hedges, and as a result under the accounting guidance, changes in the fair value of the interest rate swaps were recorded in other (expense) income, net in the condensed consolidated statements of income and changes in the assets are presented in net cash provided by operating activities in the condensed consolidated statements of cash flow. As of July 31, 2025 and October 31, 2024, a notional amount of $10 million was outstanding, carrying a fixed SOFR rate of 4.47%. Refer to Note 9 for more details.
7.      Commitments and Contingencies
Litigation
We are from time to time involved in legal proceedings and investigations arising in the ordinary course of business, including those relating to employment matters, relationships with clients and contractors, intellectual property disputes and other business matters.
On April 23, 2020, former Mission Produce, Inc. employees filed a class action lawsuit in the Superior Court of the State of California for the County of Los Angeles against us alleging violation of certain wage and labor laws in California, including failure to pay all overtime wages, minimum wage violations, and meal and rest period violations, among others. Additionally, on June 10, 2020, former Mission Produce, Inc. employees filed a class action lawsuit in the Superior Court of the State of California for the County of Ventura against us alleging similar violations of certain wage and labor laws. The plaintiffs in both cases sought damages primarily consisting of class certification and payment of wages earned and owed, plus other consequential and special damages. While the Company believes that it did not violate any wage or labor laws, in May 2021, the plaintiffs in both class action lawsuits and the Company agreed to settle the class action cases. Per the terms of the settlement agreement between the parties, the total amount of the settlement is $1.5 million. The Court granted Final Approval of the Class Action Settlement on June 10, 2024 and dismissed the action with prejudice on June 13, 2025.
On October 21, 2024, a former temporary worker placed at the Company’s California packinghouse by a labor contractor utilized by the Company, filed a class action lawsuit in the Superior Court of the State of California for the County of Ventura County against us alleging violations of certain wage and hour laws. Plaintiff seeks damages primarily consisting of class certification, payment of wages earned and owed, liquidated damages, penalties and fees, and injunctive relief. A related lawsuit under the Private Attorneys General Act (“PAGA”) was also filed on December 16, 2024. On July 30, 2025, the Court granted the parties’ stipulation to dismiss the class action lawsuit and to submit the PAGA matter to mediation. Mediation is currently scheduled for the end of September 2025. At this time, it is too soon to determine the outcome of the litigation. As a result, the Company has not accrued for any loss contingencies related to these claims because the amount and range of loss, if any, cannot currently be reasonably estimated.
On November 6, 2024, the Organics Consumers Association filed a lawsuit in the Superior Court of the District of Columbia alleging the Company engaged in false and deceptive advertising in violation of the D.C. Consumer Protection and Procedures Act by making representations about sustainable sourcing practice in connection with its sale of avocados (“OCA matter”). Plaintiff seeks only declaratory and injunctive relief. On February 21, 2025, the same lawyers that represent the Organic Consumers Association filed a putative class action lawsuit on behalf of Kachuk Enterprises, Bantle Avocado Farm, Maskell Family Trust, and Northern Capital, Inc., owners and operators of avocado orchards located in California, against the Company and certain other avocado distributors (“Kachuk matter”). The lawsuit alleges violations of California’s False Advertising Law, California’s Unfair Competition Law, and unjust enrichment related to defendants’ alleged representations to consumers that their avocados are sustainably and responsibly sourced. Plaintiffs primarily seek injunctive relief, monetary and statutory damages, disgorgement of profits, and restitution. On the OCA matter, the Company filed a motion to dismiss on February 25, 2025. The Court has denied our

MISSION PRODUCE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
motion to dismiss and is allowing limited discovery on the issue of personal jurisdiction. The Court will allow renewal of the motion to dismiss at the conclusion of discovery. On the Kachuk matter, defendants jointly filed a motion to dismiss on May 2, 2025. The hearing before the court on the motion to dismiss is currently scheduled for September 24, 2025. The Company is vigorously defending against the claims asserted in both these lawsuits. At this time, it is too soon to determine the outcome of these lawsuits. As a result, the Company has not accrued for any loss contingencies related to these matters because the amount and range of loss, if any, cannot be reasonably estimated.
On March 27, 2025, a fatality accident occurred at our Laredo, Texas distribution center. A complaint was filed by the decedent’s estate alleging various causes of action relating to alleged negligence. Plaintiff seeks survival damages, wrongful death damages, punitive damages, and other fees and costs. The Company has tendered the matter to insurance and is being represented by counsel appointed by the insurance company. The Company is vigorously defending against these claims. At this time, it is too soon to determine the outcome of the litigation. As a result, the Company has not accrued for any loss contingencies related to these claims because the amount and range of loss, if any, cannot currently be reasonably estimated.
The outcomes of our legal proceedings and other contingencies are inherently unpredictable, subject to significant uncertainties, and if one or more legal matters were resolved against the Company in a reporting period for amounts above management’s expectations, the Company’s financial condition and operating results for that period could be materially adversely affected.
8.     Income Taxes
The provision for income tax recorded for the three and nine months ended July 31, 2025 and 2024 differs from the income taxes expected at the U.S. federal statutory tax rate of 21.0%, primarily due to income attributable to foreign jurisdictions which is taxed at different rates, changes in foreign exchange rates taxable in foreign jurisdictions, state taxes, nondeductible tax items and changes in uncertain tax positions (“UTP”).
As of July 31, 2025, the Company had $17.2 million accrued in UTP on income taxes, of which $9.5 million relates to interest and penalties, inclusive of inflationary adjustments. The period for assessing interest and penalties has expired. However, the Company continues to record certain statutory adjustments related to inflation. Changes in the UTP related to changes in foreign exchange rates during the period are included in other (expense) income, net in the condensed consolidated statements of income.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. We continue to evaluate the provisions of the OBBBA as they become effective. At this time, we do not expect the OBBBA to have a material impact on our consolidated financial statements.
9.     Fair Value Measurements
Financial assets or liabilities measured and recorded at fair value on a recurring basis included in the condensed consolidated balance sheets were as follows:

	July 31, 2025				October 31, 2024
(In millions)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Mutual funds	$2.6	$2.6	$—	$—	$2.2	$2.2	$—	$—
Liabilities
Interest rate swap	0.1	—	0.1	—	0.2	—	0.2	—
Our mutual fund investments relate to our deferred compensation plan, which are held in a Rabbi trust which is included in other assets in our consolidated balance sheets. The funds are measured at quoted prices in active markets, which is equivalent to their fair value.
The fair value of interest rate swaps is determined using widely accepted valuation techniques, including the discounted cash flow method. The analysis reflects the contractual terms of the swaps, including the period to maturity, and uses observable market-based inputs, including interest rate curves (“significant other observable inputs”). The fair value calculation also includes an amount for risk of non-performance using “significant unobservable inputs” such as estimates of current credit spreads to evaluate

MISSION PRODUCE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
the likelihood of default. The Company has concluded, as of July 31, 2025 and October 31, 2024, the fair value associated with the “significant unobservable inputs” relating to the Company’s risk of non-performance was insignificant to the overall fair value of the interest rate swap agreements and, as a result, the Company determined that the relevant inputs for purposes of calculating the fair value of the interest rate swap agreements, in their entirety, were based upon “significant other observable inputs”. The liabilities associated with the interest rate swaps have been included in accrued expenses and other long-term liabilities in the condensed consolidated balance sheets and gains and losses for the interest rate swaps have been included in other (expense) income, net in the condensed consolidated statements of income.
10.    Earnings Per Share

	Three Months Ended July 31,		Nine Months Ended July 31,
	2025	2024	2025	2024
Numerator:
Net income attributable to Mission Produce (in millions)	$14.7	$12.4	$21.7	$19.4
Denominator:
Weighted average shares of common stock outstanding, used in computing basic earnings per share	70,618,199	70,909,716	70,819,280	70,843,647
Effect of dilutive stock options	—	—	—	—
Effect of dilutive RSUs	199,736	173,229	204,983	133,857
Effect of dilutive PSUs	220,119	—	197,237	—
Weighted average shares of common stock outstanding, used in computing diluted earnings per share	71,038,054	71,082,945	71,221,500	70,977,504
Earnings per share
Basic	$0.21	$0.17	$0.31	$0.27
Diluted	$0.21	$0.17	$0.30	$0.27
Equity awards representing shares of common stock outstanding that were excluded in the computation of diluted earnings per share because their effect would have been anti-dilutive as a result of applying the treasury stock method, were as follows:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2025	2024	2025	2024
Anti-dilutive stock options	2,052,182	2,078,268	2,056,769	2,078,268
Anti-dilutive RSUs	140,541	146,004	194,988	366,841
Anti-dilutive PSUs	—	—	—	—

11.     Related Party Transactions
Transactions with related parties included in the condensed consolidated financial statements were as follows:

	Condensed Consolidated Balance Sheets
	July 31, 2025				October 31, 2024
(In millions)	Accounts receivable	Property, plant and equipment, net	Accounts payable & accrued expenses	Finance lease liabilities	Accounts receivable	Property, plant and equipment, net	Accounts payable & accrued expenses	Finance lease liabilities
Equity method investees:
Henry Avocado	$0.1	$—	$—	$—	$—	$—	$—	$—
Mr. Avocado	0.2	—	—	—	0.7	—	—	—
Other:
Directors/Officers(1)	0.1	19.4	—	21.3	0.2	20.0	—	21.7
Employees(2)	—	—	0.6	—	—	—	0.4	—

MISSION PRODUCE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Condensed Consolidated Statements of Income
(In millions)	Net sales	Cost of sales	Interest expense	Net sales	Cost of sales	Interest expense
	Three Months Ended July 31, 2025			Three Months Ended July 31, 2024
Equity method investees:
Henry Avocado	$0.2	$0.1	$—	$2.4	$—	$—
Mr. Avocado	0.6	—	—	0.1	—	—
Other:
Directors/Officers(1)	0.5	0.2	0.5	0.5	4.2	0.5
Employees(2)	—	2.1	—	—	1.3	—

	Nine Months Ended July 31, 2025			Nine Months Ended July 31, 2024
Equity method investees:
Henry Avocado	$0.3	$0.1	$—	$2.4	$—	$—
Mr. Avocado	0.6	—	—	0.1	—	—
Other:
Directors/Officers(1)	1.9	2.0	1.5	1.0	5.3	1.5
Employees(2)	—	6.5	—	—	7.4	—
(1)The Company purchases from and sells fruit to, and provides logistics services to, a small number of entities having full or partial ownership by some of our directors/officers. These transactions are made under substantially similar terms as with other growers and customers. Our blueberries business leases land under a long-term lease with a company owned by one of our directors. The rental rate in the lease was comparable to market rates and reflective of an arms-length transaction. The lease was accounted for as a finance lease right-of-use asset and is included in property, plant and equipment, net in the consolidated balance sheets, with amortization and interest expense recognized in cost of sales and interest expense, respectively, in the condensed consolidated statements of income. The portion of lease costs attributable to noncontrolling interest, net of income taxes, was $0.2 million for both the three months ended July 31, 2025 and 2024 and $0.7 million for both the nine months ended July 31, 2025 and 2024; amounts were included as part of net income attributable to noncontrolling interest in the condensed consolidated statements of income.
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

MISSION PRODUCE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Net sales from each of our reportable segments were as follows.

	Marketing & Distribution	International Farming	Blueberries	Total	Marketing & Distribution	International Farming	Blueberries	Total
	Three Months Ended July 31,
(In millions)	2025				2024
Third party sales	$344.1	$9.1	$4.5	$357.7	$321.3	$1.1	$1.6	$324.0
Affiliated sales	—	39.9	—	39.9	—	26.3	—	26.3
Total segment sales	344.1	49.0	4.5	397.6	321.3	27.4	1.6	350.3
Intercompany eliminations	—	(39.9)	—	(39.9)	—	(26.3)	—	(26.3)
Total net sales	$344.1	$9.1	$4.5	$357.7	$321.3	$1.1	$1.6	$324.0
	Nine Months Ended July 31,
	2025				2024
Third party sales	$1,002.4	$13.2	$56.6	$1,072.2	$833.0	$3.2	$44.1	$880.3
Affiliated sales	—	53.1	—	53.1	—	31.4	—	31.4
Total segment sales	1,002.4	66.3	56.6	1,125.3	833.0	34.6	44.1	911.7
Intercompany eliminations	—	(53.1)	—	(53.1)	—	(31.4)	—	(31.4)
Total net sales	$1,002.4	$13.2	$56.6	$1,072.2	$833.0	$3.2	$44.1	$880.3
Supplemental sales information is as follows.

	Three Months Ended July 31,		Nine Months Ended July 31,
(In millions)	2025	2024	2025	2024
By type
Avocado	$327.0	$306.9	$938.8	$786.7
Blueberry	4.5	1.6	56.6	44.1
Mango	22.8	13.9	67.5	43.0
Other	3.4	1.6	9.3	6.5
Total net sales	$357.7	$324.0	$1,072.2	$880.3
By customer location
United States	$279.5	$270.3	$862.2	$736.1
Rest of world	78.2	53.7	210.0	144.2
Total net sales	$357.7	$324.0	$1,072.2	$880.3

MISSION PRODUCE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Adjusted EBITDA (as defined above) for each of our reportable segments was as follows:

	Three Months Ended July 31,		Nine Months Ended July 31,
(In millions)	2025	2024	2025	2024
Marketing & Distribution adjusted EBITDA	$20.0	$26.8	$46.5	$59.5
International Farming adjusted EBITDA	12.1	4.6	15.4	1.9
Blueberries adjusted EBITDA	0.5	0.1	7.5	9.5
Total reportable segment adjusted EBITDA	$32.6	$31.5	$69.4	$70.9
Net income	14.5	12.1	23.7	21.1
Interest expense(1)	2.4	3.2	7.1	9.9
Provision for income taxes	5.3	4.5	10.2	10.0
Depreciation and amortization(2)	8.4	8.9	24.1	27.5
Equity method income	(2.0)	(1.7)	(3.7)	(2.6)
Stock-based compensation	1.7	1.5	5.6	4.5
Losses on asset impairment and disposals	1.1	3.4	2.9	3.8
Farming costs for nonproductive orchards	0.5	0.5	1.3	1.3
Recognition of deferred ERP costs	0.6	0.5	1.7	1.6
Severance	—	—	—	1.3
Legal settlement	—	—	—	0.2
Transaction costs	0.1	—	0.3	—
Canada site closures(3)	(0.5)	—	0.2	—
Tariffs(4)	—	—	1.1	—
Other expense (income), net	0.8	(1.3)	(0.1)	(1.3)
Adjusted EBITDA before adjustment for noncontrolling interest	32.9	31.6	74.4	77.3
Noncontrolling interest(5)	(0.3)	(0.1)	(5.0)	(6.4)
Total adjusted EBITDA	$32.6	$31.5	$69.4	$70.9
(1)Includes interest expense from finance leases, the most significant of which is for land at our Blueberries segment of $0.5 million for both the three months ended July 31, 2025 and 2024 and $1.5 million for both the nine months ended July 31, 2025 and 2024.
(2)Includes depreciation and amortization of purchase accounting assets of zero and $0.2 million for the three months ended July 31, 2025 and 2024, respectively, and $0.8 million and $3.5 million nine months ended July 31, 2025 and 2024, respectively. Includes $0.3 million of amortization of the Blueberries finance lease for both the three months ended July 31, 2025 and 2024 and $0.7 million for both the nine months ended July 31, 2025 and 2024. The nine months ended July 31, 2025 also include $0.9 million of accelerated depreciation expense from fixed assets related to the closure of our Canada facilities during the second quarter. The nine months ended July 31, 2024 also include $4.1 million of accelerated depreciation expense, $2.0 million of which was from purchase accounting assets, for certain blueberry plants determined to have no remaining useful life.
(3)Represents charges recognized in cost of sales related to the closure of our Canada facilities, including: accelerated amortization of operating lease right-of-use assets, early lease termination costs and severance costs, partially offset by gains on settlement of asset retirement obligations.
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
On April 2, 2025, the U.S. imposed a minimum 10% tariff on all foreign imports, effective April 9, 2025. Our imported avocados and mangos are primarily sourced from Mexico and Peru with additional sourcing from various Central and South American countries, some of which are subject to tariff rates higher than 10%. As Mexican fruit is exempted under the USMCA, we are primarily impacted by 10% tariffs on Peruvian fruit. Our International Farming segment cultivates and exports avocados from Peru. Sales of Peruvian fruit are concentrated in the second half of the fiscal year in alignment with the Peruvian avocado harvest season. If we are unable to pass the cost of tariffs to customers, we could experience an adverse impact on gross profit.
If U.S. or global trade policies change again, our costs of foreign fruit could be impacted. It is difficult to predict the impact of future changes. We continue to monitor regulatory changes and their impact on our industry, and are actively strategizing to align our pricing strategy to policy changes.
Supply chain optimization
The Company closed its Canadian distribution centers within its Marketing & Distribution segment during the first quarter of 2025. In connection with the closure, we recognized approximately $2.7 million in charges for the nine months ended July 31, 2025. Charges consisted of accelerated depreciation expense of property, plant and equipment, accelerated amortization expense of operating lease right-of-use assets, loss on disposal of property, plant and equipment, and severance costs which were partially offset by gains on settlement of asset retirement obligations. Volume from these facilities has been absorbed by our other distribution centers and third-party service providers.

Results of Operations
The operating results of our businesses are significantly impacted by the price and volume of fruit we farm, source and distribute. In addition, our results have been, and will continue to be, affected by quarterly and annual fluctuations due to a number of factors, including but not limited to: tariffs; pests and disease; weather patterns; changes in demand by consumers; food safety advisories; the timing of the receipt, reduction or cancellation of significant customer orders; the gain or loss of significant customers; the availability, quality and price of raw materials; the utilization of capacity at our various locations; and general economic conditions.
Our financial reporting currency is the U.S. dollar. The functional currency of our most significant subsidiaries is the U.S. dollar and the majority of our sales are denominated in U.S. dollars. A significant portion of our purchases of avocados are denominated in the Mexican Peso and a significant portion of our growing and harvesting costs are denominated in Peruvian Soles. Fluctuations in the exchange rates between the U.S. dollar and these local currencies usually do not have a significant impact on our gross margin because the impact typically affects our pricing by comparable amounts. Our margin exposure to exchange rate fluctuations is short-term in nature, as our sales price commitments are generally limited to less than one month and orders can primarily be serviced with procured inventory. Over longer periods of time, we believe that the impact exchange rate fluctuations will have on our cost of goods sold will largely be passed on to our customers in the form of higher or lower prices.

	Three Months Ended July 31,				Nine Months Ended July 31,
	2025		2024		2025		2024
(In millions, except for percentages)	Dollars	%	Dollars	%	Dollars	%	Dollars	%
Net sales	$357.7	100%	$324.0	100%	$1,072.2	100%	$880.3	100%
Cost of sales	312.6	87%	287.0	89%	967.2	90%	783.6	89%
Gross profit	45.1	13%	37.0	11%	105.0	10%	96.7	11%
Selling, general and administrative expenses	24.1	7%	20.2	6%	67.8	6%	59.6	7%
Operating income	21.0	6%	16.8	5%	37.2	3%	37.1	4%
Interest expense	(2.4)	(1)%	(3.2)	(1)%	(7.1)	(1)%	(9.9)	(1)%
Equity method income	2.0	1%	1.7	1%	3.7	—%	2.6	—%
Other (expense) income, net	(0.8)	—%	1.3	—%	0.1	—%	1.3	—%
Income before income taxes	19.8	6%	16.6	5%	33.9	3%	31.1	4%
Provision for income taxes	5.3	1%	4.5	1%	10.2	1%	10.0	1%
Net income	14.5	4%	12.1	4%	23.7	2%	21.1	2%
Less: Net (loss) income attributable to noncontrolling interest	(0.2)	—%	(0.3)	—%	2.0	—%	1.7	—%
Net income attributable to Mission Produce	$14.7	4%	$12.4	4%	$21.7	2%	$19.4	2%
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

	Three Months Ended July 31,		Nine Months Ended July 31,
(In millions)	2025	2024	2025	2024
Net sales by segment:
Marketing and Distribution	$344.1	$321.3	$1,002.4	$833.0
International Farming	9.1	1.1	13.2	3.2
Blueberries	4.5	1.6	56.6	44.1
Total net sales	$357.7	$324.0	$1,072.2	$880.3
Net sales increased $33.7 million or 10% in the three months ended July 31, 2025 compared to the same period last year, primarily driven by our Marketing & Distribution segment, where avocado volume sold increased 10%, partially offset by a decrease in average per-unit avocado sales prices of 5%. Volume and price movements resulted from higher Peruvian avocado production driven by more favorable weather conditions in the current year and greater availability of Mexican fruit due to harvest disruptions in the previous year.
Net sales increased $191.9 million or 22% in the nine months ended July 31, 2025 compared to the same period last year, primarily driven by our Marketing & Distribution segment, where average per-unit avocado sales prices increased 13% and avocado volume sold increased 5%. The year-to-date volume increase was concentrated in the third quarter due to factors mentioned above. Per-unit avocado sales prices were significantly higher than the prior year through our second fiscal quarter, and were lower in our fiscal third quarter than the same period in the prior year due to higher Peruvian and Mexican fruit availability.
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
Logistics costs include land and sea transportation and expenses related to port facilities and distribution centers as well as tariffs/import duties. Land transportation costs consist primarily of third-party trucking services to support North American distribution, while sea transportation cost consists primarily of third-party shipping of refrigerated containers from supply markets in South and Central America to demand markets in North America, Europe and Asia. Fuel prices as well as variations in containerboard prices, which affect the cost of boxes and other packaging materials, impact our product cost and our profit margins. Variations in production yields and other input costs also affect our cost of sales.
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

	Three Months Ended July 31,		Nine Months Ended July 31,
	2025	2024	2025	2024
Gross profit (in millions)	$45.1	$37.0	$105.0	$96.7
Gross profit as a percentage of sales	12.6%	11.4%	9.8%	11.0%
Gross profit increased $8.1 million or 22% in the three months ended July 31, 2025 to $45.1 million, while gross profit percentage increased 120 basis points compared to the same period last year, to 12.6% of revenue. The increase was driven by our International Farming segment where avocado production was significantly higher due to increased yields at our farms.
Gross profit increased $8.3 million or 9% in the nine months ended July 31, 2025 compared to the same period last year, while gross profit percentage decreased 120 basis points to 9.8% of revenue. Gross profit growth was driven by improved avocado and mango yields in our International Farming segment in the current year, partially offset by lower per-unit margins in our Marketing and Distribution segment. Marketing and Distribution segment results were negatively impacted by charges incurred in relation to the closure of Canadian facilities totaling $2.7 million and $1.1 million in tariffs levied on USMCA-compliant goods imported from Mexico for the three days they were in effect during March 2025.

SG&A
Selling, general and administrative (“SG&A”) expenses primarily include the costs associated with selling, professional fees, general corporate overhead and other related administrative functions.

	Three Months Ended July 31,		Nine Months Ended July 31,
(In millions)	2025	2024	2025	2024
Selling, general and administrative expenses	$24.1	$20.2	$67.8	$59.6
SG&A expenses increased $3.9 million or 19% and $8.2 million or 14% in the three and nine months ended July 31, 2025 compared to the same periods last year. The increases were primarily due to higher employee related costs, inclusive of incentive, performance-based stock compensation expense, and higher statutory profit-sharing expense in our International Farming segment associated with performance.
Interest expense
Interest expense consists primarily of interest on borrowings under working capital facilities that we maintain and interest on other long-term debt used to make capital and equity investments. We also incur interest expense on finance leases, computed using each lease’s explicit or implicit borrowing rate.

	Three Months Ended July 31,		Nine Months Ended July 31,
(In millions)	2025	2024	2025	2024
Interest expense	$2.4	$3.2	$7.1	$9.9
Interest expense decreased $0.8 million or 25% and $2.8 million or 28% in the three and nine months ended July 31, 2025 compared to the same periods last year. The decreases were due to lower average balances on our revolving line of credit and lower interest rates on our borrowings under our credit facility. Interest rates applicable to our credit facility are variable, based on SOFR and a spread depending on our net leverage ratio.
Equity method income
Our material equity method investees include Henry Avocado (“HAC”), Mr. Avocado and Copaltas.

	Three Months Ended July 31,		Nine Months Ended July 31,
(In millions)	2025	2024	2025	2024
Equity method income	$2.0	$1.7	$3.7	$2.6
Equity method income increased $0.3 million or 18% and $1.1 million or 42% in the three and nine months ended July 31, 2025 compared to the same periods last year. Equity method income is mostly comprised of earnings in our investment in Henry Avocado Corporation. The increase in the three month period ended July 31, 2025 was primarily due to higher volumes and per-box margin at Henry Avocado Corporation while the increases for the nine month period ended July 31, 2025 were primarily due to improved margins on fruit sold by Mr. Avocado in China.
Other (expense) income, net
Other (expense) income, net consists of interest income, currency exchange gains or losses, interest rate derivative gains or losses and other miscellaneous income and expense items.

	Three Months Ended July 31,		Nine Months Ended July 31,
(In millions)	2025	2024	2025	2024
Other (expense) income, net	$(0.8)	$1.3	$0.1	$1.3

Other expense was $0.8 million in the three months ended July 31, 2025 compared to other income of $1.3 million for the same period last year. Other income was $0.1 million in the nine months ended July 31, 2025 compared to $1.3 million for the same period last year. Changes in both periods were primarily attributed to foreign currency transaction losses resulting from the weakening of the U.S. dollar relative to the Mexican peso in the current year.
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

	Three Months Ended July 31,		Nine Months Ended July 31,
	2025	2024	2025	2024
Provision for income taxes (in millions)	$5.3	$4.5	$10.2	$10.0
Effective tax rate	26.8%	27.1%	30.1%	32.2%
The provision for income tax increased $0.8 million or 18% and $0.2 million or 2% in the three and nine months ended July 31, 2025 compared to the same periods last year, primarily due to the effect of higher income before taxes in the current year. Our effective tax rate was impacted by book losses in jurisdictions where either a full valuation allowance has been recorded or where loss carryforward is disallowed in both years.
Segment Results of Operations
Our CEO evaluates and monitors segment performance primarily through segment sales and segment adjusted earnings before interest expense, income taxes and depreciation and amortization (“adjusted EBITDA”). We believe that adjusted EBITDA by segment provides useful information for analyzing the underlying business results as well as allowing investors a means to evaluate the financial results of each reportable segment in relation to the Company as a whole. These measures are not in accordance with, nor are they a substitute for or superior to, the comparable GAAP financial measures. Effective for the fourth quarter of 2024, the Company made a change in presentation of its reconciliation of adjusted EBITDA to its comparable GAAP financial measure to include a subtotal of the non-GAAP adjustments before the effect of the noncontrolling interest adjustment called “adjusted EBITDA before adjustment for noncontrolling interest.” The presentation change has no impact on the total adjusted EBITDA. We believe the addition of the subtotal within the reconciliation is useful because it better aligns with management’s sequence of review of the information in the reconciliation.
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

Net sales

	Marketing & Distribution	International Farming	Blueberries	Total	Marketing & Distribution	International Farming	Blueberries	Total
	Three Months Ended July 31,
(In millions)	2025				2024
Third party sales	$344.1	$9.1	$4.5	$357.7	$321.3	$1.1	$1.6	$324.0
Affiliated sales	—	39.9	—	39.9	—	26.3	—	26.3
Total segment sales	344.1	49.0	4.5	397.6	321.3	27.4	1.6	350.3
Intercompany eliminations	—	(39.9)	—	(39.9)	—	(26.3)	—	(26.3)
Total net sales	$344.1	$9.1	$4.5	$357.7	$321.3	$1.1	$1.6	$324.0
	Nine Months Ended July 31,
	2025				2024
Third party sales	$1,002.4	$13.2	$56.6	$1,072.2	$833.0	$3.2	$44.1	$880.3
Affiliated sales	—	53.1	—	53.1	—	31.4	—	31.4
Total segment sales	1,002.4	66.3	56.6	1,125.3	833.0	34.6	44.1	911.7
Intercompany eliminations	—	(53.1)	—	(53.1)	—	(31.4)	—	(31.4)
Total net sales	$1,002.4	$13.2	$56.6	$1,072.2	$833.0	$3.2	$44.1	$880.3

Adjusted EBITDA

	Three Months Ended July 31,		Nine Months Ended July 31,
(In millions)	2025	2024	2025	2024
Marketing & Distribution adjusted EBITDA	$20.0	$26.8	$46.5	$59.5
International Farming adjusted EBITDA	12.1	4.6	15.4	1.9
Blueberries adjusted EBITDA	0.5	0.1	7.5	9.5
Total reportable segment adjusted EBITDA	$32.6	$31.5	$69.4	$70.9
Net income	14.5	12.1	23.7	21.1
Interest expense(1)	2.4	3.2	7.1	9.9
Provision for income taxes	5.3	4.5	10.2	10.0
Depreciation and amortization(2)	8.4	8.9	24.1	27.5
Equity method income	(2.0)	(1.7)	(3.7)	(2.6)
Stock-based compensation	1.7	1.5	5.6	4.5
Losses on asset impairment and disposals	1.1	3.4	2.9	3.8
Farming costs for nonproductive orchards	0.5	0.5	1.3	1.3
Recognition of deferred ERP costs	0.6	0.5	1.7	1.6
Severance	—	—	—	1.3
Legal settlement	—	—	—	0.2
Transaction costs	0.1	—	0.3	—
Canada site closures(3)	(0.5)	—	0.2	—
Tariffs(4)	—	—	1.1	—
Other expense (income), net	0.8	(1.3)	(0.1)	(1.3)
Adjusted EBITDA before adjustment for noncontrolling interest	32.9	31.6	74.4	77.3
Noncontrolling interest(5)	(0.3)	(0.1)	(5.0)	(6.4)
Total adjusted EBITDA	$32.6	$31.5	$69.4	$70.9
(1)Includes interest expense from finance leases, the most significant of which is for land at our Blueberries segment of $0.5 million for both the three months ended July 31, 2025 and 2024 and $1.5 million for both the nine months ended July 31, 2025 and 2024.
(2)Includes depreciation and amortization of purchase accounting assets of zero and $0.2 million for the three months ended July 31, 2025 and 2024, respectively, and $0.8 million and $3.5 million nine months ended July 31, 2025 and 2024, respectively. Includes $0.3 million of amortization of the Blueberries finance lease for both the three months ended July 31, 2025 and 2024 and $0.7 million for both the nine months ended July 31, 2025 and 2024. The nine months ended July 31, 2025 also include $0.9 million of accelerated depreciation expense from fixed assets related to the closure of our Canada facilities during the second quarter. The nine months ended July 31, 2024 also include $4.1 million of accelerated depreciation expense, $2.0 million of which was from purchase accounting assets, for certain blueberry plants determined to have no remaining useful life.

(3)Represents charges recognized in cost of sales related to the closure of our Canada facilities, including accelerated amortization of operating lease right-of-use assets, early lease termination costs and severance costs, partially offset by gains on settlement of asset retirement obligations.
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
Marketing & Distribution
Net sales in our Marketing & Distribution segment increased $22.8 million or 7% and $169.4 million or 20% in the three and nine months ended July 31, 2025 compared to the same periods last year, driven by the avocado volume and price dynamics described above.
Segment adjusted EBITDA decreased $6.8 million or 25% and $13.0 million or 22% in the three and nine months ended July 31, 2025 compared to the same periods last year, primarily due to lower per-unit gross margin on avocados sold and higher SG&A expenses, as described above.
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
Total segment sales in our International Farming segment increased $21.6 million or 79% and $31.7 million or 92% in the three and nine months ended July 31, 2025 compared to the same periods last year. Segment adjusted EBITDA increased $7.5 million or 163% and $13.5 million or 711% in the three and nine months ended July 31, 2025 compared to the same periods last year. The increases were driven by higher yield from owned avocado orchards as well as higher volume of avocado packing and cooling services provided to third parties.
Blueberries
Sales in our Blueberries segment have traditionally been concentrated in the first and fourth quarters of our fiscal year in alignment with the Peruvian blueberry harvest season.
Net sales in our Blueberries segment increased $2.9 million or 181% in the three months ended July 31, 2025 compared to the same period last year, primarily due to an increase in volume produced in our farms and an increase in average per-unit sales price.
Segment adjusted EBITDA increased $0.4 million or 400% for the three months ended July 31, 2025 compared to the same period last year due to higher volume and average per-unit sales price.
Net sales in our Blueberries segment increased $12.5 million or 28% in the nine months ended July 31, 2025 compared to the same period last year, due to a 66% increase in volume, partially offset by a 23% decrease in average per-unit sales price. Higher volumes were driven by both increased total acreage and higher yields from our farms, while decreased prices were driven by higher total industry production from Peru after unfavorable regional weather conditions negatively impacted supply during the prior year.
Segment adjusted EBITDA decreased $2.0 million or 21% for the nine months ended July 31, 2025 compared to the same period last year, primarily due to lower per-unit margins attributed to lower selling prices.
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

	Nine Months Ended July 31,
(In millions)	2025	2024
Net income	$23.7	$21.1
Depreciation and amortization	24.1	27.5
Equity method income	(3.7)	(2.6)
Noncash lease expense	5.2	4.6
Stock-based compensation	5.6	4.5
Dividends received from equity method investees	4.4	3.2
Deferred income taxes	(0.3)	(1.3)
Other	3.0	3.4
Changes in working capital	(40.6)	(5.0)
Net cash provided by operating activities	$21.4	$55.4
Net cash provided by operating activities was $21.4 million for the nine months ended July 31, 2025 compared to $55.4 million for the same period last year. Higher working capital requirements in the current year were due to significantly higher avocado production and harvest timing in the International Farming segment which resulted in higher inventory balances as well as lower payable balances with third-party suppliers and growers.
Investing activities

	Nine Months Ended July 31,
(In millions)	2025	2024
Purchases of property, plant and equipment	$(39.8)	$(25.3)
Investment in equity method investees	—	(0.6)
Other	(0.2)	(0.1)
Net cash used in investing activities	$(40.0)	$(26.0)
Property, plant and equipment

	Nine Months Ended July 31,
(In millions)	2025	2024
Purchases of property, plant and equipment by segment:
Marketing & Distribution	$4.6	$6.7
International Farming	24.3	12.9
Blueberries	10.9	5.7
Total purchases of property, plant and equipment	$39.8	$25.3
In the nine months ended July 31, 2025 and 2024, capital expenditures were comprised primarily of avocado orchard development, pre-production orchard maintenance and land improvements, packhouse construction in Guatemala and pre-production land development and blueberry plant cultivation in Peru.

Financing activities

	Nine Months Ended July 31,
(In millions)	2025	2024
Borrowings on revolving credit facility	$55.0	$40.0
Payments on revolving credit facility	(35.0)	(55.0)
Proceeds from short-term borrowings	5.2	3.0
Repayment of short-term borrowings	(7.3)	(2.8)
Principal payments on long-term debt obligations	(2.3)	(2.7)
Principal payments on finance lease obligations	(0.7)	(1.6)
Payments for long-term supplier financing	(1.1)	(0.5)
Payments to noncontrolling interest holder for long-term supply financing	(1.3)	(2.0)
Principal payments on loans due to noncontrolling interest holder	—	(0.5)
Payments of minimum withholding taxes on net share settlement of equity awards	(1.5)	(0.8)
Exercise of stock options	0.3	—
Purchase and retirement of common stock	(5.5)	—
Net cash provided by (used in) financing activities	$5.8	$(22.9)
Borrowings and repayments of debt
We utilize a revolving line of credit for short-term working capital purposes. Principal payments on our credit facility are made in accordance with debt maturity schedules.
Blueberries
Financing of our Blueberries segment consists of shareholder contributions and loans, as well as short-term bank borrowings, as needed. Principal payments on shareholder loans are made in accordance with loan agreements. Principal payments on finance lease obligations primarily relate to a long-term land lease, which for accounting purposes has been classified as a finance lease. Certain supply purchases are made under long-term financing arrangements with intermediaries and directly with vendors.
Purchase and retirement of common stock
Shares of the company’s common stock may be repurchased from time to time in the open market or privately negotiated transactions under our share repurchase program. For more information on our stock repurchase program, see “Item 2. Unregistered Sales of Equity Securities and Use of Proceeds” in this quarterly report.
Capital resources

(In millions)	July 31, 2025	October 31, 2024
Cash and cash equivalents	$43.7	$58.0
Working capital(1)	144.8	129.9
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
As of July 31, 2025, we were required to comply with the following financial covenants: (a) a quarterly consolidated leverage ratio of not more than 3.5 to 1.00 and (b) a quarterly consolidated fixed charge coverage ratio of not less than 1.25 to 1.00. As of July 31, 2025, we were in compliance with all such covenants of the credit facility.

Material cash requirements
Capital expenditures
We have various capital projects in progress for farming expansion and facility improvements which we intend to fund through our operating cash flow as well as cash and cash equivalents on hand. For fiscal 2025, we expect total capital expenditures to be between $50 to $55 million. The spend will be allocated primarily to our International Farming and Blueberries segments. Within our International Farming segment, spend will be concentrated in Guatemala for pre-production avocado orchard maintenance and packhouse construction. Within our Blueberries segment, spend will be concentrated on land development and plant cultivation in Peru.
Leases
We are party to various leases, the most material of which are for facilities and land. Our undiscounted cash liabilities were approximately $174.6 million as of July 31, 2025, of which, approximately $109.2 million was for long-term land leases in our International Farming and Blueberries segments.
Long-term debt
As of July 31, 2025, outstanding borrowings on our syndicated debt facility totaled $131.8 million. See Note 6 to the consolidated financial statements for more information.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended July 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II- OTHER INFORMATION
Item 1.        Legal Proceedings
The information required by this Item is incorporated by reference from Note 7, “Commitments and Contingencies”, which is included in Part I, Item 2 of this Form 10-Q.
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
No repurchases were made by us or our “affiliated purchasers” (as defined in Rule 10b-18(a)(3) of the Exchange Act) of registered equity securities during the third quarter of 2025. As of July 31, 2025, the approximate dollar value of shares that may yet be purchased as part of our stock repurchase program was $13.9 million.
Item 3.        Defaults Upon Senior Securities
None.
Item 4.        Mine Safety Disclosures
None.
Item 5.        Other Information
During the fiscal quarter ended July 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408 of Regulation S-K).

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
101
The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended July 31, 2025 formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Income (iv) Condensed Consolidated Statements of Changes in Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.
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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 8, 2025.

MISSION PRODUCE, INC.

/s/ Stephen J. Barnard
Stephen J. Barnard
Chief Executive Officer

/s/ Bryan E. Giles
Bryan E. Giles
Chief Financial Officer