Form 10-K
period 2025-10-31
Mission Produce, Inc.
filed 2025-12-18
CIK 1802974

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________
FORM 10-K
_____________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes  ☒ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
As of April 30, 2025, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $496 million, based on the closing price of the registrant’s common stock on the Nasdaq Global Select Market on April 30, 2025 of $10.48 per share.
As of December 1, 2025, the registrant had 70,569,517 shares of common stock at $0.001 par value outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Certain sections of the registrant’s definitive proxy statement for the 2026 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K are incorporated by reference into Part III of this Form 10-K.

MISSION PRODUCE, INC.
TABLE OF CONTENTS

FORM 10-K
FISCAL YEAR 2025

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

PART I
Item 1.         Business
Overview
Mission Produce, Inc. together with its consolidated subsidiaries (“Mission Produce” or the “Company,” “Registrant,” or “Issuer,” and generally referred to as “we” or “us”), is a global leader in the avocado industry. The Company’s expertise lies in the farming, packaging, marketing and distribution of avocados to food retailers, distributors and produce wholesalers worldwide. The Company procures avocados principally from California, Mexico and Peru. Through our various operating facilities, we grow, sort, pack, bag and ripen avocados and a small amount of other fruits for distribution to domestic and international markets. We report our results of operations in three operating segments which are also reportable segments:
•Marketing & Distribution sources fruit from growers and then distributes the fruit through our global distribution network;
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
•Blueberries consists of farming activities that include cultivating early-stage blueberry plantings and harvesting mature bushes. Substantially all blueberries produced are sold to a single distributor under an exclusive marketing agreement.
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
As of October 31, 2025, our approximate international avocado planted acreage, by age and rounded to the nearest hundred, was as follows:

	Avocado Acreage by Age
Country	0-3 years	4-6 years	>7 years	Total
Peru	—	3,200	6,400	9,600
Guatemala	1,100	500	—	1,600
Total	1,100	3,700	6,400	11,200
We are also involved in the farming of other fruits on a limited scale. We have planted mango orchards in Peru to enable us to realize synergies from labor and facility management during the avocado off-season. We have also invested in a blueberry farming joint venture. While we do not market blueberries, our investment in the joint venture further allows us to leverage labor and facility investments in Peru.
Intellectual property
We have registered or submitted registrations for certain trademarks with the United States Patent and Trademark Office and with the appropriate bodies in international jurisdictions, including The MISSION & TOWER DESIGN® and MISSION PRODUCE™. In addition, we have several issued patents and copyrights that are not material to our business at this time.
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
People
As of October 31, 2025, we had approximately 3,800 employees located worldwide, of which, 2,100 were located in Peru, 800 were located in Mexico, 500 were located in the U.S., 300 were located in Guatemala and 100 were located in the U.K. and Europe. Our headcount in Peru is inclusive of our Moruga blueberry operation. Due to the cyclical nature of avocado production, we also hire temporary and seasonal workers on our farms in Peru and packing houses in the U.S. and Mexico to meet our needs.
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
Our ability to distribute fruit is limited by our ability to acquire supply from third-party growers and to produce fruit on our own farms. With a limited number of trees on our farms and on the farms from which we purchase, our ability to obtain supply from third parties and adapt to any changes in demand for our product is constrained. If we are unable to purchase sufficient volumes from third-party growers at acceptable prices or demand for our products were to increase in the future, we would need access to additional fruit from third-party suppliers or additional capacity and production from our owned farms. This may expose us to increases in short-term costs and additional production exposes us to additional long-term operating costs. If supply decreases dramatically, whether as a result of climate change, labor matters, regulatory or legal actions, or other problems, prices have and could dramatically increase and we may not be able to purchase sufficient fruit at acceptable prices. The impact of the limited supply and increased prices could decrease our revenues or increase our costs of goods sold, which would harm our business and financial results.
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
The market for our products is highly competitive. Competition for the purchase of our products from suppliers and the sale of our products to our customers primarily comes from other marketers and distributors. If we are unable to consistently pay growers a competitive price for their fruit, these growers may choose to have their fruit marketed by alternative distributors. If we are unable to offer attractive prices or consistent supply of desired size and quality of fruit to retail, foodservice, wholesale, and other customers, they may choose to purchase from other companies. We generally do not have long-term contracts with suppliers or customers, and therefore they may direct all or a portion of their business to a competitor at any time. Such competition may adversely affect our volumes and prices, which would harm our business and results of operations.

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
The price of various products that we use in packing, shipping, or distributing our products can significantly affect our costs. Fuel and transportation costs are a significant operating expense component and also make up a meaningful portion of the price of much of the fruit that we purchase from growers. There can be no assurance that we will be able to, or to what extent we can, pass on to our customers the increased costs we incur in these respects.

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
We may not have sufficient and established sales channels and markets for growing industry and owned farm supply. As a result, we may sell fruit in less favorable markets at reduced profitability and/or dispose of the fruit at a loss. Lack of a holistic customer strategy and prioritization of customers for fulfillment during shortages or at suboptimal pricing may negatively impact financial results and cause operational challenges.
The loss of one or more of our largest customers, or a reduction in the level of purchases made by these customers, could negatively impact our sales and profits.
Sales to our top 10 customers amounted to approximately 67% of net sales for the year ended October 31, 2025, 69% for the year ended October 31, 2024, and 65% for the year ended October 31, 2023. We expect that a significant portion of our revenues will continue to be derived from a relatively small number of customers. We believe these customers make purchase decisions based on a combination of price, product quality, consumer demand, customer service performance, desired inventory levels and other factors that may be important to them at the time the purchase decisions are made. Changes in our customers’ strategies or purchasing patterns, including a reduction or increase in the number of suppliers from which they purchase, may adversely affect our sales. Additionally, our customers may face financial or other difficulties which may impact their operations and cause them to reduce their level of purchases from us, which could adversely affect the results of operations. Customers also may respond to any price increase that we may implement by reducing their purchases from us, resulting in reduced sales of our products. If sales of our products to one or more of our largest customers are reduced, this reduction may have a material adverse effect on our business, financial condition, and results of operations. Any bankruptcy or other business disruption involving one of our significant customers also could adversely affect our results of operations.
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
Our ability to source, produce, distribute, and sell products in coordination with our suppliers is critical to our success. We depend on the effectiveness of our supply chain management to ensure a reliable and sufficient supply of quality products. Our business has been, and may continue to be, impacted by supply chain constraints. These supply chain constraints could put significant inflationary pressures or cause significant disruption in our business and operations. The Company’s business and results of operations may be adversely affected by increased costs, disruption of supply or unavailability or shortages of materials, fuel and other supplies. In addition, disruption of operations at third-party service providers, suppliers, or logistics providers may impact the Company’s ability to distribute products. Actions taken to mitigate the impact of any potential disruption, including increasing inventory in anticipation of a potential production or supply interruption, may adversely affect the Company’s financial results. Additionally, labor-related challenges have caused disruptions for many of these providers and may continue to impact the Company's ability to receive inputs or distribute products. Additionally, from time to time, we experience operational difficulties with third parties, which may include increases in costs, reductions in the availability of materials or production capacity, delays in the addition of incremental capacity, failures to meet shipment or production deadlines. The inability of a third-party supplier or provider to fulfill obligations in a timely manner or in desirable quantities or to meet our safety, quality and supplier standards or regulatory requirements could have a material adverse impact on our businesses, reputation, financial condition, results of operations and cash flows.
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
Our success largely depends on the contributions of our management team. We believe that these individuals’ expertise and knowledge about our industry and their respective fields and their relationships with other individuals in our industry are critical factors to our continued growth and success. Failure or inability of key management team members to deliver on the Company’s strategic goals, execute on action items and plans, and/or operate the business in an effective manner may have a material adverse effect on our business and financial condition. We have had departures of members of senior management and other members of senior management could depart the Company. This could have a material adverse effect on our business and prospects. Our success also depends upon our ability to adequately compensate, attract and retain qualified personnel. The operation of our facilities depends on adequate and affordable supply of labor and good labor relations with our employees. Our employees are essential to our operations and our ability to farm, package and/or deliver our products. We are subject to inflationary pressures in labor as well as a tight labor market for recruitment and retention of skilled, short- and long-term labor. If we are unable to attract and retain enough skilled personnel at a reasonable cost, our results may be negatively affected.
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
Legislation and regulation requiring extensive disclosure and third-party audits of climate-related and other environmental data and the requirements that we and our suppliers must undertake to monitor our emissions and comply with reporting obligations will cause us to experience significant increases in costs and expenditure of resources. Additionally, efforts to improve energy and resource efficiency, mitigate environmental impacts from growing practices may cause significant additional costs or restrictions on our business and operations. We may not be able to pass any resulting cost increases to our customers. Furthermore, we may be required to make additional investments of capital to maintain compliance with new laws and regulations or in response to third-party market pressures.
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
System security risks, data protection breaches, cyber-attacks (including artificial intelligence (AI)-enabled threats), AI-related operational errors, and systems integration issues could disrupt our internal operations or services provided to customers, and any such disruption could reduce our expected revenue, increase our expenses, damage our reputation and adversely affect our stock price.
System security risks, data protection breaches, cyber-attacks (including those leveraging AI), and systems integration issues could disrupt our internal operations or services provided to customers, and any such disruption could reduce our expected revenue, increase our expenses, damage our reputation and adversely affect our stock price.
System security risks (including risks related to AI), data protection breaches, cyber-attacks, and systems integration issues could disrupt our internal operations or services provided to customers, and any such disruption could reduce our expected revenue, increase our expenses, damage our reputation and adversely affect our stock price.
System security risks, data protection breaches, cyber-attacks and systems integration issues (including risks related to AI) could disrupt our internal operations or services provided to customers, and any such disruption could reduce our expected revenue, increase our expenses, damage our reputation and adversely affect our stock price.
Our internal computer systems and those of our current and any future customers, partners, contractors, consultants, vendors and suppliers are vulnerable to damage from cyber-attacks, computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication, system, and electrical failures. Such system failures, accidents or security breaches can cause material disruption to our business operations and cause us to expend considerable resources to address such failures or breaches. Experienced computer programmers and hackers may be able to penetrate our information technology security and misappropriate or compromise our confidential information or that of third parties, create system disruptions or cause shutdowns, or develop and deploy phishing attempts, viruses, worms, and other malicious software programs that attack our programs or otherwise exploit any security vulnerabilities of our products or our people. The risk of cybersecurity attacks may increase as AI capabilities improve and are increasingly used to identify vulnerabilities and construct increasingly sophisticated cybersecurity attacks. In addition, sophisticated hardware and operating system software and applications that we produce or procure from third parties may contain defects in design or manufacture, including “bugs” and other problems that could unexpectedly interfere with the operation of the system. The costs to us to eliminate or alleviate cyber or other security problems, bugs, viruses, worms, malicious software programs and security vulnerabilities could be significant, and our efforts to address these problems may not be successful and could result in interruptions, delays, cessation of service and loss of existing or potential customers that may impede our sales, production, distribution or other critical functions.
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
We rely on third-party service providers, including software and cloud data service providers, for certain areas of our business, including sourcing/procurement, supply chain, manufacturing, distribution, information technology support services and administrative functions (such as payroll processing, health and benefit plan administration and certain finance and accounting functions). Failure by these third parties to meet their contractual, regulatory and other obligations to us, or our failure to adequately monitor their performance, could result in our inability to achieve the expected cost savings or efficiencies and result in additional costs to correct errors made by such service providers. Depending on the function involved, such errors can also lead to business disruption, systems performance degradation, processing inefficiencies or other systems disruptions, the loss of or damage to intellectual property or sensitive data through security breaches or otherwise, incorrect or adverse effects on financial reporting, litigation, claims, legal or regulatory proceedings, inquiries or investigations, fines or penalties, remediation costs, damage to our reputation or have a negative impact on employee morale, all of which can adversely affect our business. In addition, Generative AI tools may inadvertently expose, misuse, or incorporate our confidential, personal, or third‑party data, which could result in data leakage, intellectual property risks, privacy violations, or contractual breaches.
We employ both internal resources and external consultants to conduct auditing and testing for weaknesses in our computer systems and network infrastructure to reduce the likelihood of any cybersecurity incident and have developed a multi-discipline response plan to help ensure that our executives are fully and accurately informed and manage, with the help of content experts, the discovery, investigation and auditing of, and recovery from any cybersecurity incidents. Despite these efforts, we can provide no assurance that these measures will successfully prevent all cybersecurity incidents or mitigate losses resulting from a cybersecurity incident. Additionally, we currently utilize certain AI tools, and as we increase our use of artificial intelligence tools, the risk of unauthorized access to our data and of making errors or erroneous decisions based on our reliance on the AI tool will increase. Evolving and uncertain AI laws, standards, and governance expectations could impose new compliance obligations, restrictions, audit requirements, or liabilities, and our failure to comply could result in fines, remediation costs, or reputational harm.
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
In addition, the uncertainty of the legality of these tariffs, the time period covered by potential changes in trade policy, the varying breadth and scope of these tariffs, and the evolving nature of tariff policy have created, and may continue to cause, volatility and ambiguity in our business, including with respect to costs, pricing, and margin.
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
From time to time, we review acquisition and investment prospects that could complement our business. Future acquisitions by us could result in significant costs, potentially dilutive issuances of equity securities, and increased debt and contingent liabilities, any of which could have a material adverse effect on our business and the market price of our common stock. Acquisitions entail numerous risks, including the integration of the acquired operations, diversion of management’s attention to other business concerns, risks of entering markets in which we have limited prior experience, assumption of liabilities and the potential loss of key customers or employees of acquired organizations. We may be unable to successfully integrate businesses or the personnel of any business that might be acquired in the future, and we may fail to realize the anticipated benefits of any acquisition. Our failure to do so could have a material adverse effect on our business and on the market price of our common stock, and we may also not be able to achieve an attractive return on our investments.
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
We are also subject to the examination of our tax returns and other tax matters by the U..S. Internal Revenue Service (“IRS”), the Servicio de Administración Tributaria in Mexico (“SAT”), the Superintendencia Nacional de Administración Tributaria in Peru (“SUNAT”) and other tax authorities. We regularly assess the likelihood of an adverse outcome resulting from these examinations to determine the adequacy of its provision for taxes. There can be no assurance as to the outcome of these examinations. If our effective tax rates were to increase, or if the ultimate determination of our taxes owed is for an amount in excess of amounts previously accrued, our financial condition, operating results and cash flows could be adversely affected.
On September 10, 2025, Peru enacted tax law which provided benefits to agribusiness entities. The new law subjects us to lower Peruvian corporate income tax rates than the rate in effect on the date of repeal of 25%, as follows: 15% for calendar years 2026 to 2035 and 29.5% thereafter.
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
The daily trading volume of our common stock fluctuates, and we can provide no assurance that we will be able to maintain an active trading market for our common stock. The liquidity of our common stock is also impacted by our stockholder concentration. The lack of an active market may impair your ability to sell your shares at the time you wish to sell them or at a price that you consider reasonable. An inactive market may also impair our ability to raise capital by selling shares and may impair our ability to acquire other businesses or technologies using our shares as consideration, which, in turn, could materially adversely affect our growth.
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
Our executive officers and directors, in the aggregate, own approximately 33% of our outstanding common stock as of October 31, 2025. Furthermore, many of our current directors were appointed by our principal stockholders. As a result, such persons or their appointees to our Board of Directors, acting together, have the ability to control or significantly influence all matters submitted to our Board of Directors or stockholders for approval, including the appointment of our management, the election and removal of directors and approval of any significant transaction, as well as our management and business affairs. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation, takeover or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other stockholders.
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
Pursuant to Section 404 of Sarbanes-Oxley, our management is required to report upon the effectiveness of our internal control over financial reporting. Our independent registered public accounting firm is required to attest to the effectiveness of our internal control over financial reporting. The rules governing the standards that must be met for management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation. To comply with the requirements of being a reporting company under the Exchange Act, we have implemented additional financial and management controls, reporting systems and procedures; and hired additional accounting and finance staff. If we or, if required, our auditors are unable to conclude that our internal control over financial reporting is effective, investors may lose confidence in our financial reporting and the trading price of our common stock may decline.
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

Item 1B.    Unresolved Staff Comments
None.

Item 1C.        Cybersecurity and Information Technology
Governance
Our Board of Directors addresses the Company’s cybersecurity risk management as part of its general oversight function. The Board of Directors has delegated to the Audit Committee oversight of cybersecurity risk management processes, including oversight of mitigation of risks from cybersecurity threats, and management provides regular reports to the Audit Committee and the Board of Directors regarding cybersecurity and other information technology risks and the processes the Company has implemented to address them.
Our cybersecurity risk assessment and management processes are implemented and maintained by certain Company management, including our Chief Information Officer (CIO), who has 30 years of information technology experience and 15 years of cybersecurity experience, who oversees our information security program and is responsible for hiring appropriate personnel, helping to integrate cybersecurity risk considerations into the Company’s overall risk management strategy, and communicating key priorities to relevant personnel. Our Chief Financial Officer and other executive officers are responsible for setting budgets, helping prepare for cybersecurity incidents, approving cybersecurity processes, and reviewing security assessments and other security-related reports.
Our cybersecurity incident response plan is designed to escalate certain cybersecurity incidents to members of management depending on the circumstances. Management works with the Company’s incident response team to help the Company mitigate and remediate cybersecurity incidents of which they are notified. In addition, the Company’s incident response plan includes reporting to the audit committee of the board of directors for certain cybersecurity incidents as appropriate.
Risk management and strategy
Our Information Technology and Information Security teams, led by our CIO, are responsible for leading enterprise-wide cyber resilience strategy, policy, standards, architecture, and processes and helps identify, assess and manage the Company’s cybersecurity threats and risks, including through the use of the Company’s risk register. We have implemented and maintain various technical, physical, and organizational measures, processes, standards, and policies designed to protect and continue to improve the security of our computer systems, software, networks, and other technology assets. Our security efforts are designed to preserve the confidentiality, integrity, and continued availability of the critical information owned by, or in the care of, the Company, including intellectual property, confidential information that is proprietary, strategic or competitive in nature, and customer and business partner data, and protect against, among other things, cybersecurity attacks by unauthorized parties attempting to obtain access to confidential information, destroy data, disrupt, or degrade service, sabotage systems, or cause other damage. Our information security program is integrated into our overall enterprise risk management program and shares common reporting channels and governance processes that apply to other legal, compliance, strategic, operational, and financial risk areas.
Depending on the environment, systems, and data, we implement and maintain various technical, physical, and organizational measures, processes, standards and policies designed to manage and mitigate material risks from cybersecurity threats to our information systems and critical data, including, for example, an incident response plan, incident detection and response processes, disaster recovery plans, risk assessments, encryption of certain data, network security controls, access controls, physical security, systems monitoring, penetration testing, cybersecurity insurance, vendor risk management processes, and employee training, and employment of a defense-in-depth methodology. We leverage internal resources, along with strategic external partnerships, to mitigate cybersecurity threats to the Company. We have partnerships for Security Operations Center (SOC) services and various third-party assessments of our cybersecurity practices. We deploy both commercially available solutions, such as firewall and antivirus software, and proprietary systems to manage threats to our information technology environment actively.

Certain of our information technology applications are externally audited as part of our Sarbanes-Oxley audit program and our controls include information security standards. We regularly engage appropriate external resources regarding emerging threats to navigate the diverse cybersecurity landscape.
The Company has established well-defined response procedures to effectively address cyber events that may occur despite these robust safeguards. These response procedures are designed to identify, analyze, contain, and remediate such cyber incidents to ensure a timely, consistent, and compliant response to actual or attempted data incidents impacting the Company. Further, we also carry third-party cybersecurity insurance.
We employ an information security and training program for our employees, including mandatory computer-based training, regular internal communications, and ongoing end-user testing to measure the effectiveness of our information security program. As part of this commitment, we require our employees to complete a Cybersecurity Awareness eCourse and acknowledge our Information Security policies. In addition, we have an established schedule and process for regular phishing awareness campaigns that are designed to emulate real-world contemporary threats and provide immediate feedback (and, if necessary, additional training or remedial action) to employees.
We use third-party service providers to perform a variety of functions throughout our business, including software and cloud data service providers, for certain areas of our business, including sourcing/procurement, supply chain, manufacturing, distribution, information technology support services and administrative functions (such as payroll processing, health and benefit plan administration and certain finance and accounting functions). We have vendor management processes to manage cybersecurity risks associated with our use of certain of these providers. Depending on the nature of the services provided, the sensitivity of the Information Systems and Data at issue, and the identity of the provider, our vendor management process may involve different levels of assessment designed to help identify cybersecurity risks associated with a provider and impose contractual obligations related to cybersecurity on the provider.
For a description of the risks from cybersecurity threats that may materially affect the Company and how they may do so, see our risk factors under Part 1. Item 1A. Risk Factors in this Annual Report on Form 10-K, including “System security risks, data protection breaches, cyber-attacks (including artificial intelligence (AI)-enabled threats), AI-related operational errors, and systems integration issues could disrupt our internal operations or services provided to customers, and any such disruption could reduce our expected revenue, increase our expenses, damage our reputation and adversely affect our stock price.”

Item 2.        Properties
Our principal operating, distribution and packing facilities as of October 31, 2025 were as follows:

Location	Type	Reportable Segment	Owned or Leased
North America:
Laredo, Texas	Distribution	Marketing & Distribution	Owned
Oxnard, California	Distribution, packing	Marketing & Distribution	Owned
Swedesboro, New Jersey	Distribution	Marketing & Distribution	Leased
Portland, Oregon	Distribution	Marketing & Distribution	Leased
Atlanta, Georgia	Distribution	Marketing & Distribution	Leased
Denver, Colorado	Distribution	Marketing & Distribution	Leased
Chicago, Illinois	Distribution	Marketing & Distribution	Leased
Dallas, Texas	Distribution	Marketing & Distribution	Leased
Oxnard, California	Corporate headquarters	Marketing & Distribution	Leased
Other:
Dartford, U.K.	Distribution, packing	Marketing & Distribution	Leased
Virú, Peru	Packing	International Farming	Owned
Uruapan, Mexico	Packing	Marketing & Distribution	Owned
Zamora, Mexico	Packing	Marketing & Distribution	Owned
Trujillo, Peru	Administrative	International Farming	Leased
Lima, Peru	Administrative, sales	International Farming	Leased

We own and lease approximately 16,200 plantable acres of agricultural land under our farming operations. Our principal farming properties as of October 31, 2025 were as follows:

Location	Type	Reportable Segment	Owned or Leased
Olmos, Peru	Land	International Farming	Owned
Virú, Peru	Land	International Farming	Owned
Santa Rosa, Guatemala	Land	International Farming	Leased
Olmos, Peru	Land	Blueberries	Leased
We believe that our facilities are adequate to meet our current needs, and that suitable additional alternative spaces will be available in the future on commercially reasonable terms, if required. For additional information on leased property, see Note 9 of this annual report on Form 10-K.

Item 3.        Legal Proceedings
The information required by this Item is incorporated by reference from Note 10, “Commitments and Contingencies” to the consolidated financial statements.

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
Holders of Common Stock
We had 17 shareholders of record of our common stock as of December 1, 2025. This number was derived from our shareholder records and does not include holders of our common stock whose shares are held in the name of various dealers, clearing agencies, banks, brokers and other fiduciaries.
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
Comparative Stock Performance Graph
The following performance graph shows a comparison from October 29, 2021 through October 31, 2025, of the cumulative total return for our common stock, the Nasdaq Composite Index (the annual reports for fiscal years 2021 and 2022 incorrectly labeled the name of the index as Nasdaq Composite Total Return Index) and the Nasdaq US Smart Food & Beverage Total Return Index. The graph assumes $100 was invested on October 29, 2021 in Mission Produce common stock, or the respective indices, including reinvestment of dividends, with the associated plots indicating the relative performance as of the last day of trading prior to the fiscal year end date.

	October 29, 2021	October 31, 2022	October 31, 2023	October 31, 2024	October 31, 2025
Mission Produce, Inc.	$100.0	$87.6	49.6	62.1	60.7
Nasdaq Composite Index(1)	$100.0	$70.9	82.9	116.8	153.1
Nasdaq US Smart Food & Beverage Total Return Index	$100.0	$111.2	95.6	106.4	94.7
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
Repurchases by us or our “affiliated purchases” (as defined by Rule 10b-18(a)(3) of the Exchange Act) of registered equity securities during the fourth quarter of 2025 were as follows:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan	Approximate dollar value of shares that may yet be purchased under the plan (in millions)
August 1-31, 2025	—	n/a	—	$13.9
September 1-30, 2025	50,000	$11.86	50,000	$13.3
October 1-31, 2025	—	n/a	—	$13.3

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
Macroeconomic environment
During fiscal 2025, the United States enacted a series of global trade policies including reciprocal and retaliatory tariffs, and subsequent revisions and exemptions thereof, on imported goods. As a result, tariffs have applied at different dates and rates throughout the year, depending on country of origin. We are continuing to monitor changes to global trade policies, including the impact of proposed and enacted tariffs as future changes could have direct or indirect impacts to our business. For additional information, see the risk factor “Changes to U.S. trade policy, tariff and import/export regulations may adversely affect our operating results” in Section 1A. of this report.

Supply chain optimization
The Company closed its Canadian distribution centers within its Marketing & Distribution segment during the first quarter of 2025. In connection with the closure, we recognized approximately $2.7 million in charges for fiscal 2025. Charges consisted of accelerated depreciation expense of property, plant and equipment, accelerated amortization expense of operating lease right-of-use assets, loss on disposal of property, plant and equipment, and severance costs which were partially offset by gains on settlement of asset retirement obligations. Volume from these facilities has been absorbed by our other distribution centers and third-party service providers.
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

	Years ended October 31,
	2025		2024		2023
(In millions, except percentages)	Dollar	%	Dollar	%	Dollar	%
Net sales	$1,391.2	100.0%	$1,234.7	100.0%	$953.9	100.0%
Cost of sales	1,230.5	88.4%	1,082.2	87.6%	870.6	91.3%
Gross profit	160.7	11.6%	152.5	12.4%	83.3	8.7%
Selling, general and administrative expenses	95.5	6.9%	86.8	7.0%	76.4	8.0%
Operating income	65.2	4.7%	65.7	5.3%	6.9	0.7%
Interest expense	(9.4)	(0.7)%	(12.6)	(1.0)%	(11.6)	(1.2)%
Equity method income	5.4	0.4%	3.7	0.3%	4.0	0.4%
Other income (expense), net	0.7	0.1%	3.6	0.3%	(0.2)	—%
Income (loss) before income taxes	61.9	4.4%	60.4	4.9%	(0.9)	(0.1)%
Provision for income taxes	21.4	1.5%	18.6	1.5%	2.2	0.2%
Net income (loss)	40.5	2.9%	41.8	3.4%	(3.1)	(0.3)%
Less: Net income (loss) attributable to noncontrolling interest	2.8	0.2%	5.1	0.4%	(0.3)	—%
Net income (loss) attributable to Mission Produce	$37.7	2.7%	$36.7	3.0%	$(2.8)	(0.3)%
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

	Years ended October 31,
(In millions)	2025	2024	2023
Net sales:
Marketing & Distribution	$1,274.3	$1,152.6	$889.9
International Farming	23.8	6.4	11.6
Blueberries	93.1	75.7	52.4
Total net sales	$1,391.2	$1,234.7	$953.9
Net sales increased $156.5 million or 13% in fiscal year 2025 compared to the previous year, primarily driven by a 7% increase in avocado volume sold our Marketing & Distribution segment. Increased sales in our International Farming segment were driven by higher volumes of avocados sold directly to customers in the current year. Volume and price movements resulted from higher Peruvian avocado production driven by more favorable weather conditions in the current year.
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

	Years ended October 31,
	2025	2024	2023
Gross profit (in millions)	$160.7	$152.5	$83.3
Gross profit as a percentage of net sales	11.6%	12.4%	8.7%
Gross profit increased $8.2 million in fiscal year 2025 compared to the previous year to $160.7 million, and gross profit percentage decreased by 80 basis points to 11.6% of net sales. Gross profit growth was driven by improved avocado and mango yields in our International Farming segment in the current year, while higher volume sold in our Marketing & Distribution segment was partially offset by lower per-unit margins. Marketing & Distribution segment results were negatively impacted by charges incurred in relation to the closure of Canadian facilities totaling $2.7 million and $1.1 million in tariffs levied on USMCA-compliant goods imported from Mexico for the three days they were in effect during March 2025.
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

	Years ended October 31,
(In millions)	2025	2024	2023
Selling, general and administrative expenses	$95.5	$86.8	$76.4
SG&A expenses increased $8.7 million or 10% in fiscal year 2025 compared to the previous year, primarily due to higher employee related costs associated with operating performance, inclusive of incentive and performance-based stock compensation expense, and higher professional services costs.
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

	Years ended October 31,
(In millions)	2025	2024	2023
Interest expense	$9.4	$12.6	$11.6
Interest expense decreased $3.2 million or 25% in fiscal year 2025 compared to the previous year, due to due to lower average balances on our revolving line of credit and lower interest rates on our borrowings under our credit facility. Interest rates applicable to our credit facility are variable, based on SOFR and a spread depending on our net leverage ratio.
Interest expense increased $1.0 million or 9% in fiscal year 2024 compared to the previous year. The impact of higher interest rates was largely offset by lower average debt balances. Interest expense at our Blueberries segment increased $0.7 million or 32% to $2.9 million, primarily related to a significant financing lease, where additional area was leased during the year.
Equity method income
Our material equity method investees include Henry Avocado (“HAC”), Mr. Avocado and Copaltas.

	Years ended October 31,
(In millions)	2025	2024	2023
Equity method income	$5.4	$3.7	$4.0
Equity method income increased $1.7 million or 46% in fiscal year 2025 compared to the previous year, primarily due to improved margins on fruit sold by Mr. Avocado in China.
Equity method income decreased $0.3 million or 8% in fiscal year 2024 compared to the previous year, as losses at Mr. Avocado were only partially offset by income growth from HAC.
Other income (expense), net
Other income (expense), net consists of interest income, currency exchange gains or losses, interest rate derivative gains or losses and other miscellaneous income and expense items.

	Years ended October 31,
(In millions)	2025	2024	2023
Other income (expense), net	$0.7	$3.6	$(0.2)

Other income decreased $2.9 million or 81% in fiscal year 2025 compared to the previous year. primarily attributed to foreign currency transaction losses resulting from the weakening of the U.S. dollar relative to the Mexican peso in the current year.
Other income was $3.6 million in fiscal year 2024, compared to other expense of $0.2 million in the previous year. The change was primarily attributed to the strengthening of the U.S. dollar relative to the Mexican peso, generating foreign currency gains compared to losses in the prior year.
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

	Years ended October 31,
	2025	2024	2023
Provision for income taxes (in millions)	$21.4	$18.6	$2.2
Effective tax rate(1)	34.6%	30.8%	(256.6)%
(1) May not recalculate due to rounding.
The provision for income tax increased $2.8 million or 15% in fiscal year 2025 compared to the previous year, primarily due to the effect of higher income before taxes in the current year. Our effective tax rate was impacted by book gains in jurisdictions with higher tax rates than the U.S. statutory rate combined with losses in jurisdictions where either a full valuation allowance has been recorded or where loss carryforward is disallowed in both years.
On September 10, 2025, Peru enacted tax law which provided benefits to agribusiness entities. The new law subjects us to lower Peruvian corporate income tax rates than the rate in effect on the date of repeal of 25%, as follows: 15% for calendar years 2026 to 2035 and 29.5% thereafter. We remeasured our deferred tax balances based on the applicable tax rate in the year the deferred balances are expected to reverse. The decrease to the net deferred tax asset resulted in a $1.5 million increase to tax expense.
The provision for income tax increased $16.4 million or 745% in fiscal year 2024 compared to the previous year, primarily due to the effect of higher income before taxes.
Non-GAAP Measure
Adjusted EBITDA refers to net income (loss), before interest expense, income taxes, depreciation and amortization expense, stock-based compensation expense, other income (expense), and income (loss) from equity method investees, further adjusted by asset impairment and disposals, net of insurance recoveries, farming costs for nonproductive orchards (which represents land lease costs), certain noncash and nonrecurring ERP costs, advisory costs, material legal settlements, amortization of inventory adjustments recognized from business combinations, and any special, non-recurring, or one-time items such as remeasurements or impairments, and any portion of these items attributable to the noncontrolling interest. We believe that adjusted EBITDA provides useful information for analyzing the underlying business results as well as allowing investors a means to evaluate the financial results of each reportable segment in relation to the Company as a whole. This measure is not in accordance with, nor is it a substitute for or superior to, the comparable GAAP financial measure.

Adjusted EBITDA

	Years Ended October 31,
(In millions)	2025	2024	2023
Net income (loss)	$40.5	$41.8	$(3.1)
Interest expense(1)	9.4	12.6	11.6
Provision for income taxes	21.4	18.6	2.2
Depreciation and amortization(2)	34.6	37.7	32.8
Equity method income	(5.4)	(3.7)	(4.0)
Stock-based compensation	8.8	7.1	4.5
Severance	—	1.3	1.3
Legal settlement	—	0.2	—
Asset impairment and disposals, net of insurance recoveries	3.9	3.9	1.3
Farming costs for nonproductive orchards	1.8	1.7	1.8
ERP costs	2.2	2.2	2.2
Canada site closures(3)	0.2	—	—
Tariffs(4)	1.1	—	—
Advisory costs	1.2	—	0.3
Amortization of inventory adjustment recognized from business combination	—	—	0.7
Other (income) expense, net	(0.7)	(3.6)	0.2
Adjusted EBITDA before adjustment for noncontrolling interest	$119.0	$119.8	$51.8
Noncontrolling interest(5)	(8.2)	(12.0)	(3.4)
Total adjusted EBITDA	$110.8	$107.8	$48.4
(1)Includes interest expense from finance leases, the most significant of which is for land at our Blueberries segment of $2.1 million, $1.8 million and $1.4 million for the years ended October 31, 2025, 2024 and 2023, respectively.
(2)Includes depreciation and amortization of purchase accounting assets and $0.8 million, $3.7 million and $2.4 million for the years ended October 31, 2025, 2024 and 2023, respectively. Includes $0.7 million of amortization of the Blueberries finance lease for both years ended October 31, 2025 and 2024, and $0.6 million for the year ended October 31, 2023. The year ended October 31, 2025 also include $0.9 million of accelerated depreciation expense from fixed assets related to the closure of our Canada facilities during the second quarter. The twelve months ended October 31, 2024 also include $4.1 million of accelerated depreciation expense, $2.0 million of which was from purchase accounting assets, for certain blueberry plants determined to have no remaining useful life.
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

Adjusted EBITDA increased $3.0 million or 3% in fiscal year 2025 compared to the previous year, driven by increases in gross profit as described above.
Adjusted EBITDA increased $59.4 million or 123% in fiscal year 2024 compared to the previous year, primarily due to improved per-unit gross margin on avocados sold.
Segment Results of Operations
Net sales

	Marketing & Distribution	International Farming	Blueberries	Total	Marketing & Distribution	International Farming	Blueberries	Total	Marketing & Distribution	International Farming	Blueberries	Total
	Years ended October 31,
(In millions)	2025				2024				2023
Third-party sales	$1,274.3	$23.8	$93.1	$1,391.2	$1,152.6	$6.4	$75.7	$1,234.7	$889.9	$11.6	$52.4	$953.9
Affiliated sales	—	102.1	—	102.1	—	58.5	—	58.5	—	78.6	—	78.6
Total segment sales	$1,274.3	$125.9	$93.1	$1,493.3	$1,152.6	$64.9	$75.7	$1,293.2	$889.9	$90.2	$52.4	$1,032.5
Intercompany eliminations	—	(102.1)	—	(102.1)	—	(58.5)	—	(58.5)	—	(78.6)	—	(78.6)
Total net sales	$1,274.3	$23.8	$93.1	$1,391.2	$1,152.6	$6.4	$75.7	$1,234.7	$889.9	$11.6	$52.4	$953.9

Segment operating income (loss)

	Years ended October 31,
(In millions)	2025	2024	2023
Segment operating income (loss):
Marketing & Distribution	$44.2	$61.2	$17.3
International Farming	8.1	(13.3)	(11.5)
Blueberries	13.1	18.6	1.0
Marketing & Distribution
Net sales in our Marketing & Distribution segment increased $121.7 million or 11% in fiscal year 2025 compared to the previous year, driven by higher volume sold as described above.
Segment operating income decreased $17.0 million or 28% in fiscal year 2025 compared to the previous year, due to lower per-unit gross margin on avocados sold and higher SG&A expenses, as described above.
Net sales in our Marketing & Distribution segment increased $262.7 million or 30% in fiscal year 2024 compared to the previous year, driven by avocado pricing increases as described above.
Segment operating income increased $43.9 million or 254% in fiscal year 2024 compared to the previous year, due to improved per-unit gross margin on avocados sold.
International Farming
The vast majority of fruit sales from our International Farming segment are made to the Marketing & Distribution segment, with the remainder of revenue derived from direct sales of fruit to third-parties as well as services provided to third parties and our Blueberries segment. Affiliated sales are concentrated in the second half of the fiscal year in alignment with the Peruvian avocado harvest season, which typically runs from April through September of each year. As a result, adjusted EBITDA for the International Farming segment is generally concentrated in the third and fourth quarters of the fiscal year in alignment with the timing of sales. In addition, the Company operates approximately 700 acres of mangos in Peru.
Total segment sales in our International Farming segment increased $61.0 million or 94% in fiscal year 2025 compared to the previous year and segment operating profit increased $21.4 million or 161% in fiscal year 2025 compared to the previous year. The increases were driven by higher yield from owned avocado orchards as well as higher volume of avocado packing and cooling services provided to third parties.
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
Segment operating loss increased by $1.8 million or 16% in fiscal year 2024 compared to the previous year as higher sales prices and cost savings measures in our avocado and mango farms, packing operations and SG&A in Peru offset the adverse impact of lower harvest yields on fixed cost absorption.
Blueberries
Sales in the Blueberries segment have traditionally been concentrated in the first and fourth quarters of the fiscal year in alignment with the Peruvian blueberry harvest season, which typically runs from July through February.
Net sales in our Blueberries segment increased $17.4 million or 23.0% in fiscal year 2025 compared to the previous year, primarily due to a 43% increase in volume sold, partially offset by a 14% decrease in average per-unit sales price. Higher volumes were driven by both increased total acreage and higher yields from our farms, while decreased prices were driven by higher total industry production from Peru after unfavorable regional weather conditions negatively impacted supply during the prior year.
Segment operating income decreased $5.5 million or 30% in fiscal year 2025 compared to the previous year, primarily due to lower per-unit margins attributed to lower selling prices.
Net sales in our Blueberries segment increased $23.3 million or 44.5% in fiscal year 2024 compared to the previous year, primarily due to a 37% increase in average per-unit sales price and a 6% increase in volume sold. Pricing was favorably impacted by industry supply constraints during the Peru harvest season.

Segment operating income increased $17.6 million or 1760% in fiscal year 2024 compared to the previous year, primarily due to gross margin improvement driven by elevated sales pricing.
Liquidity and Capital Resources
Operating activities

	Years ended October 31,
(In millions)	2025	2024	2023
Net income (loss)	$40.5	$41.8	$(3.1)
Depreciation and amortization	34.6	37.7	32.8
Equity method income	(5.4)	(3.7)	(4.0)
Noncash lease expense	6.8	6.1	5.9
Stock-based compensation	8.8	7.1	4.5
Dividends received from equity method investees	4.4	3.2	2.7
Deferred income taxes	1.9	(8.0)	(6.4)
Unrealized losses (gains) on foreign currency transactions	1.0	(1.7)	1.4
Other	3.2	3.7	1.7
Change in working capital	(7.2)	7.1	(6.2)
Net cash provided by operating activities	$88.6	$93.4	$29.2
Net cash provided by operating activities decreased $4.8 million for 2025 compared to the previous year, driven by higher working capital requirements. Working capital growth was primarily driven by lower grower payables, higher other assets and net movements in income tax receivable and payable balances, which were partially offset by lower accounts receivable and inventory balances and higher accounts payable balances. The movements in accounts receivable, inventory and grower payables correlated with reductions in avocado pricing levels. Other asset growth pertains to value-added tax balances in Mexico and Guatemala, while income tax movements are attributed to timing of payment requirements in operational taxing jurisdictions. Accounts payable growth is primarily attributed to higher farming production costs within our International Farming and Blueberries segments.
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
Investing activities

	Years ended October 31,
(In millions)	2025	2024	2023
Purchases of property, plant and equipment	$(51.4)	$(32.2)	$(49.8)
Proceeds from sale of property, plant and equipment	0.1	0.1	0.2
Investment in equity method investees	—	(1.6)	(2.1)
Purchase of other investment	—	—	(2.3)
Other	(0.6)	0.2	(0.1)
Net cash used in investing activities	$(51.9)	$(33.5)	$(54.1)

Property, plant and equipment

	Years ended October 31,
(In millions)	2025	2024	2023
Purchases of property, plant and equipment by segment:
Marketing & Distribution	$6.4	$7.1	$10.9
International Farming	32.5	16.1	26.0
Blueberries	12.5	9.0	12.9
Total purchases of property, plant and equipment	$51.4	$32.2	$49.8
In fiscal year 2025, capital expenditures were comprised primarily of avocado orchard development, pre-production orchard maintenance and land improvements, packhouse construction in Guatemala and pre-production land development and blueberry plant cultivation in Peru.
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
In fiscal 2023, capital expenditures were concentrated in pre-production avocado orchard maintenance in Guatemala and Peru and construction costs on our UK distribution facility. Capital expenditures in the Blueberries operation were primarily related to irrigation installation and early-stage plant cultivation.
Other investing activities
In fiscal years 2024 and 2023 we made contributions to Copaltas and Mr. Avocado. Funds were used by Copaltas for the purchase and development of farmland in Colombia. Funds were used by Mr. Avocado to support working capital needs and an investment in a new distribution facility in southern China.

During fiscal year 2023, we acquired a 5.1% equity interest in shares of common stock of a private entity that is developing avocado orchards in South Africa.
Financing activities

	Years ended October 31,
(In millions)	2025	2024	2023
Borrowings on revolving credit facility	$55.0	$40.0	$145.0
Payments on revolving credit facility	(70.0)	(75.0)	(130.0)
Proceeds from short-term borrowings	10.1	3.0	2.8
Repayment of short-term borrowings	(10.7)	(2.8)	(2.5)
Principal payments on long-term debt obligations	(3.0)	(3.4)	(3.5)
Principal payments on finance lease obligations	(1.0)	(1.8)	(2.6)
Proceeds from loan from noncontrolling interest holder	—	—	2.0
Principal payments on loans due to noncontrolling interest holder	—	(0.5)	—
Payments to noncontrolling interest holder for long-term supply financing	(1.3)	(2.0)	—
Payments for long-term supplier financing	(1.3)	(0.5)	(0.1)
Purchase and retirement of common stock	(6.1)	—	(0.6)
Taxes paid related to shares withheld from the settlement of equity awards	(1.5)	(0.8)	(0.5)
Exercise of stock options	0.3	—	0.1
Net cash (used in) provided by financing activities	$(29.5)	$(43.8)	$14.3
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
Purchase and retirement of common stock
Shares of the company’s common stock may be repurchased from time to time in the open market or privately negotiated transactions under our share repurchase program. Refer to Note 12 to the consolidated financial statements for more information.
Capital resources

	October 31,
(In millions)	2025	2024
Cash and cash equivalents	$64.8	$58.0
Working capital(1)	127.7	129.9
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
As of October 31, 2025, we were required to comply with the following financial covenants: (a) a quarterly consolidated leverage ratio of not more than 3.5 to 1.00 and (b) a quarterly consolidated fixed charge coverage ratio of not less than 1.25 to 1.00. As of October 31, 2025, we were in compliance with all such covenants of the credit facility.
Material cash requirements
Capital expenditures
We have various capital projects in progress for farming expansion and facility improvements which we intend to fund through our operating cash flow as well as cash and cash equivalents on hand. For fiscal 2026, we expect total capital expenditures to be approximately $40 million. The spend will be allocated primarily to our International Farming and Blueberries segments. Within our International Farming segment, spend will be concentrated in Guatemala for pre-production avocado orchard maintenance. Within our Blueberries segment, spend will be concentrated on land development and plant cultivation in Peru.
Leases
We are party to various leases, the most material of which are for facilities and land. Our undiscounted cash liabilities were approximately $170.3 million as of October 31, 2025, of which, approximately $107.1 million was for long-term land leases in our International Farming and Blueberries segments.
Long-term debt
As of October 31, 2025, remaining maturities on our syndicated debt facility were $96.0 million. See Note 8 to the consolidated financial statements for more information.
Critical Accounting Estimates
Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Additionally, we frequently engage third-party valuation experts to assist us with estimates described below. Actual results could differ from those estimates.
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
Off-Balance Sheet Arrangements
During the periods presented we did not have, nor do we currently have, any off-balance sheet arrangements as defined under SEC rules, except as follows:
The Company may issue standby letters of credit through banking institutions. As of October 31, 2025, total letters of credit outstanding were $2.0 million and at October 31, 2024, none were outstanding.

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
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost‑benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of October 31, 2025.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of October 31, 2025.
The effectiveness of our internal control over financial reporting as of October 31, 2025 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in its report which is included below.
Attestation Report of the Registered Public Accounting Firm
The attestation report of the independent registered public accounting firm, Deloitte & Touche LLP, on the Company’s internal control over financial reporting is included below under the heading “Report of Independent Registered Public Accounting Firm.”
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the year ended October 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Item 9B.    Other Information
During the three months ended October 31, 2025, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance
The information required by this item will be contained in our definitive proxy statement to be filed with the SEC in connection with our 2026 Annual Meeting of Stockholders, or the Definitive Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended October 31, 2025, under the headings “Election of Directors,” “Executive Officers,” and “Delinquent Section 16(a) Reports,” and is incorporated herein by reference.
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

Item 14.    Principal Accountant Fees and Services
The information required by this item will be set forth in the section headed “Fees Billed by Deloitte for 2025 and 2024” in our Definitive Proxy Statement and is incorporated herein by reference.

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

C.Exhibits
The documents set forth are filed herewith or incorporated herein by reference.
INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Date	Number	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation	8-K	10/7/2020	3.2
3.2	Amendment to Amended and Restated Certificate of Incorporation	10-Q	6/8/2024	3.2
3.3	Amended and Restated Bylaws	8-K	10/7/2020	3.2
4.1	Form of Common Stock Certificate	S-1/A	9/22/2020	4.1
4.2	Description of Capital Stock	10-K	12/22/2021	4.2
10.1+	Mission Produce, Inc. Amended and Restated 2003 Stock Incentive Plan	S-1/A	9/22/2020	10.1
10.2+	Form of Stock Option Agreement pursuant to the Mission Produce, Inc. Amended and Restated 2003 Stock Incentive Plan	S-8	10/5/2020	10.2
10.3+	Mission Produce, Inc. 2020 Incentive Award Plan	S-1	9/4/2020	10.3
10.5+	Form of Stock Option Agreement pursuant to the Mission Produce, Inc. 2020 Incentive Award Plan	S-1	9/4/2020	10.5
10.6+	Form of RSU Agreement pursuant to the Mission Produce, Inc. 2020 Incentive Award Plan	S-1	9/4/2020	10.6
10.7+	Form of Indemnification Agreement between Mission Produce, Inc. and certain of its directors and officers	S-1	9/4/2020	10.7
10.8	Credit Agreement, dated as of October 11, 2018, by and among Mission Produce, Inc., as Borrower, certain subsidiaries of the Borrower party thereto as guarantors, Bank of America, N.A. as administrative agent, Swingline Lender and L/C Issuer, Farm Credit West, PCA as Syndication Agent, City National Bank and J.P. Morgan Chase Bank, N.A. as co-documentation agents, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Farm Credit West, PCA as joint lead arrangers and joint bookrunners, and other lenders party thereto	S-1	9/4/2020	10.8
10.9	First Amendment to Credit Agreement and Consent, dated September 18, 2020, by and among Mission Produce, Inc., as Borrower, certain subsidiaries of the Borrower party thereto as guarantors, Bank of America, N.A. as administrative agent, Swingline Lender and L/C Issuer, Farm Credit West, PCA as Syndication Agent, City National Bank and J.P. Morgan Chase Bank, N.A. as co-documentation agents, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Farm Credit West, PCA as joint lead arrangers and joint bookrunners, and other lenders party thereto	S-1/A	9/22/2020	10.9
10.10	Form of Amended and Restated Stockholder Agreement, by and among Mission Produce, Inc. and the stockholder party thereto	S-1/A	9/22/2020	10.10
10.11	Corporate Headquarters Lease Agreement	10-K	1/19/2021	10.11
10.12	Amendment to Corporate Headquarters Lease Agreement				X
10.13+	Mission Produce Deferred Compensation Plan	10-K	12/22/2021	10.13
10.14+	Director Equity Deferral Plan	10-K	12/22/2021	10.14
10.15+	Form of Performance Stock Unit Agreement pursuant to the Mission Produce, Inc. 2020 Incentive Award Plan	10-K	12/22/2022	10.15
10.16+^	Offer letter dated March 8, 2021 to Joanne Wu	10-K	12/22/2021	10.16
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
		8-K	4/26/2022	10.17
10.18+	Amended and Restated Non-Employee Director Compensation Program				X
10.20	Third Amendment to the Credit Agreement, dated as of October 11, 2018, as amended on September 18, 2020 and April 26, 2022, by and among Mission Produce, Inc., as Borrower, certain subsidiaries of the Borrower party thereto as guarantors, Bank of America, N.A. as administrative agent, Swingline Lender and L/C Issuer, Farm Credit West, PCA as Syndication Agent, City National Bank, Citibank, N.A., and J.P. Morgan Chase Bank, N.A. as co-documentation agents, BofA Securities, Inc. and Farm Credit West, PCA as joint lead arrangers and joint bookrunners, and other lenders party thereto	8-K	10/21/2022	10.20

10.21+	Employee Equity Deferral Plan	10-K	12/22/2022	10.21
10.22+	Employment Agreement, dated August 7, 2023 by and between Mission Produce, Inc., and Stephen J. Barnard	8-K	8/7/2023	10.1
10.23+	Restated Executive Severance and Change in Control Plan				X
10.25	Land Lease Agreement Between Blueberries Peru S.A. and Agrolatam S.A.C.	10-K	10/31/2023	10.25
10.26+^	Offer letter dated February 21, 2024 to John Pawlowski	10-Q	6/8/2024	10.26
10.27+	Separation Agreement Juan Rodolfo Wiesner Rico	8-K/A	10/13/2025	10.1
19.1	Insider Trading Compliance Policy	10-K	10/31/2023	19.1
21.1	List of Subsidiaries of Registrant	10-K	10/31/2024	21.1
23.1	Consent of Deloitte & Touche LLP				X
24.1	Power of Attorney				X
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
97.1	Policy for Recovery of Erroneously Awarded Compensation	10-K	10/31/2023	97.1
101
The following financial statements from the Company's Annual Report on Form 10-K for the year ended October 31, 2025 formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income (Loss), (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Changes in Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.
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

Item 16.    Form 10-K Summary
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 18, 2025.

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
Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below on December 18, 2025, by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title

/s/ Stephen J. Barnard
Stephen J. Barnard	Chief Executive Officer and Director (Principal Executive Officer)

/s/ Bryan E. Giles
Bryan E. Giles	Chief Financial Officer (Principal Financial Officer)

/s/ Damian R. Ricketts
Damian R. Ricketts	Chief Accounting Officer (Principal Accounting Officer)

/s/ Stephen A. Beebe
Stephen A. Beebe	Director

/s/ Laura Flanagan
Laura Flanagan	Director

/s/ Luis A. Gonzalez
Luis A. Gonzalez	Director

/s/ Bonnie C. Lind
Bonnie C. Lind	Director

/s/ Jay A. Pack
Jay A. Pack	Director

/s/ Bruce C. Taylor
Bruce C. Taylor	Director

/s/ Linda B. Segre
Linda B. Segre	Director

/s/ Tony Bashir Sarsam
Tony Bashir Sarsam	Director

/s/ Michael B. Sims
Michael B. Sims	Director

/s/ Douglas M. Stone
Douglas M. Stone	Director

MISSION PRODUCE, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Mission Produce, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Mission Produce, Inc and subsidiaries (the “Company”) as of October 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended October 31, 2025, of the Company and our report dated December 18, 2025, expressed an unqualified opinion on those financial statements.
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
December 18, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Mission Produce, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Mission Produce, Inc. and subsidiaries (the "Company") as of October 31, 2025 and 2024, the related consolidated statements of income (loss), comprehensive income (loss), changes in equity, and cash flows, for each of the three years in the period ended October 31, 2025, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of October 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended October 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of October 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 18, 2025, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Goodwill –Reporting unit within the International Farming segment— Refer to Notes 2 and 3 to the financial statements
Critical Audit Matter Description
The Company’s goodwill for its reporting unit within the International Farming segment is tested annually for impairment during the fourth quarter of each year, and more frequently if events and circumstances indicate that the assets might be impaired. The Company’s evaluation of the reporting unit’s goodwill for impairment involves the comparison of the fair value of the reporting unit to its carrying value.
The Company elected to use a quantitative approach to determine the fair value of the reporting unit based upon the discounted cash flow method and the guideline publicly-traded companies method based on marketplace multiples to determine the fair value of its reporting unit. The fair value determination using the discounted cash flow method requires management to make significant estimates and assumptions related to forecasts of future revenues; earnings before interest, taxes, depreciation, and amortization (EBITDA); and the discount rate. The determination of the fair value using the public company guideline method requires management to make significant assumptions related to marketplace EBITDA multiples from within a peer public company group. The goodwill balance was $39.4 million as of October 31, 2025, of which $26.9 million was allocated to the reporting unit. The fair value of the reporting unit was greater than its carrying value as of the measurement date, and as a result, management did not record an impairment charge related to the reporting unit goodwill.

Given the significant judgments made by management to estimate the fair value of the reporting unit, performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to forecasts of future revenues and EBITDA, as well as the selection of the discount rate and the selection of multiples applied to management's forecasted EBITDA estimates for the reporting unit, required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the forecasts of future revenues and EBITDA ("forecasts"), the selection of the discount rate and the selection of multiples applied to management's forecasted EBITDA estimates ("market multiples") for the reporting unit within the International Farming segment included the following, among others:
•We tested the effectiveness of controls over management's goodwill impairment evaluation over the determination of the fair value of the reporting unit, such as controls related to management's forecasts and the selection of the discount rate and market multiples used.
•We evaluated management’s ability to accurately forecast by comparing actual results to management’s historical forecasts.
•We evaluated the reasonableness of management's forecasts by comparing the forecasts to (1) historical results, (2) information obtained from inquiry with non-management personnel, and (3) forecasted information included in industry reports that the reporting unit operates within.
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
December 18, 2025
We have served as the Company's auditor since 2019.

MISSION PRODUCE, INC.
CONSOLIDATED BALANCE SHEETS

	October 31,
(In millions, except for shares)	2025	2024
Assets
Current Assets
Cash and cash equivalents	$64.8	$58.0
Restricted cash	1.7	1.3
Accounts receivable
Trade, net of allowances of $0.7 and $0.8, respectively	80.5	95.4
Grower and fruit advances	2.7	1.7
Other	14.6	15.3
Inventory	80.6	91.2
Prepaid expenses and other current assets	8.5	9.4
Income taxes receivable	8.8	6.7
Total current assets	262.2	279.0
Property, plant and equipment, net	542.2	523.4
Operating lease right-of-use assets	67.7	67.8
Equity method investees	34.8	33.0
Deferred income tax assets, net	10.2	9.7
Goodwill	39.4	39.4
Other assets	26.5	19.2
Total assets	$983.0	$971.5

Liabilities and Equity
Liabilities
Accounts payable	$47.3	$35.3
Accrued expenses	38.9	39.9
Income taxes payable	6.8	7.7
Grower payables	23.8	50.3
Short-term borrowings	4.5	3.0
Notes payable	—	0.5
Loans from noncontrolling interest holders—current portion	0.2	0.1
Long-term debt—current portion	3.0	3.0
Operating leases—current portion	6.9	6.4
Finance leases—current portion	3.1	2.9
Total current liabilities	134.5	149.1
Long-term debt, net of current portion	92.8	110.7
Loans from noncontrolling interest holders, net of current portion	0.9	1.8
Operating leases, net of current portion	67.5	67.4
Finance leases, net of current portion	22.0	21.5
Income taxes payable	—	1.3
Deferred income tax liabilities, net	19.1	16.6
Other long-term liabilities	26.3	26.0
Total liabilities	363.1	394.4
Commitments and contingencies (Note 10)
Shareholders’ Equity
Common stock ($0.001 par value, 1,000,000,000 shares authorized; 70,569,517 and 70,914,767 shares issued and outstanding as of October 31, 2025 and 2024, respectively)	0.1	0.1
Additional paid-in capital	247.3	239.7
Accumulated other comprehensive income (loss)	0.6	(0.2)
Retained earnings	339.3	307.7
Mission Produce shareholders' equity	587.3	547.3
Noncontrolling interest	32.6	29.8
Total equity	619.9	577.1
Total liabilities and equity	$983.0	$971.5
See accompanying notes to consolidated financial statements.

MISSION PRODUCE, INC.
CONSOLIDATED STATEMENTS OF INCOME (LOSS)

	Years Ended October 31,
(In millions, except for per share amounts)	2025	2024	2023
Net sales	$1,391.2	$1,234.7	$953.9
Cost of sales	1,230.5	1,082.2	870.6
Gross profit	160.7	152.5	83.3
Selling, general and administrative expenses	95.5	86.8	76.4
Operating income	65.2	65.7	6.9
Interest expense	(9.4)	(12.6)	(11.6)
Equity method income	5.4	3.7	4.0
Other income (expense), net	0.7	3.6	(0.2)
Income (loss) before income taxes	61.9	60.4	(0.9)
Provision for income taxes	21.4	18.6	2.2
Net income (loss)	$40.5	$41.8	$(3.1)
Less: Net income (loss) attributable to noncontrolling interest	2.8	5.1	(0.3)
Net income (loss) attributable to Mission Produce	$37.7	$36.7	$(2.8)

Net income (loss) per share attributable to Mission Produce:
Basic	$0.53	$0.52	$(0.04)
Diluted	$0.53	$0.52	$(0.04)
See accompanying notes to consolidated financial statements.

MISSION PRODUCE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Years Ended October 31,
(In millions)	2025	2024	2023
Net income (loss)	$40.5	$41.8	$(3.1)
Other comprehensive income, net of tax
Changes in foreign currency translation adjustments:
Foreign currency translation adjustments	0.5	0.7	0.8
Amounts reclassified to earnings	0.3	—	—
Comprehensive income (loss)	41.3	42.5	(2.3)
Less: Comprehensive income (loss) attributable to noncontrolling interest	2.8	5.1	(0.3)
Comprehensive income (loss) attributable to Mission Produce	$38.5	$37.4	$(2.0)
See accompanying notes to consolidated financial statements.

MISSION PRODUCE, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In millions, except for shares)	Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings	Noncontrolling interest	Total equity
	Shares	Amount
Balance at October 31, 2022	70,669,535	$0.1	$229.3	$(1.7)	$274.4	$20.8	$522.9
Stock-based compensation	—	—	4.5	—	—	—	4.5
Exercise of stock options	19,043	—	0.1	—	—	—	0.1
Issuance of common stock for equity awards, net of shares withheld for the settlement of taxes	107,004	—	(0.5)	—	—	—	(0.5)
Purchase and retirement of common stock	(67,178)	—	—	—	(0.6)	—	(0.6)
Net loss	—	—	—	—	(2.8)	(0.3)	(3.1)
Contributions from noncontrolling interest holders	—	—	—	—	—	4.2	4.2
Other comprehensive income	—	—	—	0.8	—	—	0.8
Balance at October 31, 2023	70,728,404	$0.1	$233.4	$(0.9)	$271.0	$24.7	$528.3
Stock-based compensation	—	—	7.1	—	—	—	7.1
Exercise of stock options	4,157	—	—	—	—	—	—
Issuance of common stock for equity awards, net of shares withheld for the settlement of taxes	182,206	—	(0.8)	—	—	—	(0.8)
Net income	—	—	—	—	36.7	5.1	41.8
Other comprehensive income	—	—	—	0.7	—	—	0.7
Balance at October 31, 2024	70,914,767	$0.1	$239.7	$(0.2)	$307.7	$29.8	$577.1
Stock-based compensation	—	—	8.8	—	—	—	8.8
Exercise of stock options	21,929	—	0.3	—	—	—	0.3
Issuance of common stock for equity awards, net of shares withheld for the settlement of taxes	225,622	—	(1.5)	—	—	—	(1.5)
Purchase and retirement of common stock	(592,801)	—	—	—	(6.1)		(6.1)
Net income	—	—	—	—	37.7	2.8	40.5
Other comprehensive income	—	—	—	0.8	—	—	0.8
Balance at October 31, 2025	70,569,517	$0.1	$247.3	$0.6	$339.3	$32.6	$619.9
See accompanying notes to consolidated financial statements.

MISSION PRODUCE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended October 31,
(In millions)	2025	2024	2023
Operating Activities
Net income (loss)	$40.5	$41.8	$(3.1)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
(Benefit) provision for losses on accounts receivable	(0.1)	—	0.1
Depreciation and amortization	34.6	37.7	32.8
Amortization of debt issuance costs	0.2	0.2	0.2
Equity method income	(5.4)	(3.7)	(4.0)
Noncash lease expense	6.8	6.1	5.9
Stock-based compensation	8.8	7.1	4.5
Dividends received from equity method investees	4.4	3.2	2.7
Losses on asset impairment, disposals and sales, net of insurance recoveries	3.9	3.9	1.3
Gains on settlement of asset retirement obligations	(0.8)	—	—
Deferred income taxes	1.9	(8.0)	(6.4)
Unrealized losses (gains) on foreign currency transactions	1.0	(1.7)	1.4
Unrealized loss on derivative financial instruments	—	0.1	(0.1)
Other	—	(0.4)	0.1
Effect on cash of changes in operating assets and liabilities:
Trade accounts receivable	14.6	(20.9)	(10.6)
Grower fruit advances	(1.0)	(0.8)	0.9
Other receivables	1.0	(3.2)	5.0
Inventory	11.1	(19.3)	3.0
Prepaid expenses and other current assets	0.8	(0.2)	2.0
Income taxes receivable	(1.9)	2.9	(1.6)
Other assets	(7.7)	1.6	1.0
Accounts payable and accrued expenses	12.3	25.4	(8.9)
Income taxes payable	(2.2)	5.1	(0.2)
Grower payables	(26.8)	23.5	2.2
Operating lease liabilities	(6.2)	(5.3)	(3.8)
Other long-term liabilities	(1.2)	(1.7)	4.8
Net cash provided by operating activities	$88.6	$93.4	$29.2
Investing Activities
Purchases of property, plant and equipment	(51.4)	(32.2)	(49.8)
Proceeds from sale of property, plant and equipment	0.1	0.1	0.2
Investment in equity method investees	—	(1.6)	(2.1)
Purchase of other investment	—	—	(2.3)
Other	(0.6)	0.2	(0.1)
Net cash used in investing activities	$(51.9)	$(33.5)	$(54.1)
Financing Activities
Borrowings on revolving credit facility	55.0	40.0	145.0
Payments on revolving credit facility	(70.0)	(75.0)	(130.0)
Proceeds from short-term borrowings	10.1	3.0	2.8
Repayment of short-term borrowings	(10.7)	(2.8)	(2.5)
Principal payments on long-term debt obligations	(3.0)	(3.4)	(3.5)
Principal payments on finance lease obligations	(1.0)	(1.8)	(2.6)
Proceeds from loan from noncontrolling interest holder	—	—	2.0
Principal payments on loans due to noncontrolling interest holder	—	(0.5)	—

	Years Ended October 31,
(In millions)	2025	2024	2023
Payments to noncontrolling interest holder for long-term supply financing	(1.3)	(2.0)	—
Payments for long-term supplier financing	(1.3)	(0.5)	(0.1)
Repurchase and retirement of common stock	(6.1)	—	(0.6)
Taxes paid related to shares withheld from the settlement of equity awards	(1.5)	(0.8)	(0.5)
Exercise of stock options	0.3	—	0.1
Equity contributions from noncontrolling interest holders	—	—	4.2
Net cash (used in) provided by financing activities	$(29.5)	$(43.8)	$14.3
Effect of exchange rate changes on cash	—	—	(0.1)
Net increase (decrease) in cash, cash equivalents and restricted cash	7.2	16.1	(10.7)
Cash, cash equivalents and restricted cash, beginning of period	59.3	43.2	53.9
Cash, cash equivalents and restricted cash, end of period	$66.5	$59.3	$43.2

Summary of cash, cash equivalents and restricted cash reported within the consolidated balance sheets:
Cash and cash equivalents	$64.8	$58.0	$42.9
Restricted cash	1.7	1.3	0.3
Total cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows	$66.5	$59.3	$43.2

Cash paid during the year for:
Interest	$9.1	$12.2	$11.5
Income taxes	23.0	19.6	7.1
Non-cash investing and financing activities:
Property, plant and equipment included in liabilities	6.7	4.7	4.9
Advances for property, plant and equipment included in assets	0.9	1.9	0.7
Finance leases of property, plant and equipment	1.6	8.2	15.7
Purchases from noncontrolling interest holder made with payment terms greater than 90 days	—	0.3	—
Purchases from suppliers with payment terms greater than 90 days	1.7	—	1.4
See accompanying notes to consolidated financial statements.

MISSION PRODUCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.     Nature of Business
Mission Produce, Inc. together with its consolidated subsidiaries (“Mission,” “the Company,” “we,” “us” or “our”), is a global leader in the avocado industry. The Company’s expertise lies in the farming, packaging, marketing and distribution of avocados to food retailers, distributors and produce wholesalers worldwide. The Company procures avocados principally from California, Mexico and Peru. Through our various operating facilities, we grow, sort, pack, bag and ripen avocados and a small amount of other fruits for distribution to domestic and international markets. We report our results of operations in three reportable segments which are also equivalent to operating segments: Marketing & Distribution, International Farming and Blueberries (see Note 16).
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
Restricted cash represents cash and cash equivalents that are restricted to withdrawal or use as of the reporting date under contractual terms or regulatory requirements. As of October 31, 2025 and 2024, the restricted cash balances related to statutory requirements to support various programs at the Company’s farms. Restricted cash is included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statements of cash flows.
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
Other accounts receivable
Other accounts receivable represents non-trade receivables and primarily consists of value-added taxes (“VAT”) we expect to recover. VAT included in other accounts receivable was $12.2 million and $13.3 million as of October 31, 2025 and 2024, respectively.
Inventory
Inventories are recorded at the lower of cost or net realizable value using the first-in, first-out method for finished goods and raw materials. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.

MISSION PRODUCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

		October 31,
(In millions)	Useful lives	2025	2024
Land		$161.2	$160.7
Orchards/trees/bushes	7 to 25 years	120.1	116.6
Buildings and improvements	20 to 40 years	143.2	133.1
Equipment	3 to 20 years	258.4	248.1
Construction-in-progress		57.5	47.8
Property, plant and equipment		$740.4	$706.3
Accumulated depreciation		(198.2)	(182.9)
Property, plant and equipment, net		$542.2	$523.4
Depreciation expense of property, plant and equipment, net was $34.6 million, $37.2 million, and $31.3 million for the years ended October 31, 2025, 2024 and 2023, respectively.
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

MISSION PRODUCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Many of our lease arrangements include options to extend the lease, which we do not include in the lease term unless we are reasonably certain to exercise them. We have lease arrangements with lease and non-lease components. From a lessee perspective, we have elected to apply the practical expedient to combine lease and related non-lease components, for all classes of underlying assets, and account for the combined contract as a lease component.
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
We review our investments for other-than temporary-impairment (“OTTI”) on a quarterly basis, or earlier if indicators of impairment arise. If an impairment of an equity method investment is determined to be other than temporary, we would record OTTI sufficient to reduce the investment’s carrying value to its fair value, which results in a new cost basis in the investment. There were no indicators of OTTI identified in the years ended October 31, 2025, 2024 and 2023 that would have required us to test for impairment.
Long-lived assets
The Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of any such asset may not be recoverable. Long-lived assets are assessed for impairment by comparing the carrying amount of an asset to future undiscounted net cash flows expected to be generated from the use of the asset and its eventual disposition. If the future undiscounted net cash flows are less than the carrying amount of the asset being tested, an impairment is recorded for the difference between the carrying amount of the asset and the estimated fair value of the asset. The estimate of undiscounted cash flows is based upon, among other things, certain assumptions about future operating performance, growth rates and other factors. Estimates of undiscounted cash flows may differ from actual cash flows due to, among other things, technological changes, economic conditions, changes to the business model or changes in operating performance. For fiscal years 2025, 2024 and 2023, we did not identify any indicators of impairment that would have required the Company to test its long-lived assets for impairment.
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

MISSION PRODUCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
There were no transfers between level 1, level 2 or level 3 measurements during the years ended October 31, 2025 and 2024.
We believe that the carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and short-term borrowings approximates fair value based on either their short-term nature or on terms currently available to the Company in financial markets. Due to current market rates, we believe that our long-term obligations have fair values that approximate carrying values. Refer to Note 13 for further information.
Interest rate swaps
From time to time, the Company may enter into interest rate swap contracts to hedge changes in variable interest rates on the principal value of the Company’s term loans. We account for interest rate swaps in accordance with ASC 815, Derivatives and Hedging, as amended, which requires the recognition of all derivative instruments as either assets or liabilities in the consolidated balance sheets and measurement of those instruments at fair value. The Company did not designate its interest rate swaps as cash flow hedges, and as a result under the accounting guidance, changes in the fair value of the interest rate swaps were recorded in other income (expense), net in the consolidated statements of income (loss) and changes in the assets or liabilities are presented in net cash provided by operating activities in the consolidated statements of cash flow. As of October 31, 2025 and 2024, a notional amount of $10 million was outstanding, carrying a fixed SOFR rate of 4.47%. Refer to Note 13 for more details.
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

MISSION PRODUCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Stock-based awards primarily consist of restricted stock units (“RSUs”) and performance stock units (“PSUs”), the fair value of which is determined based on the market price of our common stock on the date of grant. See Note 12 for more information.
Advertising costs
Advertising costs are expensed when incurred and are included as a component of selling, general and administrative expense. Such costs were $0.3 million for the year ended October 31, 2025 and $0.2 million for both years ended October 31, 2024 and 2023.
Employee benefits
We sponsor various defined contribution retirement plans for employees, the largest of which is the 401(k)-retirement plan in the U.S. Eligible employees can defer up to 60% of their compensation subject to fixed annual limits. Employees eligible for catch-up contributions may contribute additional contributions of their compensation subject to fixed annual limits. The Company makes a 100% matching contribution on deferrals up to 3%, and 50% on deferrals over 3% up to 5%. Contributions are included as a component of cost of sales and selling, general and administrative expense. Total contributions made by the Company to the 401(k) plan were $1.1 million for the year ended October 31, 2025 and $1.0 million for both years ended October 31, 2024 and 2023.
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

MISSION PRODUCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Earnings per share
We compute earnings per share (“EPS”) in accordance with ASC 260, which requires companies with complex capital structures to present basic and diluted EPS. Basic EPS is measured as net income attributable to us, divided by the weighted average shares outstanding during the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of contracts to issue shares (e.g., equity awards) as if they had been converted at the beginning of the periods presented, or issuance date (in the case of time-based vesting awards) or performance achievement (in the case of our PSUs, which are contingently issuable shares based on company performance), if later. Refer also to Note 12 for details on our outstanding stock-based awards that could potentially be dilutive. The computation of diluted EPS includes the estimated impact of the exercise of contracts to purchase common stock using the treasury stock method. Potential shares that have an anti-dilutive effect (i.e., those that increase earnings per share or decrease loss per share) are excluded from the calculation of diluted EPS.
Risk concentration
Accounts receivable from a single customer represented 20% of trade accounts receivable as of October 31, 2025 and 26% of trade accounts receivable as of October 31, 2024.
Sales to our top 10 customers amounted to approximately 67% of net sales for the year ended October 31, 2025, 69% for the year ended October 31, 2024 and 65% for the year ended October 31, 2023. One single customer represented 19%, 22% and 18% of net sales for the years ended October 31, 2025, 2024 and 2023, respectively. Another single customer represented 12%, 10% and 9% of net sales for the years ended October 31, 2025, 2024 and 2023, respectively. Net sales from our top 10 customers are concentrated in our Marketing & Distribution segment, with exception to sales generated by our Blueberries segment, for which substantially all sales are from a single customer, with which we have an exclusive marketing agreement; this customer is a noncontrolling interest holder.
Accounting standards adopted during the year
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280)—Improvements to Reportable Segment Disclosures. The ASU requires that an entity disclose significant segment expenses impacting profit and loss that are regularly provided to the chief operating decision maker. The update is required to be applied retrospectively to prior periods presented, based on the significant segment expense categories identified and disclosed in the period of adoption. The amendments in this ASU are required to be adopted for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024; early adoption is permitted. We adopted ASU 2023-07 effective November 1, 2024, which resulted in additional disclosure of segment information in Note 16.
Accounting standards not yet adopted
In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270) Narrow-Scope Improvements. The amendments in this Update clarify interim disclosure requirements and the applicability of Topic 270. The objective of the update is to provide clarity about current interim requirements. The amendments in this Update also include a disclosure principle that requires entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. The amendments in this ASU are required to be adopted for interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. We are currently evaluating the impact of adoption on our financial disclosures.
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
3.    Goodwill
Changes (if any) in the net carrying amount of goodwill by reportable segment were as follows:

(In millions)	International Farming	Blueberries	Total
Goodwill as of October 31, 2025, 2024 and 2023	$26.9	$12.5	$39.4
The carrying amounts of goodwill as of October 31, 2025 and 2024 were net of accumulated impairment losses of $49.5 million, attributable to the International Farming segment. Accumulated impairment losses were recognized in the year ended October 31, 2022.
For the years ended October 31, 2025 and 2024, management performed its annual goodwill impairment tests of its two reporting units, which indicated that is more-likely-than-not that the fair value of the reporting units exceed their carrying values as of October 31, 2025 and 2024. For our reporting unit within the Blueberries segment, we performed a Step 0 qualitative analysis. For our reporting unit within the International Farming segment, we elected to use a quantitative approach to determine its fair value based on the DCF and GPC methods. The fair value determination using the DCF method requires management to make significant estimates and assumptions related to forecasts of future revenues; earnings before interest, taxes, depreciation, and amortization (EBITDA); and the discount rate. The determination of the fair value using the GPC method requires management to make significant assumptions related to marketplace EBITDA multiples from within a peer public company group.
4.    Inventory
Major classes of inventory were as follows:

	October 31,
(In millions)	2025	2024
Finished goods	$29.9	$45.1
Crop growing costs	29.8	27.1
Packaging and supplies	20.9	19.0
Inventory	$80.6	$91.2
5.    Details of Certain Account Balances
Details of certain significant account balances in our consolidated financial statements are set forth below.
Accrued expenses

	October 31,
(In millions)	2025	2024
Employee-related	$23.6	$22.1
Freight	5.9	5.8
Outside fruit purchase	0.4	4.7
VAT and local taxes payable	1.8	0.6
Other	7.2	6.7
Accrued expenses	$38.9	$39.9

MISSION PRODUCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Other long-term liabilities

	October 31,
(In millions)	2025	2024
Uncertain tax positions(1)	$20.0	$17.9
Employee-related	2.9	2.2
Trade payables to noncontrolling interest holders	1.7	3.5
Other	1.7	2.4
Other long-term liabilities	$26.3	$26.0
(1) Includes uncertain tax positions related to both income taxes and other statutory tax reserves, plus related penalties and interest.
Other income (expense), net

	Years Ended October 31,
(In millions)	2025	2024	2023
(Losses) gains on derivative financial instruments	$—	$(0.1)	$0.1
Foreign currency transaction gain (loss)	(1.0)	1.6	(1.8)
Interest income	1.7	2.1	1.5
Other income (expense), net	$0.7	$3.6	$(0.2)
Other amounts attributable to noncontrolling interest holders
Amounts included in trade accounts receivable due from noncontrolling interest holders were $5.1 million as of both October 31, 2025 and 2024. Amounts included in trade accounts payable due to noncontrolling interest holders were $5.3 million and $2.6 million as of October 31, 2025 and 2024, respectively.
6.      Equity Method Investees
Henry Avocado
The Company owns a 49% interest in Henry Avocado Corporation (“Henry Avocado”), an avocado wholesale distributor with operating facilities in California, Arizona, North Carolina, and Texas. The Company purchases, hauls, and packs avocados for growers in the southern California area and imports packed Chilean, Peruvian and Mexican avocados, then markets the fruit to various domestic retail and wholesale outlets. There is a basis difference between the Company’s historical investment in Henry Avocado and the amount recorded in members’ capital by the investee of $4.0 million as of October 31, 2025 and 2024, comprised solely of goodwill.
Mr. Avocado
The Company owns an approximate 28% interest in Shanghai Mr. Avocado Limited (“Mr. Avocado”), a Chinese joint venture enterprise, through its Mission Produce Asia Ltd. subsidiary. The primary business operations include the marketing, ripening and distribution of fresh avocados within China.
Copaltas
The Company owns an approximate 30% interest in Copaltas S.A.S. (“Copaltas”), a Colombian joint venture enterprise. The primary business operations include the development and operation of avocado farms within Colombia.

MISSION PRODUCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Financial information for our equity method investees as of and for the years ended October 31 was as follows:

(In millions)	Henry Avocado	Mr. Avocado	Copaltas
2025
Current assets	$48.3	$5.6	$1.5
Long-term assets	26.9	4.4	39.8
Current liabilities	18.1	6.6	1.2
Long-term liabilities	8.2	3.1	17.6
Sales	362.1	25.7	—
Gross profit	34.7	1.9	—
Net income (loss)	11.0	(1.9)	0.1
2024
Current assets	$50.8	$4.9	$2.4
Long-term assets	29.8	5.2	33.4
Current liabilities	23.2	5.8	2.7
Long-term liabilities	10.4	3.7	21.4
Sales	320.4	23.9	—
Gross profit	33.7	0.2	(0.5)
Net income (loss)	10.3	(3.2)	(0.5)
2023
Sales	$263.4	$25.2	$0.3
Gross profit	32.9	2.6	—
Net income (loss)	9.4	(0.5)	(0.7)

The Company’s investments in its equity method investees have been impacted by the following:

(In millions)	Henry Avocado	Mr. Avocado	Copaltas	Total
Investment balance as of October 31, 2023	$25.2	$0.7	$5.1	$31.0
Equity method income (losses)	5.0	(1.1)	(0.2)	3.7
Translation	—	—	(0.1)	(0.1)
Dividends declared	(3.2)	—	—	(3.2)
Investment contributions	—	0.6	1.0	1.6
Investment balance as of October 31, 2024	$27.0	$0.2	$5.8	$33.0
Equity method income (losses)	5.4	(0.1)	0.1	5.4
Translation	—	—	0.8	0.8
Dividends declared	(4.4)	—	—	(4.4)
Investment balance as of October 31, 2025	$28.0	$0.1	$6.7	$34.8
7.      Variable Interest Entity
Assets of our variable interest in Moruga (the holding company of our Blueberries operation) may only be used to settle its own liabilities and creditors of Moruga only have recourse for the liabilities of Moruga. A summary of these balances, which are wholly included in our consolidated balance sheets, is as follows:

	October 31,
(In millions)	2025	2024
Current assets	$45.8	$40.7
Long-term assets	82.7	74.2
Current liabilities	28.6	22.0
Long-term liabilities	25.5	27.9

MISSION PRODUCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
8.     Debt
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
The credit facility requires the Company to comply with financial and other covenants, including limitations on investments, capital expenditures, dividend payments, amounts and types of liens and indebtedness, and material asset sales. The Company is also required to maintain certain leverage and fixed charge coverage ratios. As of October 31, 2025, the Company was in compliance with all financial covenants of the credit facility.
Long-term debt under the BoA credit facility consisted of the following:

	October 31,
(In millions)	2025	2024
Revolving line of credit. The interest rate is variable, based on SOFR plus a spread that varies with the Company’s leverage ratio. As of October 31, 2025 and 2024 the interest rate was 5.63% and 6.38%, respectively. Interest is payable monthly and principal is due in full in October 2027.	$5.0	$20.0
Senior term loan (A-1). The interest rate is variable, based on SOFR plus a spread that varies with the Company’s leverage ratio. As of October 31, 2025 and 2024, the interest rate was 5.56% and 6.29%, respectively. Interest is payable monthly, principal is payable quarterly and due in full in October 2027.	42.5	45.0
Senior term loan (A-2). The interest rate is variable, based on SOFR plus a spread that varies with the Company’s leverage ratio. As of October 31, 2025 and 2024, the interest rate was 5.81% and 6.54% respectively. Interest is payable monthly, principal is payable quarterly and due in full in October 2029.	48.5	49.0
Total long-term debt	96.0	114.0
Less debt issuance costs	(0.2)	(0.3)
Long-term debt, net of debt issuance costs	95.8	113.7
Less current portion of long-term debt	(3.0)	(3.0)
Long-term debt, net of current portion	$92.8	$110.7
Other
Certain of our consolidated subsidiaries may also enter into short-term bank borrowings or supplier financing programs from time to time. Short-term borrowings outstanding were $4.5 million and $3.0 million as of October 31, 2025 and 2024, respectively, with weighted average interest rates of 8.70% and 9.91%, respectively. Our Blueberries business also obtains loans from shareholders from time to time, which accrue interest at rates ranging from 5.0% to 6.5%. Amounts outstanding as of October 31, 2025 are expected to be repaid by the end of fiscal 2026.
The Company may issue standby letters of credit through banking institutions. As of October 31, 2025, total letters of credit outstanding were $2.0 million and at October 31, 2024, none were outstanding.
As of October 31, 2025, future principal payments for our long-term debt were as follows:

Year ending October 31,	(In millions)
2026	$3.0
2027	45.5
2028	8.8
2029	38.7
Thereafter	—
$96.0

MISSION PRODUCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
9.     Leases
We lease facilities, land, fleet and other industrial equipment under both operating and finance leases, expiring at various dates through 2048. Certain of these leases have clauses such as extension options, stipulated escalation provisions, early termination, and payment obligations for property taxes, insurance, maintenance and other costs.
Lease-related assets and liabilities on our consolidated balance sheets were as follows:

		October 31,
(In millions)	Location on Consolidated Balance Sheets	2025	2024
Assets
Operating	Operating lease right-of-use assets	$67.7	$67.8
Finance	Property, plant and equipment, net	22.4	23.2
Total lease assets		$90.1	$91.0
Liabilities
Current
Operating	Operating leases—current portion	$6.9	$6.4
Finance	Finance leases—current portion	3.1	2.9
Noncurrent
Operating	Operating leases, net of current portion	67.5	67.4
Finance	Finance leases, net of current portion	22.0	21.5
Total lease liabilities		$99.5	$98.2

MISSION PRODUCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Most lease costs are recognized in the consolidated statements of income (loss), however, costs qualifying for capitalization, such as lease costs for land or equipment used in the development of orchards, are recognized into property, plant and equipment or inventory. A summary of lease costs is set forth below:

(In millions)	Inventory	Property, plant and equipment	Cost of sales	Selling, general and administrative expenses	Interest Expense	Total
	Year ended October 31, 2025
Operating leases
Lease cost	$—	$0.1	$8.4	$1.8	$—	$10.3
Variable lease cost	—	—	2.5	—	—	2.5
Short-term lease cost	4.1	2.0	16.3	0.6	—	23.0
Finance leases
Amortization of right-of-use assets	—	0.4	1.3	—	—	1.7
Interest on lease liabilities	—	—	—	—	2.3	2.3
Total lease cost	$4.1	$2.5	$28.5	$2.4	$2.3	$39.8
	Year ended October 31, 2024
Operating leases
Lease cost	$0.1	$—	$8.4	$1.7	$—	$10.2
Variable lease cost	—	—	2.5	—	—	2.5
Short-term lease cost	3.8	2.4	14.2	1.0	—	21.4
Finance leases
Amortization of right-of-use assets	—	—	1.5	—	—	1.5
Interest on lease liabilities	—	—	—	—	2.2	2.2
Total lease cost	$3.9	$2.4	$26.6	$2.7	$2.2	$37.8
	Year ended October 31, 2023
Operating leases
Lease cost	$0.1	$—	$8.4	$1.8	$—	$10.3
Variable lease cost	—	—	2.4	—	—	2.4
Short-term lease cost	1.6	4.1	15.6	1.5	—	22.8
Finance leases
Amortization of right-of-use assets	—	—	1.3	0.1	—	1.4
Interest on lease liabilities	—	—	—	—	1.5	1.5
Total lease cost	$1.7	$4.1	$27.7	$3.4	$1.5	$38.4
Supplemental cash flow information related to leases is set forth below:

	Years ended October 31,
(In millions)	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities of cash flows for:
Operating lease liabilities	$9.3	$9.2	$8.1
Finance lease liabilities	2.2	1.4	—
Right-of-use assets obtained in exchange for new operating lease liabilities	6.4	0.7	12.2

MISSION PRODUCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of October 31, 2025, future maturities of lease liabilities with original terms in excess of one year were as follows:

	(In millions)
Year ending October 31,	Operating Leases	Finance Leases
2026	$9.2	$3.1
2027	9.0	3.1
2028	8.0	3.0
2029	7.2	2.7
2030	6.9	2.3
Thereafter	70.5	45.1
Total undiscounted future minimum lease payments	$110.8	$59.3
Less imputed interest	(36.4)	(34.2)
Total discounted future minimum lease payments	$74.4	$25.1
Weighted average remaining lease terms and weighted average discount rates as of October 31, 2025 were as follows:

	Operating Leases	Finance Leases
Weighted average remaining lease term (in years)	14.6	19.3
Weighted average discount rate	5.5%	9.9%
10.      Commitments and Contingencies
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
On October 21, 2024, a former temporary worker placed at the Company’s California packinghouse by a labor contractor utilized by the Company, filed a class action lawsuit in the Superior Court of the State of California for the County of Ventura County against us alleging violations of certain wage and hour laws. Plaintiff seeks damages primarily consisting of class certification, payment of wages earned and owed, liquidated damages, penalties and fees, and injunctive relief. A related lawsuit under the Private Attorneys General Act (“PAGA”) was also filed on December 16, 2024. On July 30, 2025, the Court granted the parties’ stipulation to dismiss the class action lawsuit and to submit the PAGA matter to mediation. Mediation is currently scheduled for February 2026. At this time, it is too soon to determine the outcome of the litigation. As a result, the Company has not accrued for any loss contingencies related to these claims because the amount and range of loss, if any, cannot currently be reasonably estimated.
On November 6, 2024, the Organics Consumers Association filed a lawsuit in the Superior Court of the District of Columbia alleging the Company engaged in false and deceptive advertising in violation of the D.C. Consumer Protection and Procedures Act by making representations about sustainable sourcing practice in connection with its sale of avocados (“OCA matter”). Plaintiff seeks only declaratory and injunctive relief. On February 21, 2025, the same lawyers that represent the Organic Consumers Association filed a putative class action lawsuit on behalf of Kachuk Enterprises, Bantle Avocado Farm, Maskell Family Trust, and Northern Capital, Inc., owners and operators of avocado orchards located in California, against the Company and certain other avocado distributors (“Kachuk matter”). The lawsuit alleges violations of California’s False Advertising Law, California’s Unfair Competition Law, and unjust enrichment related to defendants’ alleged representations to consumers that their avocados are sustainably and responsibly sourced. Plaintiffs primarily seek injunctive relief, monetary and statutory damages, disgorgement of profits, and restitution. On the OCA matter, the Company filed a motion to dismiss on February 25, 2025. The Court denied our motion to dismiss and allowed limited discovery on the issue of personal jurisdiction. The Company renewed its motion to dismiss on September 22, 2025, and the plaintiffs have filed a motion to stay the deadline to respond to the Company’s renewed motion to

MISSION PRODUCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
dismiss. The parties are concurrently working through discovery. On the Kachuk matter, defendants jointly filed a motion to dismiss on May 2, 2025. The Court granted defendants’ joint motion to dismiss, but allowed Plaintiffs leave to amend their complaint, which they did on October 24, 2025. Defendants thereafter jointly filed a motion to dismiss the first amended complaint on November 21, 2025. Plaintiff’s opposition is due December 19, 2025. The Company is vigorously defending against the claims asserted in both these lawsuits. At this time, it is too soon to determine the outcome of these lawsuits. As a result, the Company has not accrued for any loss contingencies related to these matters because the amount and range of loss, if any, cannot be reasonably estimated.
On March 27, 2025, a fatality accident occurred at our Laredo, Texas distribution center. A complaint was filed by the decedent’s estate alleging various causes of action relating to alleged negligence. Plaintiff seeks survival damages, wrongful death damages, punitive damages, and other fees and costs. The Company has tendered the matter to insurance and is being represented by counsel appointed by the insurance company. The Plaintiff has submitted a Stowers demand to the insurance companies, and a response is due on December 31, 2025. The Company is vigorously defending against these claims. At this time, it is too soon to determine the outcome of the litigation. As a result, the Company has not accrued for any loss contingencies related to these claims because the amount and range of loss, if any, cannot currently be reasonably estimated.
The outcomes of our legal proceedings and other contingencies are inherently unpredictable, subject to significant uncertainties, and if one or more legal matters were resolved against the Company in a reporting period for amounts above management’s expectations, the Company’s financial condition and operating results for that period could be materially adversely affected.
11.     Income Taxes
The components of the provision for income taxes were as follows:

	Years Ended October 31,
(In millions)	2025	2024	2023
Current
Federal	$4.5	$12.1	$3.2
State	1.6	2.2	0.6
Foreign	13.4	12.3	4.8
Total current	19.5	26.6	8.6
Deferred
Federal	0.2	(1.7)	(2.9)
State	0.1	(0.3)	(0.1)
Foreign	1.6	(6.0)	(3.4)
Total deferred	1.9	(8.0)	(6.4)
Provision for income taxes	$21.4	$18.6	$2.2
U.S. and foreign components of income (loss) before income taxes were as follows:

	Years Ended October 31,
(In millions)	2025	2024	2023
U.S.	$21.2	$48.7	$8.2
Foreign	40.7	11.7	(9.1)
Income (loss) before income taxes	$61.9	$60.4	$(0.9)

MISSION PRODUCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A reconciliation of the provision for income taxes computed at the federal statutory tax rate to income taxes as reflected in the financial statements is as follows. Certain reconciling items that were presented in other, net in previous periods have been reclassified to conform with current period presentation.

	Years Ended October 31,
	2025	2024	2023
Federal statutory rate	21.0%	21.0%	21.0%
State income taxes, net of federal tax benefit	1.4%	2.4%	(37.4)%
Non-deductible executive compensation	2.5%	1.8%	(38.7)%
Foreign rate differential	3.6%	2.6%	55.5%
Excess tax benefits from share-based compensation	—%	0.3%	(14.6)%
Prior year adjustments	(0.4)%	0.6%	(7.0)%
Change in valuation allowance	1.2%	1.7%	(142.5)%
Foreign tax credits	—%	(0.1)%	—%
Peru income tax rate change	(0.6)%	(2.5)%	—%
Change in unrecognized tax benefits	0.7%	0.5%	(60.7)%
Foreign tax losses not benefitted	4.3%	2.2%	(71.5)%
Mexican advance payment write-off	—%	—%	(190.3)%
ASC 740-30 (formerly APB 23) change	—%	—%	189.1%
Other, net	0.9%	0.3%	40.5%
Effective tax rate(1)	34.6%	30.8%	(256.6)%
(1) May not sum due to rounding.
Deferred taxes are recognized for temporary differences between the basis of assets and liabilities for financial statement and income tax purposes. The significant components of deferred tax assets and liabilities were as follows:

	October 31,
(In millions)	2025	2024
Accrued expenses	$7.7	$7.1
Net operating loss and other carryforwards	12.2	12.2
Inventory	0.5	1.0
Operating lease liabilities	15.9	14.9
Allowances, reserves, and other	2.3	2.0
Total deferred tax assets	38.6	37.2
Less: valuation allowance	(3.6)	(2.9)
Total net deferred tax assets	$35.0	$34.3
Equity interest in unconsolidated subsidiaries	(4.4)	(3.8)
Property, plant and equipment	(25.6)	(23.8)
Operating lease right-of-use assets	(13.9)	(13.6)
Total deferred tax liabilities	(43.9)	(41.2)
Total net deferred tax assets/(liabilities)	$(8.9)	$(6.9)
As of October 31, 2025, the Company had foreign net operating loss carryforwards of $49.8 million, all of which, carry forward indefinitely.
The net change in the valuation allowance for deferred tax assets was $(0.7) million and $(1.0) million for the years ended October 31, 2025 and 2024, respectively. Our valuation allowances primarily relate to deferred tax assets in jurisdictions with current and historical losses as well as deferred tax assets which would generate capital losses and can only be realizable upon generation of future capital gains.
Accumulated foreign earnings were $256.1 million as of October 31, 2025, all of which are to be indefinitely reinvested, as it is our intent to permanently reinvest these funds outside of the United States and our current plans do not demonstrate a need to repatriate the cash to fund our U.S. operations.
The Company may recognize the tax benefit from an uncertain tax position claimed on a tax return only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.

MISSION PRODUCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement.
A reconciliation of the total amounts of unrecognized tax benefits (exclusive of interest and penalties) is as follows:

	October 31,
(In millions)	2025	2024
Unrecognized tax benefits beginning of year	$7.0	$7.6
Increases related to prior year positions	0.3	0.3
Lapse of statute of limitation	—	(0.2)
Foreign currency remeasurement	0.6	(0.7)
Unrecognized tax benefits end of year	$7.9	$7.0
If recognized, the total amount of unrecognized tax benefits as of October 31, 2025 and 2024 would impact the effective tax rate. There is potential for significant changes to unrecognized tax benefits by the end of fiscal year 2024 with regards to the 2013 tax assessment as discussed below.
The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. The Company recorded $1.0 million, $(0.7) million, and $1.1 million of interest and penalties and the respective foreign currency gain or loss in the years ended October 31, 2025, 2024 and 2023, respectively, in the consolidated statements of net income (loss) and had $9.7 million and $8.7 million for interest and penalties accrued as of October 31, 2025 and 2024, respectively, which have been included in other long-term liabilities in the consolidated balance sheets.
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
On September 10, 2025, Peru enacted tax law which provided benefits to agribusiness entities. The new law subjects us to lower Peruvian corporate income tax rates than the rate in effect on the date of repeal of 25%, as follows: 15% for calendar years 2026 to 2035 and 29.5% thereafter. We remeasured our deferred tax balances based on the applicable tax rate in the year the deferred balances are expected to reverse. The decrease to the net deferred tax asset resulted in a $1.5 million increase to tax expense.
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

MISSION PRODUCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
implementation and the OECD continues to refine technical guidance. We are closely monitoring developments of the Pillar Two rule and are currently evaluating the potential impact in each of the countries we operate in.
12.      Shareholders’ Equity
2020 Incentive Award Plan
On October 1, 2020, our Board of Directors adopted the 2020 Incentive Award Plan (“2020 Plan”), which provides for the grant of equity awards, including stock options, RSUs, and PSUs to directors, employees, consultants, and certain of our affiliates. The terms of awards may vary based on the grantee classification, or nature of the award, such as awards contingent upon discrete events, or awards related to continuing employment. Upon adoption of the 2020 Plan, the Company’s former stock incentive plan was simultaneously closed, and all shares subject to awards outstanding and shares available for issuance were transferred to, or became available for issuance under the 2020 Plan. A maximum of 9,880,190 shares of common stock may be issued under the 2020 Plan. As of October 31, 2025, 7,223,990 shares were available for issuance under the 2020 Plan.
Stock-based compensation
Stock-based compensation expense is recorded in selling, general and administrative expenses in the consolidated statements of income (loss). Total stock-based compensation expense under these plans and the total related recognized tax benefit were as follows:

	Years Ended October 31,
(In millions)	2025	2024	2023
RSUs	$3.9	$4.3	$3.4
PSUs	4.9	1.9	0.1
Stock options	—	0.9	1.0
Total stock-based compensation expense under incentive plans, pretax	8.8	7.1	4.5
Tax benefit	0.9	0.5	0.4
Unrecognized stock-based compensation expense as of October 31, 2025 was $7.5 million and is expected to be recognized over a weighted-average period of 1.4 years.
RSUs

RSUs are service-based awards granted under the 2020 Plan to eligible employees and non-employees. RSUs are expected to be settled with shares of the Company’s common stock. Vesting and forfeiture conditions are specific to each grant as determined by the plan administrator. The fair value of RSUs is determined based on the market price of our common stock on the date of grant.
Employees
RSUs granted to eligible employees generally vest ratably over three to four years. Certain employees are also eligible to defer the distribution of shares between two to five years, either in lump sum or annual installments. Deferral elections are made annually at the beginning of each plan year and apply to grants made within said year. The weighted average grant date fair value of RSUs granted to employees in the years ended October 31, 2025, 2024 and 2023 was $13.16, $10.31, and $11.87, respectively.
Activity for awards during the year ended October 31, 2025 was as follows:

	Units (in thousands)	Weighted average grant-date fair value per unit
Outstanding at October 31, 2024	589	$11.83
Granted	189	13.16
Vested	(287)	12.68
Forfeited	(20)	12.58
Outstanding at October 31, 2025	471	$11.81
Vested and deferred at October 31, 2025	3	$11.87

MISSION PRODUCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Board of Directors
Under our Director Compensation Plan, new directors receive an initial sign-on grant and continuing directors receive an automatic annual grant on the date of each Annual Shareholders’ Meeting, set to cliff-vest at the earlier of one year following the grant date or at the subsequent Annual Shareholders’ Meeting. Directors are also eligible to defer the distribution of shares between two to five years, either in lump sum or annual installments. Deferral elections are made annually at the beginning of each plan year and apply to grants made within said year. The weighted average grant date fair value of RSUs granted to directors in the years ended October 31, 2025, 2024, and 2023 was $9.95, $11.47 and $11.18, respectively.

Activity for RSU awards for directors during the year ended October 31, 2025 was as follows:

	Units (in thousands)	Weighted average grant-date fair value per unit
Outstanding at October 31, 2024	63	$11.47
Granted	99	9.95
Vested	(63)	11.47
Forfeited	—	—
Outstanding at October 31, 2025	99	$9.95
Vested and deferred at October 31, 2025	52	$13.27
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
The weighted average grant date fair value of PSUs granted in the years ended October 31, 2025, 2024 and 2023 was $13.20, $10.38 and $11.90, respectively. Activity for PSU awards during the year ended October 31, 2025 was as follows.

	Units (in thousands)	Weighted average grant-date fair value per unit
Unvested at October 31, 2024	465	$12.01
Granted at target	148	13.20
Adjustment for performance	(94)	—
Vested	—	—
Forfeited	(4)	10.40
Unvested at October 31, 2025	515	$11.66
Stock options
All stock options were fully vested as of October 31, 2024 and no stock options were granted during the years ended October 31, 2025, 2024 or 2023. Historical grants of stock options were predominantly made in connection with our IPO. Stock options vested based on tenure of employment or other specific events and expire 10 years after the grant date. The total grant-date fair value of stock options vested was $1.1 million during both years ended 2024 and 2023. During all years ended October 31, 2025, 2024 and 2023 the total intrinsic value of stock options exercised was $0.1 million or less.

MISSION PRODUCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
CEO Award
Stock option activity for an award granted to our CEO in 2019, prior to our initial public offering (“CEO Award”) during the year ended October 31, 2025 is set forth below.

	Number of options (in thousands)	Weighted-average exercise price	Weighted-average remaining life (in years)	Aggregate intrinsic value (in millions)
Outstanding at October 31, 2024	1,700	$13.74
Granted	—
Exercised	—
Forfeited	—
Outstanding and exercisable at October 31, 2025	1,700	$13.74	3.7	$—
Employees
Stock options to employees (excluding the CEO) generally have ratable vesting over four years. Activity for these awards during the year ended October 31, 2025 is set forth below.

	Number of options (in thousands)	Weighted-average exercise price	Weighted-average remaining life (in years)	Aggregate intrinsic value (in millions)
Outstanding at October 31, 2024	375	$12.00
Granted	—	—
Exercised	(22)	12.00
Forfeited	—	—
Expired	(6)	12.00
Outstanding and exercisable at October 31, 2025	347	$12.00	4.9	$—

Dividends
If we do not comply with certain covenants under our credit facility, our ability to pay dividends in the future could be limited.
Stock Repurchase Program
On September 6, 2023, the Board of Directors approved a stock repurchase program, which permits the Company to repurchase up to $20 million of shares of the Company’s common stock within 36 months from adoption. The shares may be repurchased from time to time in open market or privately negotiated transactions in such quantities and at such prices as may be authorized by certain designated officers of the Company. During the years ended October 31, 2025, 2024 and 2023, $6.1 million, zero, and $0.6 million of shares were repurchased, respectively. As of October 31, 2025, $13.3 million of shares remains authorized for repurchase.

MISSION PRODUCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
13.     Fair Value Measurements
Financial assets measured and recorded at fair value on a recurring basis included in the consolidated balance sheets were as follows:

	October 31, 2025				October 31, 2024
(In millions)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Mutual funds	$2.9	$2.9	$—	$—	$2.2	$2.2	$—	$—
Liabilities
Interest rate swap	0.2	—	0.2	—	0.2	—	0.2	—
Our mutual fund investments relate to our deferred compensation plan, which are held in a Rabbi trust which is included in other assets in our consolidated balance sheets. The funds are measured at quoted prices in active markets, which is equivalent to their fair value.
The fair value of interest rate swaps is determined using widely accepted valuation techniques, including the DCF method. The analysis reflects the contractual terms of the swaps, including the period to maturity, and uses observable market-based inputs, including interest rate curves (“significant other observable inputs”). The fair value calculation also includes an amount for risk of non-performance using “significant unobservable inputs” such as estimates of current credit spreads to evaluate the likelihood of default. The Company has concluded, as of October 31, 2025 and 2024, the fair value associated with the “significant unobservable inputs” relating to the Company’s risk of non-performance was insignificant to the overall fair value of the interest rate swap agreements and, as a result, the Company has determined that the relevant inputs for purposes of calculating the fair value of the interest rate swap agreements, in their entirety, were based upon “significant other observable inputs”. The assets or liabilities associated with the interest rate swaps have been included in prepaid and other current assets and other assets or accrued expenses and other long-term liabilities in the consolidated balance sheets and gains and losses for the interest rate swaps have been included in other income (expense), net in the consolidated statements of income (loss).
14.    Earnings Per Share

	Years Ended October 31,
	2025	2024	2023
Numerator:
Net income (loss) attributable to Mission Produce (in millions)	$37.7	$36.7	$(2.8)
Denominator:
Weighted average shares of common stock outstanding, used in computing basic earnings per share	70,762,024	70,861,023	70,750,239
Effect of dilutive stock options	—	—	—
Effect of dilutive RSUs	215,715	151,806	—
Effect of dilutive PSUs	354,675	—	—
Weighted average shares of common stock outstanding, used in computing diluted earnings per share	71,332,414	71,012,829	70,750,239
Earnings per share
Basic	$0.53	$0.52	$(0.04)
Diluted	$0.53	$0.52	$(0.04)

MISSION PRODUCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Equity awards representing shares of common stock outstanding that were excluded in the computation of diluted earnings per share because their effect would have been anti-dilutive as a result of applying the treasury stock method, were as follows:

	Years Ended October 31,
	2025	2024	2023
Anti-dilutive stock options	2,055,127	2,077,700	2,097,239
Anti-dilutive RSUs	156,317	304,101	588,266
Anti-dilutive PSUs	—	—	—

15.     Related Party Transactions
Transactions with related parties included in the consolidated financial statements were as follows:

	Consolidated Balance Sheets				Consolidated Statements of Income (Loss)
	Accounts receivable	Property, plant and equipment, net	Accounts payable & accrued expenses	Finance lease liabilities	Net sales	Cost of sales	Interest expense
(In millions)	October 31, 2025				Year ended October 31, 2025
Equity method investees:
Henry Avocado	$—	$—	$0.1	$—	$0.8	$0.2	$—
Mr. Avocado	0.4	—	—	—	1.5	—	—
Other:
Directors/officers(1)	0.1	19.2	—	21.8	2.5	2.0	2.1
Employees(2)	—	—	1.0	—	—	8.7	—
	October 31, 2024				Year ended October 31, 2024
Equity method investees:
Henry Avocado	$—	$—	$—	$—	$3.9	$—	$—
Mr. Avocado	0.7	—	—	—	0.2	—	—
Other:
Directors/officers(1)	0.2	20.0	—	21.7	1.3	3.3	2.1
Employees(2)	—	—	0.4	—	—	9.3	—
					Year ended October 31, 2023
Equity method investees:
Henry Avocado					$1.8	$0.1	$—
Mr. Avocado					8.8	—	—
Other:
Directors/officers(1)					1.0	2.9	1.4
Employees(2)					—	9.1	—
(1)The Company purchases from and sells fruit to, and provides logistics services to, a small number of entities having full or partial ownership by some of our directors/officers. These transactions are made under substantially similar terms as with other growers and customers. Our blueberries business leases land under a long-term lease with a company owned by one of our directors. The rental rate in the lease was comparable to market rates and reflective of an arms-length transaction. The lease was accounted for as a finance lease right-of-use asset and is included in property, plant and equipment, net in the consolidated balance sheets, with amortization and interest expense recognized in cost of sales and interest expense, respectively, in the condensed consolidated statements of income (loss). The portion of lease costs attributable to noncontrolling interest, net of income taxes, was $0.9 million for both years ended October 31, 2025 and 2024 and $0.6 million for the year ended October 31, 2023, and included as part of net income attributable to noncontrolling interest in the consolidated statements of income (loss). During fiscal 2023, we purchased 20 hectares of land in Peru from the same company owned by this same director for $0.2 million, which was comparable to market rates and reflective of an arms-length transaction.
(2)The Company utilizes a small number of transportation vendors in Mexico having full or partial ownership by some of our employees. The Company also purchases avocados from a small number of entities having full or partial ownership by some employees. These transactions are made under substantially similar terms as with other transportation carriers and growers.

MISSION PRODUCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
16.     Segment and Revenue Information
Our reportable segments are determined based on how information is used by our CEO, who is the chief operating decision maker, to measure performance and allocate resources. The CEO assesses segment performance by each segment’s operating income (loss), before intersegment eliminations. The CEO uses operating income (loss) in the annual budgeting process. He also considers budget-to-actual variances when making decisions about the allocation of operating and capital resources to each segment.
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
The following table provides information for each of our reportable segments and reconciliations to consolidated income (loss) before taxes.

(In millions)	Marketing & Distribution	International Farming	Blueberries	Total
Year ended October 31, 2025:
Third-party sales	$1,274.3	$23.8	$93.1	$1,391.2
Affiliated sales	—	102.1	—	102.1
	1,274.3	125.9	93.1	1,493.3
Reconciliation of revenue
Elimination of affiliated sales				(102.1)
Total consolidated sales				1,391.2
Less:
Segment cost of sales(1)	1,151.9	104.9	73.6
Segment selling, general and administrative expenses(2)	78.2	12.9	6.4
Segment operating income (loss)	44.2	8.1	13.1	65.4
Interest expense				(9.4)
Equity method income				5.4
Other income, net				0.7
Elimination of intersegment profit				(0.2)
Income before income taxes				$61.9

Year ended October 31, 2024:
Third-party sales	$1,152.6	$6.4	$75.7	$1,234.7
Affiliated sales	—	58.5	—	58.5
	1,152.6	64.9	75.7	1,293.2
Reconciliation of revenue
Elimination of affiliated sales				(58.5)
Total consolidated sales				$1,234.7
Less:
Segment cost of sales(1)	1,018.9	68.4	50.1
Segment selling, general and administrative expenses(2)	72.5	9.8	7.0
Segment operating income (loss)	61.2	(13.3)	18.6	66.5
Interest expense				(12.6)
Equity method income				3.7

MISSION PRODUCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions)	Marketing & Distribution	International Farming	Blueberries	Total
Other income, net				3.6
Elimination of intersegment profit				(0.8)
Income before income taxes				$60.4

Year ended October 31, 2023:
Third-party sales	$889.9	$11.6	$52.4	$953.9
Affiliated sales	—	78.6	—	78.6
	889.9	90.2	52.4	1,032.5
Reconciliation of revenue
Elimination of affiliated sales				(78.6)
Total consolidated sales				$953.9
Less:
Segment cost of sales(1)	811.5	89.9	46.6
Segment selling, general and administrative expenses(2)	61.1	11.8	4.8
Segment operating income (loss)	17.3	(11.5)	1.0	6.8
Interest expense				(11.6)
Equity method income				4.0
Other expense, net				(0.2)
Elimination of intersegment loss				0.1
Loss before income taxes				$(0.9)
(1)Segment cost of sales for each reportable segment included:
•Marketing & Distribution—fruit costs, employee-related expenses, freight, packaging costs, depreciation, and other costs.
•International Farming and Blueberries—employee-related expenses, farming costs, packaging costs, depreciation and other costs.
(2)Segment selling, general and administrative expenses for each reportable segment included employee-related expenses including performance-based stock compensation expense and statutory profit-sharing expense, professional fees, and other general corporate expenses.

	Years ended October 31,
(In millions)	2025	2024	2023
Depreciation and amortization expense by segment:
Marketing & Distribution	$15.2	$14.5	$15.1
International Farming	12.8	11.9	11.3
Blueberries	6.6	11.3	6.4
Total	34.6	37.7	32.8
Purchases of property, plant and equipment by segment:
Marketing & Distribution	$6.4	$7.1	$10.9
International Farming	32.5	16.1	26.0
Blueberries	12.5	9.0	12.9
Total	$51.4	$32.2	$49.8

MISSION PRODUCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Supplemental sales information is as follows:

	Years Ended October 31,
(In millions)	2025	2024	2023
By type
Avocado	$1,195.7	$1,092.2	$851.1
Blueberry	93.1	75.7	52.4
Mango	86.2	55.7	37.3
Other	16.2	11.1	13.1
Total net sales	1,391.2	1,234.7	953.9
By customer location
United States	$1,089.9	$1,022.7	$760.5
Rest of world	301.3	212.0	193.4
Total net sales	$1,391.2	$1,234.7	$953.9
Property, plant and equipment, net by geographic location was as follows:

	October 31,
(In millions)	2025	2024
Peru	$324.2	$321.4
United States	109.3	116.4
Guatemala	76.7	51.8
Mexico	16.5	14.9
Europe	15.5	15.9
Canada	—	3.0
Property, plant and equipment, net	$542.2	$523.4