Form 10-Q
period 2026-01-31
Mission Produce, Inc.
filed 2026-03-12
CIK 1802974

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________
FORM 10-Q
_____________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2026
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
Series A Junior Participating Preferred Stock, par value $0.001 per share

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒
As of March 1, 2026, the registrant had 70,845,891 shares of common stock at $0.001 par value outstanding.

MISSION PRODUCE, INC.
TABLE OF CONTENTS

FORM 10-Q
FISCAL FIRST QUARTER 2026

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
•Risks related to the proposed transaction with Calavo, including: benefits of the proposed transaction involving Calavo, such as future financial and operating results, plans, objectives, expectations and intentions; the expected timing and likelihood of completion of the proposed transaction and other statements that are not historical facts; any statements of the plans, strategies and objectives of management for future operations, including execution of restructuring and integration (including information technology systems integration) plans; the ability to obtain the requisite Calavo and Mission Produce stockholder approvals; the risk that Calavo or Mission Produce may be unable to obtain governmental and regulatory approvals required for the proposed transaction (and the risk that such approvals may result in the imposition of conditions that could adversely affect the combined company or the expected benefits of the proposed transaction); the risk that an event, change or other circumstance could give rise to the termination of the proposed transaction; the risk that a condition to closing of the proposed transaction may not be satisfied; the risk of delays in completing the proposed transaction; the risk that the businesses will not be integrated successfully or that the integration will be more costly or difficult than expected; the risk that the cost savings and any other synergies from the proposed transaction may not be fully realized or may take longer to realize than expected; the risk that any announcement relating to the proposed transaction could have adverse effects on the market price of Calavo’s or Mission Produce’s common stock; the risk of litigation related to the proposed transaction; the risk that the credit ratings of the combined company or its subsidiaries may be different from what the companies expect; the diversion of management time from ongoing business operations and opportunities as a result of the proposed transaction; and the risk of adverse reactions or changes to business or employee relationships, including those resulting from the announcement or completion of the proposed transaction.
•Risks related to restrictive covenants under our credit facility, which could affect our flexibility to fund ongoing operations, uses of capital and strategic initiatives, and, if we are unable to maintain compliance with such covenants, lead to significant challenges in meeting our liquidity requirements and acceleration of our debt.
•Other risks and factors listed under “Item 1A. Risk Factors” in our most recent Annual Report on Form 10-K for the year ended October 31, 2025 and elsewhere in this report.
We have based the forward-looking statements contained in this report primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations, prospects, business strategy and financial needs. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, assumptions and other factors described in “Item 1A. Risk Factors” in our most recent Annual Report on Form 10-K for the year ended October 31, 2025 and elsewhere in this report. These risks are not exhaustive. Other sections of this report include additional factors that could adversely impact our business and financial performance. Furthermore, new risks and uncertainties emerge from time to time and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this report. We cannot assure you that the results, events and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.
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

PART I- FINANCIAL INFORMATION
Item 1.    Financial Statements
MISSION PRODUCE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In millions, except for shares)	January 31, 2026	October 31, 2025
Assets
Current assets:
Cash and cash equivalents	$44.8	$64.8
Restricted cash	2.6	1.7
Accounts receivable
Trade, net of allowances of $0.6 and $0.7, respectively	91.0	80.5
Grower and fruit advances	2.6	2.7
Other	15.5	14.6
Inventory	99.3	80.6
Prepaid expenses and other current assets	9.6	8.5
Income taxes receivable	8.2	8.8
Total current assets	273.6	262.2
Property, plant and equipment, net	542.1	542.2
Operating lease right-of-use assets	67.3	67.7
Equity method investees	36.6	34.8
Deferred income tax assets, net	10.5	10.2
Goodwill	39.4	39.4
Other assets	28.2	26.5
Total assets	$997.7	$983.0

Liabilities and Equity
Current liabilities:
Accounts payable	$43.4	$47.3
Accrued expenses	53.3	38.9
Income taxes payable	3.0	6.8
Grower payables	33.3	23.8
Short-term borrowings	1.0	4.5
Loans from noncontrolling interest holders—current portion	0.7	0.2
Long-term debt—current portion	3.0	3.0
Operating leases—current portion	7.7	6.9
Finance leases—current portion	1.6	3.1
Total current liabilities	147.0	134.5
Long-term debt, net of current portion	97.0	92.8
Loans from noncontrolling interest holders, net of current portion	—	0.9
Operating leases, net of current portion	67.0	67.5
Finance leases, net of current portion	21.8	22.0
Income taxes payable	0.3	—
Deferred income tax liabilities, net	19.1	19.1
Other long-term liabilities	25.4	26.3
Total liabilities	377.6	363.1
Commitments and contingencies (Note 7)
Shareholders’ Equity
Common stock ($0.001 par value, 1,000,000,000 shares authorized; 70,839,275 and 70,569,517 shares issued and outstanding as of January 31, 2026 and October 31, 2025, respectively)	0.1	0.1
Additional paid-in capital	246.5	247.3
Accumulated other comprehensive income	1.7	0.6
Retained earnings	338.6	339.3
Mission Produce shareholders' equity	586.9	587.3
Noncontrolling interest	33.2	32.6
Total equity	620.1	619.9
Total liabilities and equity	$997.7	$983.0
See accompanying notes to unaudited condensed consolidated financial statements.

MISSION PRODUCE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended January 31,
(In millions, except for per share amounts)	2026	2025
Net sales	$278.6	$334.2
Cost of sales	247.0	302.7
Gross profit	31.6	31.5
Selling, general and administrative expenses	29.1	22.2
Operating income	2.5	9.3
Interest expense	(1.7)	(2.2)
Equity method income	1.5	0.8
Other (expense) income, net	(1.3)	1.5
Income before income taxes	1.0	9.4
Provision for income taxes	1.1	3.2
Net (loss) income	$(0.1)	$6.2
Less: Net income attributable to noncontrolling interest	0.6	2.3
Net (loss) income attributable to Mission Produce	$(0.7)	$3.9

Net (loss) income per share attributable to Mission Produce:
Basic	$(0.01)	$0.06
Diluted	$(0.01)	$0.05
See accompanying notes to unaudited condensed consolidated financial statements.

MISSION PRODUCE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended January 31,
(In millions)	2026	2025
Net (loss) income	$(0.1)	$6.2
Other comprehensive income, net of tax
Foreign currency translation adjustments	1.1	(1.1)
Total comprehensive income, net of tax	1.0	5.1
Less: Comprehensive income attributable to noncontrolling interest	0.6	2.3
Comprehensive income	$0.4	$2.8
See accompanying notes to unaudited condensed consolidated financial statements.

MISSION PRODUCE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)

(In millions, except for shares)	Common stock		Additional paid-in capital	Accumulated other comprehensive (loss) income	Retained earnings	Noncontrolling interest	Total equity
	Shares	Amount
Balance at October 31, 2024	70,914,767	$0.1	$239.7	$(0.2)	$307.7	$29.8	$577.1
Stock-based compensation	—	—	2.0	—	—	—	2.0
Issuance of common stock for equity awards, net of shares withheld for the settlement of taxes	153,856	—	(1.3)	—	—	—	(1.3)
Exercise of stock options	21,929	—	0.3	—	—	—	0.3
Purchase and retirement of common stock	(25,000)	—	—	—	(0.3)	—	(0.3)
Net income	—	—	—	—	3.9	2.3	6.2
Other comprehensive loss	—	—	—	(1.1)	—	—	(1.1)
Balance at January 31, 2025	71,065,552	$0.1	$240.7	$(1.3)	$311.3	$32.1	$582.9

Balance at October 31, 2025	70,569,517	$0.1	$247.3	$0.6	$339.3	$32.6	$619.9
Stock-based compensation	—	—	1.4	—	—	—	1.4
Issuance of common stock for equity awards, net of shares withheld for the settlement of taxes	269,758	—	(2.2)	—	—	—	(2.2)
Net (loss) income	—	—	—	—	(0.7)	0.6	(0.1)
Other comprehensive loss	—	—	—	1.1	—	—	1.1
Balance at January 31, 2026	70,839,275	$0.1	$246.5	$1.7	$338.6	$33.2	$620.1
See accompanying notes to unaudited condensed consolidated financial statements.

MISSION PRODUCE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)

	Three Months Ended January 31,
(In millions)	2026	2025
Operating Activities
Net (loss) income	$(0.1)	$6.2
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	9.2	8.7
Amortization of debt issuance costs	0.1	0.1
Equity method income	(1.5)	(0.8)
Noncash lease expense	1.5	1.8
Stock-based compensation	1.4	2.0
Losses on asset impairment, disposals and sales	—	0.1
Deferred income taxes	(0.2)	—
Unrealized losses (gains) on foreign currency transactions	0.8	(0.5)
Unrealized loss on derivative financial instruments	—	(0.1)
Other	—	(0.1)
Effect on cash of changes in operating assets and liabilities:
Trade accounts receivable	(10.4)	(5.0)
Grower fruit advances	0.1	(2.0)
Other receivables	(0.9)	(1.6)
Inventory	(18.8)	(31.5)
Prepaid expenses and other current assets	(1.2)	(0.3)
Income taxes receivable	0.6	4.4
Other assets	(1.2)	(4.0)
Accounts payable and accrued expenses	14.8	18.5
Income taxes payable	(3.6)	(4.8)
Grower payables	9.5	10.4
Operating lease liabilities	(1.0)	(0.9)
Other long-term liabilities	(2.1)	(1.8)
Net cash used in operating activities	$(3.0)	$(1.2)
Investing Activities
Purchases of property, plant and equipment	(11.9)	(14.8)
Proceeds from sale of property, plant and equipment	0.1	—
Other	—	(0.1)
Net cash used in investing activities	$(11.8)	$(14.9)
Financing Activities
Borrowings on revolving credit facility	10.0	15.0
Payments on revolving credit facility	(5.0)	(10.0)
Repayment of short-term borrowings	(3.5)	(3.5)
Principal payments on long-term debt obligations	(0.8)	(0.8)
Principal payments on finance lease obligations	(0.2)	(0.1)
Payments for long-term supplier financing	(2.6)	(0.3)
Principal payments on loans due to noncontrolling interest holder	(0.1)	—
Payments of minimum withholding taxes on net share settlement of equity awards	(2.2)	(1.3)
Exercise of stock options	—	0.3
Purchase and retirement of common stock	—	(0.3)
Net cash used in financing activities	$(4.4)	$(1.0)
Effect of exchange rate changes on cash	0.1	—
Net (decrease) increase in cash, cash equivalents and restricted cash	(19.1)	(17.1)
Cash, cash equivalents and restricted cash, beginning of period	66.5	59.3
Cash, cash equivalents and restricted cash, end of period	$47.4	$42.2

	Three Months Ended January 31,
(In millions)	2026	2025
Summary of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets:
Cash and cash equivalents	$44.8	$40.1
Restricted cash	2.6	2.1
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statements of cash flows	$47.4	$42.2
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
Basis of presentation and consolidation
The unaudited interim condensed consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and include the Company’s consolidated domestic and international subsidiaries and variable interest entity (“VIE”) for which we are the primary beneficiary and have a controlling interest. Certain information and disclosures normally included in annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. Accordingly, these unaudited interim condensed consolidated financial statements and accompanying footnotes should be read in conjunction with the Company’s Annual Report for the year ended October 31, 2025. In the opinion of management, all adjustments, of a normal recurring nature, considered necessary for a fair statement have been included in the unaudited condensed consolidated financial statements. Interim results of operations are not necessarily indicative of future results, including results that may be expected for the twelve months ended October 31, 2026.
Recently issued accounting standards
In December 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2025-11, Interim Reporting (Topic 270) Narrow-Scope Improvements. The amendments in this Update clarify interim disclosure requirements and the applicability of Topic 270. The objective of the update is to provide clarity about current interim requirements. The amendments in this Update also include a disclosure principle that requires entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. The amendments in this ASU are required to be adopted for interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. We are currently evaluating the impact of adoption on our financial disclosures.
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

MISSION PRODUCE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
2.     Inventory
Major classes of inventory were as follows:

(In millions)	January 31, 2026	October 31, 2025
Finished goods	$41.7	$29.9
Crop growing costs	37.6	29.8
Packaging and supplies	20.0	20.9
Inventory	$99.3	$80.6
3.    Goodwill

(In millions)	International Farming	Blueberries	Total
Goodwill as of both January 31, 2026 and October 31, 2025	$26.9	$12.5	$39.4
The carrying amounts of goodwill as of both January 31, 2026 and October 31, 2025 were net of accumulated impairment losses of $49.5 million, attributable to the International Farming segment. Goodwill is tested for impairment on an annual basis in the fourth quarter, or when an event or changes in circumstances indicate that its carrying value may not be recoverable.
4.    Details of Certain Account Balances
Accrued expenses

(In millions)	January 31, 2026	October 31, 2025
Employee-related	$26.1	$23.6
Freight	8.7	5.9
Outside fruit purchase	3.2	0.4
VAT and local taxes payable	0.6	1.8
Transaction advisory costs	7.0	0.8
Other	7.7	6.4
Accrued expenses	$53.3	$38.9
Other long-term liabilities

(In millions)	January 31, 2026	October 31, 2025
Uncertain tax positions(1)	$21.3	$20.0
Employee-related	3.0	2.9
Trade payables to noncontrolling interest holders	—	1.7
Other	1.1	1.7
Other long-term liabilities	$25.4	$26.3
(1)Includes uncertain tax positions related to both income taxes and other statutory tax reserves, plus related penalties and interest.

MISSION PRODUCE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Other (expense) income, net

	Three Months Ended January 31,
(In millions)	2026	2025
Gains on derivative financial instruments	$—	$0.1
Foreign currency transaction (loss) gain	(1.6)	1.1
Interest income	0.3	0.3
Other (expense) income, net	$(1.3)	$1.5
Other amounts attributable to noncontrolling interest holders
Amounts included in trade accounts receivable due from noncontrolling interest holders were $10.8 million and $5.1 million as of January 31, 2026 and October 31, 2025, respectively. Amounts included in trade accounts payable due to noncontrolling interest holders were $6.0 million and $5.3 million as of January 31, 2026 and October 31, 2025, respectively.
5.      Variable Interest Entity
Assets of our variable interest in our blueberry joint-venture may only be used to settle its own liabilities and creditors of the entity only have recourse for the entity’s liabilities. A summary of these balances, which are included in our condensed consolidated balance sheets, is as follows:

(In millions)	January 31, 2026	October 31, 2025
Current assets	$37.3	$45.8
Long-term assets	81.7	82.7
Current liabilities	19.0	28.6
Long-term liabilities	22.4	25.5
6.     Debt
Credit facility
Long-term debt under our syndicated credit facility with Bank of America (“BoA”) Merrill Lynch consisted of the following:

(In millions)	January 31, 2026	October 31, 2025
Revolving line of credit. The interest rate is variable, based on SOFR plus a spread that varies with the Company’s leverage ratio. As of January 31, 2026 and October 31, 2025, the interest rate was 5.28% and 5.63%, respectively. Interest is payable monthly and principal is due in full in October 2027.	$10.0	$5.0
Senior term loan (A-1). The interest rate is variable, based on SOFR plus a spread that varies with the Company’s leverage ratio. As of January 31, 2026 and October 31, 2025, the interest rate was 5.27% and 5.56%, respectively. Interest is payable monthly, principal is payable quarterly and due in full in October 2027.	41.8	42.5
Senior term loan (A-2). The interest rate is variable, based on SOFR plus a spread that varies with the Company’s leverage ratio. As of January 31, 2026 and October 31, 2025, the interest rate was 5.52% and 5.81% respectively. Interest is payable monthly, principal is payable quarterly and due in full in October 2029.	48.4	48.5
Total long-term debt	100.2	96.0
Less debt issuance costs	(0.2)	(0.2)
Long-term debt, net of debt issuance costs	100.0	95.8
Less current portion of long-term debt	(3.0)	(3.0)
Long-term debt, net of current portion	$97.0	$92.8
The credit facility requires the Company to comply with financial and other covenants, including limitations on investments, capital expenditures, dividend payments, amounts and types of liens and indebtedness, and material asset sales. The Company is also required to maintain certain leverage and fixed charge coverage ratios. As of January 31, 2026, the Company was in compliance with all financial covenants of the credit facility.

MISSION PRODUCE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Other
The Company may issue standby letters of credit through banking institutions. As of January 31, 2026, total letters of credit outstanding were $2.0 million.
Certain of our consolidated subsidiaries may also enter into short-term bank borrowings or supplier financing programs from time to time. Short-term bank borrowings outstanding were $1.0 million as of January 31, 2026 and $4.5 million as of October 31, 2025, with weighted average interest rates of 8.7% as of both dates. Our Blueberries business also obtains loans from shareholders from time to time. Loans outstanding due to shareholders as of January 31, 2026 accrue interest at rates ranging from 5.0 to 6.5% and are expected to be repaid by the end of fiscal 2026.
Interest rate swaps
From time to time, the Company may enter into interest rate swap contracts to hedge changes in variable interest rates on the principal value of the Company’s term loans. We account for interest rate swaps in accordance with ASC 815, Derivatives and Hedging, as amended, which requires the recognition of all derivative instruments as either assets or liabilities in the condensed consolidated balance sheets and measurement of those instruments at fair value. The Company did not designate the interest rate swaps as cash flow hedges, and as a result under the accounting guidance, changes in the fair value of the interest rate swaps were recorded in other (expense) income, net in the condensed consolidated statements of (loss) income and changes in the assets are presented in net cash used in operating activities in the condensed consolidated statements of cash flow. As of January 31, 2026 and October 31, 2025, a notional amount of $10 million was outstanding, carrying a fixed SOFR rate of 4.47%. Refer to Note 9 for more details.
7.      Commitments and Contingencies
Agreement and Plan of Merger with Calavo Growers, Inc.
On January 14, 2026, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among Parent, Calavo Growers, Inc. and affiliates (“Calavo”). Under the terms of the Merger Agreement, Calavo stockholders will receive $27.00 per share, comprised of $14.85 in cash and 0.9790 shares of Company common stock for each share of Calavo common stock, totaling approximately $490 million in consideration at the time of the announcement. Changes in Mission Produce’s share price on the date of closing as compared to on the date of the announcement could increase or decrease the total amount of consideration.
The transaction is expected to be financed by a combination of Mission Produce equity, new long-term debt borrowings, and cash on-hand. The debt financing assumes Mission obtains incremental proceeds from its amended credit facility including a $50 million increase in the revolving line of credit and $250 million of principal term loans. Mission Produce has obtained lender commitment for the additional indebtedness.
Mission Produce engaged the services of an advisory firm to assist and advise the company for the period prior to the initial mergers. Under the agreement with its advisory firm, $5.0 million will be payable from Mission Produce to the firm upon successful consummation of the mergers; this fee has not been recorded in the condensed consolidated financial statements to date.
Under the terms of the Merger Agreement, termination of the merger by Mission Produce could require Mission Produce to pay Calavo $12.9 million or $15.0 million in termination fees, depending on the circumstances of the termination. Alternatively, if Calavo terminates the merger under certain circumstances, they would be required to pay Mission Produce $12.9 million in termination fees.
Litigation
We are from time to time involved in legal proceedings and investigations arising in the ordinary course of business, including those relating to employment matters, relationships with clients and contractors, intellectual property disputes and other business matters.
On October 21, 2024, a former temporary worker placed at the Company’s California packinghouse by a labor contractor utilized by the Company, filed a class action lawsuit in the Superior Court of the State of California for the County of Ventura County against us alleging violations of certain wage and hour laws. Plaintiff seeks class certification, payment of wages earned and owed, liquidated damages, penalties and fees, other damages as set forth in Plaintiff’s lawsuit, and injunctive relief. A related lawsuit under the Private Attorneys General Act (“PAGA”) was also filed on December 16, 2024. On July 30, 2025, the Court granted the parties’ stipulation to dismiss the class action lawsuit and to submit the PAGA matter to mediation. The parties attended mediation on February 25, 2026. No resolution was reached at mediation. At this time, it is too soon to determine the outcome of the litigation. As

MISSION PRODUCE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
a result, the Company has not accrued for any loss contingencies related to these claims because the amount and range of loss, if any, cannot currently be reasonably estimated.
On November 6, 2024, the Organics Consumers Association filed a lawsuit in the Superior Court of the District of Columbia alleging the Company engaged in false and deceptive advertising in violation of the D.C. Consumer Protection and Procedures Act by making representations about sustainable sourcing practice in connection with its sale of avocados (“OCA matter”). Plaintiff seeks only declaratory and injunctive relief. On February 21, 2025, the same lawyers that represent the Organic Consumers Association filed a putative class action lawsuit on behalf of Kachuk Enterprises, Bantle Avocado Farm, Maskell Family Trust, and Northern Capital, Inc., owners and operators of avocado orchards located in California, against the Company and certain other avocado distributors (“Kachuk matter”). The lawsuit alleges violations of California’s False Advertising Law, California’s Unfair Competition Law, and unjust enrichment related to defendants’ alleged representations to consumers that their avocados are sustainably and responsibly sourced. Plaintiffs primarily seek injunctive relief, monetary and statutory damages, disgorgement of profits, and restitution. On the OCA matter, the Company filed a motion to dismiss on February 25, 2025. The Court denied our motion to dismiss and allowed limited discovery on the issue of personal jurisdiction, which has been completed. The Company renewed its motion to dismiss on September 22, 2025, and Plaintiffs’ opposition was filed on March 11, 2026. On the Kachuk matter, defendants jointly filed a motion to dismiss on May 2, 2025. The Court granted defendants’ joint motion to dismiss, but allowed Plaintiffs leave to amend their complaint, which they did on October 24, 2025. Defendants thereafter jointly filed a motion to dismiss the first amended complaint on November 21, 2025. Plaintiffs filed their opposition to the first amended complaint on December 19, 2025. On January 22, 2026, the Court granted Defendants’ motion to dismiss on all grounds except for one and granted Plaintiffs narrow leave to amend to address. On January 28, 2026, Plaintiffs filed their second amended complaint. Defendants filed a renewed motion to dismiss the second amended complaint on February 25, 2026. Plaintiffs’ opposition is due March 18, 2026. The Company is vigorously defending against the claims asserted in both these lawsuits. At this time, it is too soon to determine the outcome of these lawsuits. As a result, the Company has not accrued for any loss contingencies related to these matters because the amount and range of loss, if any, cannot be reasonably estimated.
On March 27, 2025, a fatality accident occurred at our Laredo, Texas distribution center. A complaint was filed by the decedent’s estate in court alleging various causes of action relating to alleged negligence. Plaintiff seeks survival damages, wrongful death damages, punitive damages, and other fees and costs. The Company has tendered the matter to insurance and is being represented by counsel appointed by the insurance company. The Plaintiff submitted a Stowers demand to the insurance companies for a payment equal to the maximum coverage across all tiers, which has been accepted by the insurance companies and the Company. The parties are currently working through the terms of the settlement.
On March 4, 2026, a former temporary worker placed at the Company’s California packinghouse by a labor contractor utilized by the Company, filed a class action lawsuit in the Superior Court of California for the County of Ventura County against us alleging violations of certain wage and hour laws. Plaintiff seeks class certification, payment of wages earned and owed, liquidated damages, penalties and fees, other damages as set forth in Plaintiff’s lawsuit, and injunctive relief. The Company is vigorously defending against the claims asserted in both these lawsuits. At this time, it is too soon to determine the outcome of these lawsuits. As a result, the Company has not accrued for any loss contingencies related to these matters because the amount and range of loss, if any, cannot be reasonably estimated.
The outcomes of our legal proceedings and other contingencies are inherently unpredictable, subject to significant uncertainties, and if one or more legal matters were resolved against the Company in a reporting period for amounts above management’s expectations, the Company’s financial condition and operating results for that period could be materially adversely affected.
8.     Income Taxes
The provision for income tax recorded for the three months ended January 31, 2026 and 2025 differs from the income taxes expected at the U.S. federal statutory tax rate of 21.0%, primarily due to income attributable to foreign jurisdictions which is taxed at different rates, changes in foreign exchange rates taxable in foreign jurisdictions, state taxes, nondeductible tax items and changes in uncertain tax positions (“UTP”).
As of January 31, 2026, the Company had $18.5 million accrued in UTP on income taxes, of which $10.4 million relates to interest and penalties, inclusive of inflationary adjustments. The period for assessing interest and penalties has expired. However, the Company continues to record certain statutory adjustments related to inflation. Changes in the UTP related to changes in foreign exchange rates during the period are included in other (expense) income, net in the condensed consolidated statements of (loss) income.

MISSION PRODUCE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
9.     Fair Value Measurements
Financial assets or liabilities measured and recorded at fair value on a recurring basis included in the condensed consolidated balance sheets were as follows:

	January 31, 2026				October 31, 2025
(In millions)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Mutual funds	$3.0	$3.0	$—	$—	$2.9	$2.9	$—	$—
Liabilities
Interest rate swap	0.1	—	0.1	—	0.2	—	0.2	—
Our mutual fund investments relate to our deferred compensation plan, which are held in a Rabbi trust which is included in other assets in our consolidated balance sheets. The funds are measured at quoted prices in active markets, which is equivalent to their fair value.
The fair value of interest rate swaps is determined using widely accepted valuation techniques, including the discounted cash flow method. The analysis reflects the contractual terms of the swaps, including the period to maturity, and uses observable market-based inputs, including interest rate curves (“significant other observable inputs”). The fair value calculation also includes an amount for risk of non-performance using “significant unobservable inputs” such as estimates of current credit spreads to evaluate the likelihood of default. The Company has concluded, as of January 31, 2026 and October 31, 2025, the fair value associated with the “significant unobservable inputs” relating to the Company’s risk of non-performance was insignificant to the overall fair value of the interest rate swap agreements and, as a result, the Company determined that the relevant inputs for purposes of calculating the fair value of the interest rate swap agreements, in their entirety, were based upon “significant other observable inputs”. The liabilities associated with the interest rate swaps have been included in accrued expenses and other long-term liabilities in the condensed consolidated balance sheets and gains and losses for the interest rate swaps have been included in other (expense) income, net in the condensed consolidated statements of (loss) income.
10.    Earnings Per Share and Shareholder’s Equity

	Three Months Ended January 31,
	2026	2025
Numerator:
Net (loss) income attributable to Mission Produce (in millions)	$(0.7)	$3.9
Denominator:
Weighted average shares of common stock outstanding, used in computing basic earnings per share	70,641,613	70,962,630
Effect of dilutive stock options	—	29,607
Effect of dilutive RSUs	—	328,645
Effect of dilutive PSUs	—	63,563
Weighted average shares of common stock outstanding, used in computing diluted earnings per share	70,641,613	71,384,445
Earnings per share
Basic	$(0.01)	$0.06
Diluted	$(0.01)	$0.05
Equity awards representing shares of common stock outstanding that were excluded in the computation of diluted earnings per share because their effect would have been anti-dilutive as a result of applying the treasury stock method, were as follows:

MISSION PRODUCE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended January 31,
	2026	2025
Anti-dilutive stock options	2,046,639	1,699,770
Anti-dilutive RSUs	584,568	52,211
Anti-dilutive PSUs	485,827	—
Rights Plan
On January 22, 2026 our Board of Directors approved the adoption of a limited duration stockholder rights plan (the “Rights Plan”). Under the plan, one preferred stock purchase right will be distributed for each share of common stock held by stockholders of record on February 4, 2026. Under certain circumstances, each right will entitle stockholders to buy one one-hundredth of a share of newly-created Series A Junior Participating Preferred Stock of the Company at an exercise price of $63.00. The Company’s Board of Directors may redeem the rights at $0.01 per right at any time before a person or group has acquired 15% or more of the outstanding common stock. Additionally, at any time after a person or group becomes an acquiring person and before such person or group acquires 50% or more of the outstanding common stock, the Board of Directors may exchange the outstanding rights (other than those held by the acquiring person, which will be void) for shares of common stock at an exchange rate of one share of common stock per right, subject to adjustment. Subject to limited exceptions, if a person or group acquires 15% or more of the Company’s common stock (including shares that are synthetically owned pursuant to derivative transactions or ownership of derivative securities) or announces a tender offer and the consummation of that offer would result in such ownership (we refer to such a person or group as an “acquiring person”), each right will entitle its holder to purchase, at the right’s then-current exercise price, a number of shares of common stock having a market value at that time of two times the right’s exercise price. Rights held by the acquiring person will become void and will not be exercisable. If the Company is acquired in a merger or other business combination transaction that has not been approved by the Board of Directors after the rights become exercisable, each right will entitle its holder to purchase, at the right’s then-current exercise price, a number of shares of the acquiring company’s common stock having a market value at that time of two times the right’s exercise price.
The Rights Plan is effective January 21, 2026 and has a one-year duration, expiring on January 21, 2027, subject to the Company’s right to extend such date, unless earlier redeemed or exchanged by the Company or terminated.
11.     Related Party Transactions
Transactions with related parties included in the condensed consolidated financial statements were as follows:

	Condensed Consolidated Balance Sheets
	January 31, 2026				October 31, 2025
(In millions)	Accounts receivable	Property, plant and equipment, net	Accounts payable & accrued expenses	Finance lease liabilities	Accounts receivable	Property, plant and equipment, net	Accounts payable & accrued expenses	Finance lease liabilities
Equity method investees:
Henry Avocado	$—	$—	$—	$—	$—	$—	$0.1	$—
Mr. Avocado	—	—	—	—	0.4	—	—	—
Other:
Directors/Officers(1)	0.4	19.0	—	20.3	0.1	19.2	—	21.8
Employees(2)	—	—	1.8	—	—	—	1.0	—

	Condensed Consolidated Statements of (Loss) Income
(In millions)	Net sales	Cost of sales	Interest expense	Net sales	Cost of sales	Interest expense
	Three Months Ended January 31, 2026			Three Months Ended January 31, 2025
Equity method investees:
Henry Avocado	$—	$0.2	$—	$—	$—	$—
Other:
Directors/Officers(1)	0.5	0.2	0.5	0.6	0.3	0.5
Employees(2)	—	2.7	—	—	1.2	—
(1)The Company purchases from and sells fruit to, and provides logistics services to, a small number of entities having full or partial ownership by some of our directors/officers. These transactions are made under substantially similar terms as with other growers and customers. Our blueberries business leases land under a long-term lease with a company owned by one of our directors. The rental rate in the lease was

MISSION PRODUCE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
comparable to market rates and reflective of an arms-length transaction. The lease was accounted for as a finance lease right-of-use asset and is included in property, plant and equipment, net in the consolidated balance sheets, with amortization and interest expense recognized in cost of sales and interest expense, respectively, in the condensed consolidated statements of (loss) income. The portion of lease costs attributable to noncontrolling interest, net of income taxes, was $0.2 million for both the three months ended January 31, 2026 and 2025; amounts were included as part of net income attributable to noncontrolling interest in the condensed consolidated statements of (loss) income.
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
The following table provides information for each of our reportable segments and reconciliations to consolidated income before taxes.

(In millions)	Marketing & Distribution	International Farming	Blueberries	Total
Three months ended January 31, 2026:
Third-party sales	$234.8	$3.0	$40.8	$278.6
Affiliated sales	—	7.6	—	7.6
	234.8	10.6	40.8	286.2
Reconciliation of revenue
Elimination of affiliated sales				(7.6)
Total consolidated sales				278.6
Less:
Segment cost of sales(1)	208.0	7.5	39.2
Segment selling, general and administrative expenses(2)	25.7	2.8	0.5
Segment operating income	1.1	0.3	1.1	2.5
Interest expense				(1.7)
Equity method income				1.5
Other expense, net				(1.3)
Income before income taxes				$1.0

Three months ended January 31, 2025:
Third-party sales	$295.8	$2.0	$36.4	$334.2
Affiliated sales	—	7.2	—	7.2
	295.8	9.2	36.4	341.4
Reconciliation of revenue
Elimination of affiliated sales				(7.2)
Total consolidated sales				$334.2
Less:
Segment cost of sales(1)	276.0	6.4	27.2
Segment selling, general and administrative expenses(2)	18.0	2.9	1.6
Segment operating income (loss)	1.8	(0.1)	7.6	9.3
Interest expense				(2.2)

MISSION PRODUCE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In millions)	Marketing & Distribution	International Farming	Blueberries	Total
Equity method income				0.8
Other income, net				1.5
Income before income taxes				$9.4
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

Supplemental information by segment is as follows.

	Three Months Ended January 31,
(In millions)	2026	2025
Depreciation and amortization expense by segment:
Marketing & Distribution	$3.2	$4.7
International Farming	1.6	1.3
Blueberries	4.4	2.7
Total	$9.2	$8.7
Purchases of property, plant and equipment by segment:
Marketing & Distribution	$1.9	$0.9
International Farming	5.7	7.9
Blueberries	4.3	6.0
Total	$11.9	$14.8
Supplemental sales information is as follows.

	Three Months Ended January 31,
(In millions)	2026	2025
By type
Avocado	$220.9	$279.2
Blueberry	40.8	36.4
Mango	12.9	14.8
Other	4.0	3.8
Total net sales	$278.6	$334.2
By customer location
United States	$209.9	$264.8
Rest of world	68.7	69.4
Total net sales	$278.6	$334.2
12.    Subsequent Event
On February 20, 2026, the Supreme Court declared that the International Emergency Economic Powers Act (“IEEPA”) does not grant the Executive Branch the power to tax, and thus recent tariffs imposed by the current administration are illegal. The decision did not address refunds, leaving significant uncertainty regarding the availability, timing, and mechanics of obtaining refunds for tariffs previously paid. As a result, we cannot reasonably estimate the potential impact, if any, to our business, therefore no amounts have been recognized in our consolidated financial statements. We continue to monitor and evaluate new developments.

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
Agreement and Plan of Merger with Calavo Growers, Inc.
On January 14, 2026, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Calavo Growers, Inc. and its affiliates (“Calavo”). Calavo is a leading provider of fresh avocados, tomatoes, papayas, and value-added prepared foods, including a variety of ready-to-eat products such as guacamole and salsas. Its products are sold under the Calavo brand name, proprietary sub-brands, as well as private labels and store brands. Under the terms of the Merger Agreement, Calavo stockholders will receive $14.85 in cash per share and 0.9790 shares of Company common stock for each share of Calavo common stock, totalling approximately $490 million in consideration at the time of the announcement. Changes in Mission Produce’s share price on the date of closing as compared to on the date of the announcement could increase or decrease the total amount of consideration.
The transaction will enhance Mission’s position in the North American avocado category with expanded supply reliability across Mexico and California. The transaction also represents entry for Mission into the high-growth and attractive prepared food sector, complementing our existing value-add avocado business. The transaction also provides a significant value opportunity for both Mission and Calavo shareholders to realize cost synergies and SG&A savings. The transaction is expected to close in the third fiscal quarter of 2026, subject to the receipt of required regulatory approvals, the approvals of Mission and Calavo shareholders, and the satisfaction of other customary closing conditions.
Rights Plan
Additionally, in response to a sudden increase in ownership by an activist investor and in order to provide the Board with time to make informed decisions in the best interests of the Company and its shareholders, on January 21, 2026, the Board adopted a shareholder rights plan (the "Rights Agreement") and declared a dividend of one right in respect of each of the Company’s issued and outstanding shares of common stock (the “Rights”), which would have caused substantial dilution to any person or group acquiring 15 percent or more of the Company’s outstanding common stock without the prior approval of the Board. The Rights Agreement was designed to deter the acquisition of actual, de facto, or negative control of the Company by any person or group without appropriately compensating its Shareholders for that control.

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

	Three Months Ended January 31,
	2026		2025
(In millions, except for percentages)	Dollars	%	Dollars	%
Net sales	$278.6	100%	$334.2	100%
Cost of sales	247.0	89%	302.7	91%
Gross profit	31.6	11%	31.5	9%
Selling, general and administrative expenses	29.1	10%	22.2	7%
Operating income	2.5	1%	9.3	3%
Interest expense	(1.7)	(1)%	(2.2)	(1)%
Equity method income	1.5	1%	0.8	—%
Other (expense) income, net	(1.3)	—%	1.5	—%
Income before income taxes	1.0	—%	9.4	3%
Provision for income taxes	1.1	—%	3.2	1%
Net (loss) income	(0.1)	—%	6.2	2%
Less: Net income attributable to noncontrolling interest	0.6	—%	2.3	1%
Net (loss) income attributable to Mission Produce	$(0.7)	—%	$3.9	1%
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

	Three Months Ended January 31,
(In millions)	2026	2025
Net sales by segment:
Marketing and Distribution	$234.8	$295.8
International Farming	3.0	2.0
Blueberries	40.8	36.4
Total net sales	$278.6	$334.2
Net sales decreased $55.6 million or 17% in the three months ended January 31, 2026 compared to the same period last year, primarily driven by our Marketing & Distribution segment, where a decrease in per-unit avocado sales prices of 30% was partially offset by an increase in avocado volume sold of 14%. Volume and price movements were driven by increased Mexican avocado supply due to higher yields in the current year.

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

	Three Months Ended January 31,
	2026	2025
Gross profit (in millions)	$31.6	$31.5
Gross profit as a percentage of sales	11.3%	9.4%
Gross profit was flat for the three months ended January 31, 2026, while gross profit percentage increased 190 basis points compared to the same period last year, to 11.3% of revenue. Gross profit margin improved in our Marketing and Distribution segment due to higher volumes and improved per-unit margins, while gross profit margin in our Blueberries segment was lower due to lower per-acre yield resulting in higher per-unit fruit production costs.
SG&A
Selling, general and administrative (“SG&A”) expenses primarily include the costs associated with selling, professional fees, general corporate overhead and other related administrative functions.

	Three Months Ended January 31,
(In millions)	2026	2025
Selling, general and administrative expenses	$29.1	$22.2
SG&A expenses increased $6.9 million or 31% in the three months ended January 31, 2026 compared to the same period last year. The increases were primarily due to transaction advisory costs of $7.0 million associated with the Calavo acquisition, comprised of third-party legal, diligence, and other costs.
Interest expense
Interest expense consists primarily of interest on borrowings under working capital facilities that we maintain and interest on other long-term debt used to make capital and equity investments. We also incur interest expense on finance leases, computed using each lease’s explicit or implicit borrowing rate.

	Three Months Ended January 31,
(In millions)	2026	2025
Interest expense	$1.7	$2.2
Interest expense decreased $0.5 million or 23% in the three months ended January 31, 2026 compared to the same period last year. The decrease was due to lower average balances on our revolving line of credit and lower interest rates on our borrowings under our credit facility. Interest rates applicable to our credit facility are variable, based on SOFR and a spread depending on our net leverage ratio.
Equity method income
Our material equity method investees include Henry Avocado (“HAC”), Mr. Avocado and Copaltas.

	Three Months Ended January 31,
(In millions)	2026	2025
Equity method income	$1.5	$0.8
Equity method income increased $0.7 million or 88% in the three months ended January 31, 2026 compared to the same period last year. Equity method income is mostly comprised of earnings in our investment in Henry Avocado Corporation.
Other (expense) income, net
Other (expense) income, net consists of interest income, currency exchange gains or losses, interest rate derivative gains or losses and other miscellaneous income and expense items.

	Three Months Ended January 31,
(In millions)	2026	2025
Other (expense) income, net	$(1.3)	$1.5
Other expense was $1.3 million in the three months ended January 31, 2026 compared to other income of $1.5 million for the same period last year. Changes were primarily attributed to foreign currency transaction losses (gains) resulting from the weakening of the U.S. dollar relative to the Mexican peso in the current year as opposed to the strengthening of the U.S. dollar relative to the Mexican Peso in the prior year.
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

	Three Months Ended January 31,
	2026	2025
Provision for income taxes (in millions)	$1.1	$3.2
Effective tax rate	110.0%	34.0%
The provision for income tax decreased $2.1 million or 66% in the three months ended January 31, 2026 compared to the same period last year, primarily due to the effect of lower income before taxes in the current year. Our effective tax rate was impacted by book losses in jurisdictions where either a full valuation allowance has been recorded or where loss carryforward is disallowed in both years.
Non-GAAP Measure
Adjusted EBITDA
Adjusted EBITDA refers to net income (loss), before interest expense, income taxes, depreciation and amortization expense, stock-based compensation expense, other income (expense), and income (loss) from equity method investees, further adjusted by asset impairment and disposals, net of insurance recoveries, farming costs for nonproductive orchards (which represents land lease costs), certain noncash and nonrecurring ERP costs, transaction advisory costs, material legal settlements, amortization of inventory adjustments recognized from business combinations, and any special, non-recurring, or one-time items such as remeasurements or impairments, and any portion of these items attributable to the noncontrolling interest. We believe that adjusted EBITDA provides useful information for analyzing the underlying business results as well as allowing investors a means to evaluate the financial results of each reportable segment in relation to the Company as a whole. This measure is not in accordance with, nor is it a substitute for or superior to, the comparable GAAP financial measure.

	Three Months Ended January 31,
(In millions)	2026	2025
Net (loss) income	$(0.1)	$6.2
Interest expense(1)	1.7	2.2
Provision for income taxes	1.1	3.2
Depreciation and amortization(2)	9.2	8.7
Equity method income	(1.5)	(0.8)
Stock-based compensation	1.4	2.0
Losses on asset impairment and disposals	—	0.1
Farming costs for nonproductive orchards	0.5	0.5
Recognition of deferred ERP costs	—	0.6
Transaction advisory costs	7.0	0.1
Canada site closures(3)	—	0.5
Other expense (income), net	1.3	(1.5)
Adjusted EBITDA before adjustment for noncontrolling interest	20.6	21.8
Noncontrolling interest(4)	(2.1)	(4.1)
Total adjusted EBITDA	$18.5	$17.7
(1)Includes interest expense from finance leases, the most significant of which is for land at our Blueberries segment of $0.5 million for both the three months ended January 31, 2026 and 2025.
(2)Includes depreciation and amortization of purchase accounting assets of $0.2 million and $0.3 million for the three months ended January 31, 2026 and 2025, respectively. Includes $0.2 million of amortization of the Blueberries finance lease for both the three months ended January 31, 2026 and 2025. The three months ended January 31, 2025 also include $0.9 million of accelerated depreciation expense from fixed assets related to the closure of our Canada facilities.
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

Segment Results of Operations
Net sales

	Marketing & Distribution	International Farming	Blueberries	Total	Marketing & Distribution	International Farming	Blueberries	Total
	Three Months Ended January 31,
(In millions)	2026				2025
Third party sales	$234.8	$3.0	$40.8	$278.6	$295.8	$2.0	$36.4	$334.2
Affiliated sales	—	7.6	—	7.6	—	7.2	—	7.2
Total segment sales	234.8	10.6	40.8	286.2	295.8	9.2	36.4	341.4
Intercompany eliminations	—	(7.6)	—	(7.6)	—	(7.2)	—	(7.2)
Total net sales	$234.8	$3.0	$40.8	$278.6	$295.8	$2.0	$36.4	$334.2
Segment operating income (loss)

	Three Months Ended January 31,
(In millions)	2026	2025
Segment operating income (loss):
Marketing & Distribution	$1.1	$1.8
International Farming	0.3	(0.1)
Blueberries	1.1	7.6
Marketing & Distribution
Total segment sales in our Marketing & Distribution segment decreased $61.0 million or 21% in the three months ended January 31, 2026 compared to the same period last year, driven by the avocado volume and price dynamics described above.
Segment operating income decreased $0.7 million or 39% in the three months ended January 31, 2026 compared to the same period last year. Higher volume and per-unit gross margin was offset by higher SG&A costs, including transaction advisory costs as described above.
International Farming
The vast majority of fruit sales from our International Farming segment are made to the Marketing & Distribution segment, with the remainder of revenue largely derived from services provided to third parties and our Blueberries segment. Affiliated sales are concentrated in the second half of the fiscal year in alignment with the Peruvian avocado harvest season, which typically runs from April through September of each year. As a result, operating income for the International Farming segment is generally concentrated in the third and fourth quarters of the fiscal year in alignment with the timing of sales.
Total segment sales in our International Farming segment increased $1.4 million or 15% in the three months ended January 31, 2026 compared to the same period last year.
Segment operating income was $0.3 million in the three months ended January 31, 2026 compared to a loss of $0.1 million in the same period last year.
Blueberries
Sales in our Blueberries segment have traditionally been concentrated in the first and fourth quarters of our fiscal year in alignment with the Peruvian blueberry harvest season.
Total segment sales in our Blueberries segment increased $4.4 million or 12% in the three months ended January 31, 2026 compared to the same period last year, primarily due to increases in average per-unit sales price and volume sold of 9% and 3%, respectively.
Segment operating income decreased $6.5 million or 86% for the three months ended January 31, 2026 compared to the same period last year due to lower per-acre yield resulting in higher per-unit fruit production costs.

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

	Three Months Ended January 31,
(In millions)	2026	2025
Net (loss) income	$(0.1)	$6.2
Depreciation and amortization	9.2	8.7
Equity method income	(1.5)	(0.8)
Noncash lease expense	1.5	1.8
Stock-based compensation	1.4	2.0
Deferred income taxes	(0.2)	—
Other	0.9	(0.5)
Changes in working capital	(14.2)	(18.6)
Net cash used in operating activities	$(3.0)	$(1.2)
Net cash used in operating activities was $3.0 million for the three months ended January 31, 2026 compared to $1.2 million for the same period last year. Lower income in the current year was partially offset by lower increases in working capital. Working capital growth in the current year is driven by higher trade receivables associated with higher volumes and timing of sales in the Marketing & Distribution and Blueberries segments, while inventory growth is driven by higher volume in the Marketing & Distribution segment and cultivation of growing crop inventory in our International Farming and Blueberries segments.
Investing activities

	Three Months Ended January 31,
(In millions)	2026	2025
Purchases of property, plant and equipment	$(11.9)	$(14.8)
Proceeds from sale of property, plant and equipment	0.1	—
Other	—	(0.1)
Net cash used in investing activities	$(11.8)	$(14.9)
Property, plant and equipment

	Three Months Ended January 31,
(In millions)	2026	2025
Purchases of property, plant and equipment by segment:
Marketing & Distribution	$1.9	$0.9
International Farming	5.7	7.9
Blueberries	4.3	6.0
Total purchases of property, plant and equipment	$11.9	$14.8
In the three months ended January 31, 2026 and 2025, capital expenditures were comprised primarily of avocado orchard development, pre-production orchard maintenance and land improvements, packhouse construction in Guatemala and pre-production land development and blueberry plant cultivation in Peru. The three months ended January 31, 2026 also included construction costs associated with increasing capacity in our Mexican packing operations.

Financing activities

	Three Months Ended January 31,
(In millions)	2026	2025
Borrowings on revolving credit facility	$10.0	$15.0
Payments on revolving credit facility	(5.0)	(10.0)
Repayment of short-term borrowings	(3.5)	(3.5)
Principal payments on long-term debt obligations	(0.8)	(0.8)
Principal payments on finance lease obligations	(0.2)	(0.1)
Payments for long-term supplier financing	(2.6)	(0.3)
Principal payments on loans due to noncontrolling interest holder	(0.1)	—
Payments of minimum withholding taxes on net share settlement of equity awards	(2.2)	(1.3)
Exercise of stock options	—	0.3
Purchase and retirement of common stock	—	(0.3)
Net cash used in financing activities	$(4.4)	$(1.0)
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
Capital resources

(In millions)	January 31, 2026	October 31, 2025
Cash and cash equivalents	$44.8	$64.8
Working capital(1)	126.6	127.7
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
As of January 31, 2026, we were required to comply with the following financial covenants: (a) a quarterly consolidated leverage ratio of not more than 3.5 to 1.00 and (b) a quarterly consolidated fixed charge coverage ratio of not less than 1.25 to 1.00. As of January 31, 2026, we were in compliance with all such covenants of the credit facility.

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
Leases
We are party to various leases, the most material of which are for facilities and land. Our undiscounted cash liabilities were approximately $170.5 million as of January 31, 2026, of which, approximately $107.6 million was for long-term land leases in our International Farming and Blueberries segments.
Long-term debt
As of January 31, 2026, outstanding borrowings on our syndicated debt facility totaled $100.2 million. See Note 6 to the condensed consolidated financial statements for more information.
Agreement and Plan of Merger with Calavo Growers, Inc.
As noted in Management’s Discussion and Analysis of Financial Condition and Results of Operations, the Company entered into a Merger Agreement to acquire Calavo Growers. The transaction is expected to be financed by a combination of Mission Produce equity, new long term debt borrowings, and cash on-hand. The debt financing assumes we obtain incremental proceeds from our amended credit facility including a $50 million increase in the revolving line of credit and $250 million of principal term loans. We have obtained lender commitment for the additional indebtedness. See Note 7 to the condensed consolidated financial statements for more information.
Critical accounting estimates
For a discussion of our critical accounting estimates, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Operations” in our Annual Report on Form 10-K for the year ended October 31, 2025, filed with the SEC on December 18, 2025. There have been no material changes to the critical accounting estimates disclosed in such Annual Report on Form 10-K.

Item 3.        Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to “Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended October 31, 2025.

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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended January 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A.    Risk Factors
For a discussion of our risk factors, see “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended October 31, 2025, filed with the SEC on December 18, 2025. With the exception of the risk factors set forth below, which update the risk factors disclosed in such Annual Report on Form 10-K, there have been no material changes from the risk factors previously disclosed therein. The risks and uncertainties that we face are not limited to those set forth in the 2025 Form 10-K and subsequent quarterly reports. You should carefully consider the risk factors in the 2025 Form 10-K, together with the other information contained in this quarterly report on Form 10-Q, including our financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” before making a decision to purchase or sell shares of our common stock. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business and the trading price of our common stock.
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
On February 20, 2026, the Supreme Court declared that the International Emergency Economic Powers Act does not grant the Executive Branch the power to tax, and thus recent tariffs imposed by the current administration are illegal. This ruling has created significant uncertainty regarding the status and enforceability of these tariffs, including whether the current administration may seek to implement alternative tariff measures or pursue legislative authorization from Congress, and we cannot predict the scope, timing or likelihood of any such actions. During this period of legal and regulatory uncertainty, we may face challenges in determining potential future compliance obligations.
The uncertainty surrounding the implementation of the Supreme Court's decision, potential future legislative action, the time period for any transition away from current tariff regimes, the possibility of new trade restrictions, and the evolving nature of tariff policy generally have created, and may continue to cause, significant volatility and ambiguity in our business, including with respect to costs, pricing, and margin. These developments have the potential to adversely impact the U.S. economy or sectors thereof, our industry and the global demand for our products, and as a result, could have a material adverse impact on our business, financial condition and results of operations.
In addition, there is significant uncertainty regarding the availability, timing, and mechanics of obtaining refunds for tariffs previously paid. Our growers and customers may seek to recover tariff-related costs from us, and it may be difficult to identify and calculate amounts attributable to tariffs with precision. We may face pressure to issue refunds or credits before we receive any corresponding refunds from the government, if at all. There can be no assurance that any amounts we ultimately receive will align with the amounts we may be required to pay to our growers and customers, which could adversely affect our cash flows and liquidity and our financial condition and results of operations.
Provisions in our charter documents and under Delaware law could discourage a takeover that stockholders may consider favorable and may lead to entrenchment of management.
In response to a sudden increase in ownership by an activist investor and in order to provide the Board with time to make informed decisions in the best interests of the Company and its shareholders, on January 21, 2026, the Board adopted a shareholder rights plan (the "Rights Agreement") and declared a dividend of one right in respect of each of the Company’s issued and outstanding shares of common stock (the “Rights”), which would have caused substantial dilution to any person or group acquiring 15 percent or more of the Company’s outstanding common stock without the prior approval of the Board. The Rights Agreement was designed to deter the acquisition of actual, de facto, or negative control of the Company by any person or group without appropriately compensating its Shareholders for that control. The existence of the Rights Agreement, however, could have the effect of making it more difficult for a third party to acquire a majority of our outstanding common stock, and thereby adversely affect the market price of our common stock.
In addition, provisions in our amended and restated certificate of incorporation and our amended and restated bylaws may discourage, delay or prevent a merger, acquisition or other change in control of us that stockholders may consider favorable, including transactions in which stockholders might otherwise receive a premium for their shares. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock, thereby depressing the market price of our common stock. In addition, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our Board of Directors. Because our Board of Directors is responsible for appointing the members of our management team, these provisions could in turn affect any attempt by our stockholders to replace current members of our management team. These provisions provide, among other things, that:
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
Risks Relating to our Pending Transaction with Calavo
Failure to complete the proposed transaction with Calavo
If the merger with Calavo is not completed for any reason there may be various adverse consequences and the Company may experience negative reactions from the financial markets and from its customers and employees. For example, the Company’s business may have been impacted adversely by the failure to pursue other beneficial opportunities due to the focus of management on the transaction, the benefits from which may not be realized. Additionally, if the Merger Agreement is terminated, the market price of the Company’s common stock could decline to the extent that current market prices reflect a market assumption that the transaction will be beneficial and will be completed. The Company also could be subject to litigation related to any failure to complete the transaction or to proceedings commenced against the Company to perform its obligations under the Merger

Agreement. If the Merger Agreement is terminated under certain circumstances. The Company may be required to pay a termination fee of up to $15.02 million to Calavo.
Combining with Calavo may be more difficult, costly or time-consuming than expected, and the Company may fail to realize the anticipated benefits of the transaction.
The success of the transaction will depend, in part, on the ability to realize the anticipated cost savings from combining the businesses of the Company and Calavo. To realize the anticipated benefits and cost savings from the transaction, the Company and Calavo must successfully integrate and combine their businesses in a manner that permits those cost savings to be realized without adversely affecting current revenues and future growth. If the Company and Calavo are not able to successfully achieve these objectives, the anticipated benefits of the transaction may not be realized fully or at all or may take longer to realize than expected. In addition, the actual cost savings of the transaction could be less than anticipated, and integration may result in additional and unforeseen expenses.
An inability to realize the full extent of the anticipated benefits of the transaction and the other transactions contemplated by the Merger Agreement, as well as any delays encountered in the integration process, could have an adverse effect upon the revenues, levels of expenses and operating results of the combined company following the completion of the transaction, which may adversely affect the value of the common stock of the combined company following the completion of the transaction.
The Company and Calavo have operated and, until the completion of the transaction, must continue to operate, independently. It is possible that the integration process could result in the loss of key employees, the disruption of each company’s ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect the companies’ ability to maintain relationships with clients, customers, depositors and employees or to achieve the anticipated benefits and cost savings of the transaction. Integration efforts between the companies may also divert management attention and resources. These integration matters could have an adverse effect to the Company during this transition period and for an undetermined period after completion of the transaction on the combined company.
The combined company may be unable to retain the Company/s and/or Calavo’s personnel successfully after the transaction is completed.
The success of the transaction will depend in part on the combined company’s ability to retain the talent and dedication of key employees currently employed by the Company or Calavo. It is possible that these employees may decide not to remain with the Company or Calavo, as applicable, while the transaction is pending or with the combined company after the transaction is consummated. If the Company and Calavo are unable to retain key employees, including management, who are critical to the successful integration and future operations of the companies, the Company and Calavo could face disruptions in their operations, loss of existing customers, loss of key information, expertise or know-how and unanticipated additional recruitment costs. In addition, following the transaction, if key employees terminate their employment, the combined company’s business activities may be adversely affected, and management’s attention may be diverted from successfully hiring suitable replacements, all of which may cause the combined company’s business to suffer. The Company and Calavo also may not be able to locate or retain suitable replacements for any key employees who leave either company.
The Company will be subject to business uncertainties and contractual restrictions while the transaction with Calavo is pending.
Uncertainty about the effect of the transaction on employees and customers may have an adverse effect to the Company. These uncertainties may impair the Company’s ability to attract, retain and motivate key personnel until the transaction is completed, and could cause customers and others that deal with the Company to seek to change existing business relationships with the Company. In addition, subject to certain exceptions, the Company has agreed to operate its business in the ordinary course in all material respects and to refrain from taking certain actions that may adversely affect its ability to consummate the transactions contemplated by the Merger Agreement on a timely basis without the consent of Calavo. These restrictions may prevent the Company from pursuing attractive business opportunities that may arise prior to the completion of the transaction.
The Company has incurred and is expected to incur substantial costs related to the transaction and integration.
The Company has incurred and expects to incur a number of non-recurring costs associated with the transaction. These costs include financial advisory, legal, accounting, consulting and other advisory fees, retention, severance and employee benefit-related costs, public company filing fees and other regulatory fees, financial printing and other printing costs, closing, integration and other related costs. Some of these costs are payable by the Company regardless of whether or not the transaction is completed.
The Merger Agreement between the Company and Calavo may be terminated in accordance with its terms and the transaction may not be completed.
The Merger Agreement is subject to a number of conditions which must be fulfilled in order to complete the transaction. Those conditions include, among other things, the receipt of required regulatory approvals and (ii) the absence of any order, injunction, decree or other legal restraint preventing the completion of the transaction.

Each party’s obligation to complete the transaction is also subject to certain additional customary conditions, including (a) subject to applicable materiality standards, the accuracy of the representations and warranties of the other party set forth in the Merger Agreement and (b) the performance in all material respects by the other party of its obligations under the Merger Agreement.
These conditions to the closing may not be fulfilled in a timely manner or at all, and, accordingly, the transaction may not be completed. In addition, the parties can mutually decide to terminate the Merger Agreement, or Calavo or the Company may elect to terminate the Merger Agreement in certain other circumstances.
Regulatory approvals may not be received, may take longer than expected or may impose conditions that are not presently anticipated or that could have an adverse effect on the Company following the transaction.
Before the transaction may be completed, various approvals, consents and non-objections must be obtained from certain regulatory authorities without the imposition of any materially burdensome regulatory condition. These approvals could be delayed or not obtained at all, including due to any or all of the following: an adverse development in either party’s regulatory standing; governmental, political, community or supervisory inquiries or opposition; or changes in legislation, regulatory policy or the political environment, including changes in the leadership of regulatory agencies. Any approvals that are granted may impose terms, conditions, limitations, obligations or costs, or place restrictions on the conduct of the surviving corporation’s business or require changes to the terms of the transactions contemplated by the Merger Agreement. There can be no assurance that regulators will not impose any such conditions, limitations, obligations or restrictions, or that any such conditions, limitations, obligations or restrictions will not have the effect of delaying the completion of the transaction, imposing additional material costs on or materially limiting the revenues of the surviving corporation following the transaction, or otherwise reducing the anticipated benefits of the transaction. In addition, there can be no assurance that any such conditions, limitations, obligations or restrictions will not result in the delay or abandonment of the transaction. Completion of the transaction is also conditioned on the absence of certain orders, injunctions or decrees by any governmental entity that would prohibit or make illegal the completion of the transaction.
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
No repurchases were made by us or our “affiliated purchasers” (as defined in Rule 10b-18(a)(3) of the Exchange Act) of registered equity securities during the first quarter of 2026. As of January 31, 2026, the approximate dollar value of shares that may yet be purchased as part of our stock repurchase program was $13.3 million.
Item 3.        Defaults Upon Senior Securities
None.
Item 4.        Mine Safety Disclosures
None.
Item 5.        Other Information
During the fiscal quarter ended January 31, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408 of Regulation S-K).

Item 6.        Exhibits
The documents set forth are filed herewith or incorporated herein by reference.
INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Date	Number	Filed Herewith
2.1	Agreement and Plan of Merger, dated as of January 14, 2026, by and among Parent, Merger Sub I, Merger Sub II and the Company	8-K	1/14/2026	2.1
3.1	Amended and Restated Certificate of Incorporation	8-K	10/7/2020	3.2
3.2	Amendment to Amended and Restated Certificate of Incorporation	10-Q	6/8/2024	3.2
3.3	Certificate of Designations of Series A Junior Participating Preferred Stock	8-K	1/22/2026	3.1
3.4	Amended and Restated Bylaws	8-K	10/7/2020	3.2
4.1	Rights Agreement, dated as of January 21, 2026, between Mission Produce, Inc. and Equiniti Trust Company, LLC	8-K	1/22/2026	4.1
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101
The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended January 31, 2026 formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of (Loss) Income, (iii) Condensed Consolidated Statements of (Loss) Income (iv) Condensed Consolidated Statements of Changes in Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.
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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 12, 2026.

MISSION PRODUCE, INC.

/s/ Stephen J. Barnard
Stephen J. Barnard
Chief Executive Officer

/s/ Bryan E. Giles
Bryan E. Giles
Chief Financial Officer