Form 10-Q
period 2026-04-30
Mission Produce, Inc.
filed 2026-06-08
CIK 1802974

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________
FORM 10-Q
_____________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2026
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒
As of June 3, 2026, the registrant had 88,319,807 shares of common stock at $0.001 par value outstanding.

MISSION PRODUCE, INC.
TABLE OF CONTENTS

FORM 10-Q
FISCAL SECOND QUARTER 2026

FORWARD-LOOKING STATEMENTS
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
•Risks related to our common stock, including: the viability of an active, liquid, and orderly market for our common stock; volatility in the trading price of our common stock; the issuance of shares in our recent acquisition of Calavo; significant ownership and influence by our executive officers and directors over matters submitted to stockholders for approval; restrictions on takeover attempts in our charter documents and under Delaware law; and the selection of Delaware as the exclusive forum for substantially all disputes between us and our stockholders.
•Risks related to restrictive covenants under our credit facility, which could affect our flexibility to fund ongoing operations, uses of capital and strategic initiatives, and, if we are unable to maintain compliance with such covenants, lead to significant challenges in meeting our liquidity requirements and acceleration of our debt.
•Risks related to the completed acquisition of Calavo Growers, Inc. (“Calavo”), including: any statements of the plans, strategies and objectives of management for future operations, including execution of integration (including information technology systems integration) plans; the risk that the businesses will not be integrated successfully or that the integration will be more costly or difficult than expected; the risk of managing the expanded operations of a significantly larger and more complex company; the risk that the cost savings and any other synergies from the acquisition may not be fully realized or may take longer to realize than expected; the risk of litigation related to the acquisition; the risk of unanticipated liabilities arising from the acquired business; the risk that the credit ratings of the combined company or its subsidiaries may be different from what the companies expect; the diversion of management time and resources from ongoing business operations and opportunities as a result of the acquisition; and the risk of adverse reactions or changes to business or employee relationships, including those resulting from the completion of the acquisition.
•Other risks and factors listed under “Item 1A. Risk Factors” in our most recent Annual Report on Form 10-K for the year ended October 31, 2025, filed with the SEC on December 18, 2025 (the “2025 10-K”) and “Part II, Item 1A. Risk Factors” in the Quarterly Report on Form 10-Q for the quarter ended January 31, 2026, filed with the SEC on March 12, 2026 (the “Q1 10-Q”) and elsewhere in this report.
We have based the forward-looking statements contained in this report primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations, prospects, business strategy and financial needs. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, assumptions and other factors described in “Item 1A. Risk Factors” in our 2025 10-K, as supplemented by the Q1 10-Q and elsewhere in this report. These risks are not exhaustive. Other sections of this report include additional factors that could adversely impact our business and financial performance. Furthermore, new risks and uncertainties emerge from time to time and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this report. We cannot assure you that the results, events and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.
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

You should read this report, including documents that we reference in this report and exhibits that we have filed as exhibits to this report, with the understanding that our actual future results, levels of activity, performance and achievements may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements.
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

PART I- FINANCIAL INFORMATION
Item 1.    Financial Statements
MISSION PRODUCE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In millions, except for shares)	April 30, 2026	October 31, 2025
Assets
Current assets:
Cash and cash equivalents	$33.0	$64.8
Restricted cash	2.1	1.7
Accounts receivable
Trade, net of allowances of $0.6 and $0.7, respectively	91.6	80.5
Grower and fruit advances	2.7	2.7
Other	14.4	14.6
Inventory	116.6	80.6
Prepaid expenses and other current assets	8.9	8.5
Income taxes receivable	14.3	8.8
Total current assets	283.6	262.2
Property, plant and equipment, net	544.7	542.2
Operating lease right-of-use assets	65.7	67.7
Equity method investees	33.1	34.8
Deferred income tax assets, net	10.5	10.2
Goodwill	39.4	39.4
Other assets	31.2	26.5
Total assets	$1,008.2	$983.0

Liabilities and Equity
Current liabilities:
Accounts payable	$46.5	$47.3
Accrued expenses	45.7	38.9
Income taxes payable	—	6.8
Grower payables	41.5	23.8
Short-term borrowings	—	4.5
Loans from noncontrolling interest holders—current portion	3.4	0.2
Long-term debt—current portion	3.0	3.0
Operating leases—current portion	6.3	6.9
Finance leases—current portion	2.1	3.1
Total current liabilities	148.5	134.5
Long-term debt, net of current portion	115.8	92.8
Loans from noncontrolling interest holders, net of current portion	—	0.9
Operating leases, net of current portion	65.5	67.5
Finance leases, net of current portion	21.6	22.0
Income taxes payable	0.3	—
Deferred income tax liabilities, net	19.1	19.1
Other long-term liabilities	25.8	26.3
Total liabilities	396.6	363.1
Commitments and contingencies (Note 7)
Shareholders’ Equity
Common stock ($0.001 par value, 1,000,000,000 shares authorized; 70,788,984 and 70,569,517 shares issued and outstanding as of April 30, 2026 and October 31, 2025, respectively)	0.1	0.1
Additional paid-in capital	247.6	247.3
Accumulated other comprehensive income	1.7	0.6
Retained earnings	329.2	339.3
Mission Produce shareholders' equity	578.6	587.3
Noncontrolling interest	33.0	32.6
Total equity	611.6	619.9
Total liabilities and equity	$1,008.2	$983.0
See accompanying notes to unaudited condensed consolidated financial statements.

MISSION PRODUCE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended April 30,		Six Months Ended April 30,
(In millions, except for per share amounts)	2026	2025	2026	2025
Net sales	$290.9	$380.3	$569.5	$714.5
Cost of sales	270.4	351.9	517.4	654.6
Gross profit	20.5	28.4	52.1	59.9
Selling, general and administrative expenses	21.1	21.4	43.2	43.5
Transaction advisory costs	6.4	0.1	13.4	0.2
Operating (loss) income	(7.0)	6.9	(4.5)	16.2
Interest expense	(1.9)	(2.5)	(3.6)	(4.7)
Equity method income	1.3	0.9	2.8	1.7
Other (expense) income, net	(1.1)	(0.6)	(2.4)	0.9
(Loss) income before income taxes	(8.7)	4.7	(7.7)	14.1
(Benefit) provision for income taxes	(1.3)	1.7	(0.2)	4.9
Net (loss) income	$(7.4)	$3.0	$(7.5)	$9.2
Less: Net (loss) income attributable to noncontrolling interest	(0.2)	(0.1)	0.4	2.2
Net (loss) income attributable to Mission Produce	$(7.2)	$3.1	$(7.9)	$7.0

Net (loss) income per share attributable to Mission Produce:
Basic	$(0.10)	$0.04	$(0.11)	$0.10
Diluted	$(0.10)	$0.04	$(0.11)	$0.10
See accompanying notes to unaudited condensed consolidated financial statements.

MISSION PRODUCE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (UNAUDITED)

	Three Months Ended April 30,		Six Months Ended April 30,
(In millions)	2026	2025	2026	2025
Net (loss) income	$(7.4)	$3.0	$(7.5)	$9.2
Other comprehensive income, net of tax
Changes in foreign currency translation adjustments:
Foreign currency translation adjustments	—	1.6	1.1	0.5
Amounts reclassified to earnings	—	0.3	—	0.3
Total comprehensive income, net of tax	(7.4)	4.9	(6.4)	10.0
Less: Comprehensive income attributable to noncontrolling interest	(0.2)	(0.1)	0.4	2.2
Comprehensive (loss) income	$(7.2)	$5.0	$(6.8)	$7.8
See accompanying notes to unaudited condensed consolidated financial statements.

MISSION PRODUCE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)

(In millions, except for shares)	Common stock		Additional paid-in capital	Accumulated other comprehensive (loss) income	Retained earnings	Noncontrolling interest	Total equity
	Shares	Amount
Balance at October 31, 2024	70,914,767	$0.1	$239.7	$(0.2)	$307.7	$29.8	$577.1
Stock-based compensation	—	—	2.0	—	—	—	2.0
Issuance of common stock for equity awards, net of shares withheld for the settlement of taxes	153,856	—	(1.3)	—	—	—	(1.3)
Exercise of stock options	21,929	—	0.3	—	—	—	0.3
Purchase and retirement of common stock	(25,000)	—	—	—	(0.3)	—	(0.3)
Net income	—	—	—	—	3.9	2.3	6.2
Other comprehensive loss	—	—	—	(1.1)	—	—	(1.1)
Balance at January 31, 2025	71,065,552	$0.1	$240.7	$(1.3)	$311.3	$32.1	$582.9
Stock-based compensation	—	—	1.9	—	—	—	1.9
Issuance of common stock for equity awards, net of shares withheld for the settlement of taxes	70,200	—	(0.2)	—	—	—	(0.2)
Purchase and retirement of common stock	(517,801)	—	—	—	(5.2)	—	(5.2)
Net income (loss)	—	—	—	—	3.1	(0.1)	3.0
Other comprehensive income	—	—	—	1.9	—	—	1.9
Balance at April 30, 2025	70,617,951	$0.1	$242.4	$0.6	$309.2	$32.0	$584.3

Balance at October 31, 2025	70,569,517	$0.1	$247.3	$0.6	$339.3	$32.6	$619.9
Stock-based compensation	—	—	1.4	—	—	—	1.4
Issuance of common stock for equity awards, net of shares withheld for the settlement of taxes	269,758	—	(2.2)	—	—	—	(2.2)
Net (loss) income	—	—	—	—	(0.7)	0.6	(0.1)
Other comprehensive loss	—	—	—	1.1	—	—	1.1
Balance at January 31, 2026	70,839,275	$0.1	$246.5	$1.7	$338.6	$33.2	$620.1
Stock-based compensation	—	—	1.4	—	—	—	1.4
Issuance of common stock for equity awards, net of shares withheld for the settlement of taxes	123,609	—	(0.3)	—	—	—	(0.3)
Purchase and retirement of common stock	(173,900)	—	—	—	(2.2)	—	(2.2)
Net loss	—	—	—	—	(7.2)	(0.2)	(7.4)
Balance at April 30, 2026	70,788,984	$0.1	$247.6	$1.7	$329.2	$33.0	$611.6
See accompanying notes to unaudited condensed consolidated financial statements.

MISSION PRODUCE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended April 30,
(In millions)	2026	2025
Operating Activities
Net (loss) income	$(7.5)	$9.2
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	15.9	15.7
Amortization of debt issuance costs	0.1	0.1
Equity method income	(2.8)	(1.7)
Noncash lease expense	3.1	3.7
Stock-based compensation	2.8	3.9
Dividends received from equity method investees	4.9	2.2
Losses on asset impairment, disposals and sales	—	1.8
Deferred income taxes	(0.2)	(0.2)
Unrealized losses on foreign currency transactions	0.8	0.4
Unrealized loss on derivative financial instruments	—	0.1
Other	0.1	(0.2)
Effect on cash of changes in operating assets and liabilities:
Trade accounts receivable	(11.5)	(18.3)
Grower fruit advances	—	(2.1)
Other receivables	0.2	2.3
Inventory	(33.9)	(19.3)
Prepaid expenses and other current assets	(0.5)	1.2
Income taxes receivable	(5.4)	0.2
Other assets	(3.4)	(7.7)
Accounts payable and accrued expenses	10.6	1.5
Income taxes payable	(6.5)	(7.7)
Grower payables	17.6	8.3
Operating lease liabilities	(3.8)	(3.6)
Other long-term liabilities	(1.6)	(2.8)
Net cash used in operating activities	$(21.0)	$(13.0)
Investing Activities
Purchases of property, plant and equipment	(22.9)	(28.0)
Proceeds from sale of property, plant and equipment	0.1	—
Other	(0.3)	(0.2)
Net cash used in investing activities	$(23.1)	$(28.2)
Financing Activities
Borrowings on revolving credit facility	45.0	55.0
Payments on revolving credit facility	(30.0)	(20.0)
Repayment of short-term borrowings	(4.5)	(3.5)
Borrowings under long-term debt obligations	100.0	—
Payment of debt restructuring fees	(2.2)	—
Principal payments on long-term debt obligations	(91.0)	(1.5)
Principal payments on finance lease obligations	(0.5)	(0.5)
Payments for long-term supplier financing	(2.6)	(0.3)
Payments to noncontrolling interest holder for long-term supply financing	—	(1.4)
Proceeds from loan from noncontrolling interest holder	3.1	—
Principal payments on loans due to noncontrolling interest holder	(0.1)	—
Payments of minimum withholding taxes on net share settlement of equity awards	(2.5)	(1.5)
Exercise of stock options	—	0.3
Purchase and retirement of common stock	(2.2)	(5.5)
Net cash provided by financing activities	$12.5	$21.1
Effect of exchange rate changes on cash	0.2	(0.2)

	Six Months Ended April 30,
(In millions)	2026	2025
Net decrease in cash, cash equivalents and restricted cash	(31.4)	(20.3)
Cash, cash equivalents and restricted cash, beginning of period	66.5	59.3
Cash, cash equivalents and restricted cash, end of period	$35.1	$39.0

Summary of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets:
Cash and cash equivalents	$33.0	$36.7
Restricted cash	2.1	2.3
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statements of cash flows	$35.1	$39.0
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
Certain reclassifications have been made to previously reported balances in the unaudited condensed consolidated statements of operations in order to conform to current period presentation.
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

MISSION PRODUCE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
2.     Inventory
Major classes of inventory were as follows:

(In millions)	April 30, 2026	October 31, 2025
Finished goods	$36.0	$29.9
Crop growing costs	59.5	29.8
Packaging and supplies	21.1	20.9
Inventory	$116.6	$80.6
3.    Goodwill

(In millions)	International Farming	Blueberries	Total
Goodwill as of both April 30, 2026 and October 31, 2025	$26.9	$12.5	$39.4
The carrying amounts of goodwill as of both April 30, 2026 and October 31, 2025 were net of accumulated impairment losses of $49.5 million, attributable to the International Farming segment. Goodwill is tested for impairment on an annual basis in the fourth quarter, or when an event or changes in circumstances indicate that its carrying value may not be recoverable.
4.    Details of Certain Account Balances
Accrued expenses

(In millions)	April 30, 2026	October 31, 2025
Employee-related	$16.8	$23.6
Freight	9.8	5.9
Outside fruit purchase	2.8	0.4
VAT and local taxes payable	0.8	1.8
Transaction advisory costs	8.0	0.8
Other	7.5	6.4
Accrued expenses	$45.7	$38.9
Other long-term liabilities

(In millions)	April 30, 2026	October 31, 2025
Uncertain tax positions(1)	$21.7	$20.0
Employee-related	3.3	2.9
Trade payables to noncontrolling interest holders	—	1.7
Other	0.8	1.7
Other long-term liabilities	$25.8	$26.3
(1)Includes uncertain tax positions related to both income taxes and other statutory tax reserves, plus related penalties and interest.

MISSION PRODUCE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Other (expense) income, net

	Three Months Ended April 30,		Six Months Ended April 30,
(In millions)	2026	2025	2026	2025
Losses on derivative financial instruments	$—	$(0.2)	$—	$(0.1)
Foreign currency transaction (loss) gain	(1.1)	(1.3)	(2.7)	(0.2)
Interest income	0.7	0.9	1.0	1.2
Debt restructuring fees	(0.7)	—	(0.7)	—
Other (expense) income, net	$(1.1)	$(0.6)	$(2.4)	$0.9
Other amounts attributable to noncontrolling interest holders
Amounts included in trade accounts receivable due from noncontrolling interest holders were zero and $5.1 million as of April 30, 2026 and October 31, 2025, respectively. Amounts included in trade accounts payable due to noncontrolling interest holders were $7.3 million and $5.3 million as of April 30, 2026 and October 31, 2025, respectively.
5.      Variable Interest Entity
Assets of our variable interest in our blueberry joint-venture may only be used to settle its own liabilities and creditors of the entity only have recourse for the entity’s liabilities. A summary of these balances, which are included in our condensed consolidated balance sheets, is as follows:

(In millions)	April 30, 2026	October 31, 2025
Current assets	$32.1	$45.8
Long-term assets	82.5	82.7
Current liabilities	17.4	28.6
Long-term liabilities	22.3	25.5
6.     Debt
Credit facility
On April 1, 2026, we entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) with Bank of America and other syndicate lenders, which amends and restates that certain Credit Agreement, dated as of October 11, 2018 (as amended and restated). The Credit Agreement provides senior secured credit facilities in an aggregate principal amount of $550 million, consisting of:
•a $200 million revolving facility (the “Revolving Facility”)
•a $200 million term loan facility, $150 million of which was drawn on the Calavo acquisition funding date of May 28, 2026, subsequent to the quarter ended April 30, 2026 (refer to Note 13 for more information on the Calavo acquisition subsequent event) (the “Term A-1 Facility”); and
•a $150 million term loan facility, $100 million of which was drawn on the Calavo acquisition funding date (the “Term A-2 Facility” and, together with the Term A-1 Facility, the “Term Loan Facilities”; the Term Loan Facilities together with the Revolving Facility, the “Senior Credit Facility”).
The portion of the term loan facilities that was drawn on the Calavo acquisition funding date was used, among other things, to finance a portion of the purchase price for the acquisition by the Company of 100% of the equity interests of Calavo, and to refinance certain indebtedness of Calavo and its subsidiaries.
The Senior Credit Facility also includes an accordion feature which allows the Company, subject to certain conditions, to increase the borrowings thereunder by up to $150 million, with applicable lender approval.
Borrowings under the Senior Credit Facility bear interest at a spread over SOFR ranging from 1.50% to 2.5% depending on the Company’s consolidated total net leverage ratio.

MISSION PRODUCE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Long-term debt under our Senior Credit Facility with Bank of America (“BoA”) Merrill Lynch consisted of the following:

(In millions)	April 30, 2026	October 31, 2025
Revolving line of credit. The interest rate is variable, based on SOFR plus a spread that varies with the Company’s leverage ratio. As of April 30, 2026 and October 31, 2025, the interest rate was 5.25% and 5.63%, respectively. Interest is payable monthly and principal is due in full on April 1, 2031.	$20.0	$5.0
Senior term loan (A-1). The interest rate is variable, based on SOFR plus a spread that varies with the Company’s leverage ratio. As of April 30, 2026 and October 31, 2025, the interest rate was 5.15% and 5.56%, respectively. Interest is payable monthly, principal is payable quarterly and due in full on April 1, 2031.	50.0	42.5
Senior term loan (A-2). The interest rate is variable, based on SOFR plus a spread that varies with the Company’s leverage ratio. As of April 30, 2026 and October 31, 2025, the interest rate was 5.25% and 5.81% respectively. Interest is payable monthly, principal is payable quarterly and due in full on April 1, 2033.	50.0	48.5
Total long-term debt	120.0	96.0
Less debt issuance costs	(1.2)	(0.2)
Long-term debt, net of debt issuance costs	118.8	95.8
Less current portion of long-term debt	(3.0)	(3.0)
Long-term debt, net of current portion	$115.8	$92.8
The credit facility requires the Company to comply with financial and other covenants, including limitations on investments, capital expenditures, dividend payments, amounts and types of liens and indebtedness, and material asset sales. The Company is also required to maintain certain leverage and fixed charge coverage ratios. As of April 30, 2026, the Company was in compliance with all financial covenants of the credit facility.
Other
The Company may issue standby letters of credit through banking institutions. As of April 30, 2026, total letters of credit outstanding were $2.0 million.
Certain of our consolidated subsidiaries may also enter into short-term bank borrowings or supplier financing programs from time to time. Short-term bank borrowings outstanding were zero as of April 30, 2026 and $4.5 million as of October 31, 2025, with weighted average interest rates of 8.7% as of both dates. Our Blueberries business also obtains loans from shareholders from time to time. Loans outstanding due to shareholders as of April 30, 2026 accrue interest at rates ranging from 5.0% to 6.5% and are expected to be repaid by the end of fiscal 2026.
Interest rate swaps
From time to time, the Company may enter into interest rate swap contracts to hedge changes in variable interest rates on the principal value of the Company’s term loans. We account for interest rate swaps in accordance with ASC 815, Derivatives and Hedging, as amended, which requires the recognition of all derivative instruments as either assets or liabilities in the condensed consolidated balance sheets and measurement of those instruments at fair value. The Company did not designate the interest rate swaps as cash flow hedges, and as a result under the accounting guidance, changes in the fair value of the interest rate swaps were recorded in other (expense) income, net in the condensed consolidated statements of (loss) income and changes in the assets are presented in net cash used in operating activities in the condensed consolidated statements of cash flow. As of April 30, 2026 and October 31, 2025, a notional amount of $10 million was outstanding, carrying a fixed SOFR rate of 4.47%. Refer to Note 9 for more details.
7.      Commitments and Contingencies
Litigation
We are from time to time involved in legal proceedings and investigations arising in the ordinary course of business, including those relating to employment matters, relationships with clients and contractors, intellectual property disputes, the Calavo acquisition (refer to Note 13 for more information) and other business matters.
On October 21, 2024, a former temporary worker placed at the Company’s California packinghouse by a labor contractor utilized by the Company, filed a class action lawsuit in the Superior Court of the State of California for the County of Ventura County against us alleging violations of certain wage and hour laws. Plaintiff seeks class certification, payment of wages earned and owed,

MISSION PRODUCE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
liquidated damages, penalties and fees, other damages as set forth in Plaintiff’s lawsuit, and injunctive relief. A related lawsuit under the Private Attorneys General Act (“PAGA”) was also filed on December 16, 2024. On July 30, 2025, the Court granted the parties’ stipulation to dismiss the class action lawsuit and to submit the PAGA matter to mediation. The parties attended mediation on February 25, 2026. No resolution was reached at mediation. The Company intends to file a motion to compel arbitration on the individual PAGA matter. At this time, it is too soon to determine the outcome of the litigation. As a result, the Company has not accrued for any loss contingencies related to these claims because the amount and range of loss, if any, cannot currently be reasonably estimated.
On November 6, 2024, the Organics Consumers Association filed a lawsuit in the Superior Court of the District of Columbia alleging the Company engaged in false and deceptive advertising in violation of the D.C. Consumer Protection and Procedures Act by making representations about sustainable sourcing practice in connection with its sale of avocados (“OCA matter”). Plaintiff seeks only declaratory and injunctive relief. On February 21, 2025, the same lawyers that represent the Organic Consumers Association filed a putative class action lawsuit on behalf of Kachuk Enterprises, Bantle Avocado Farm, Maskell Family Trust, and Northern Capital, Inc., owners and operators of avocado orchards located in California, against the Company and certain other avocado distributors (“Kachuk matter”). The lawsuit alleges violations of California’s False Advertising Law, California’s Unfair Competition Law, and unjust enrichment related to defendants’ alleged representations to consumers that their avocados are sustainably and responsibly sourced. Plaintiffs primarily seek injunctive relief, monetary and statutory damages, disgorgement of profits, and restitution. On the OCA matter, the Company filed a motion to dismiss on February 25, 2025. The Court denied our motion to dismiss and allowed limited discovery on the issue of personal jurisdiction, which has been completed. The Company renewed its motion to dismiss on September 22, 2025, and Plaintiffs’ opposition was filed on March 11, 2026. On the Kachuk matter, defendants jointly filed a motion to dismiss on May 2, 2025. The Court granted defendants’ joint motion to dismiss, but allowed Plaintiffs leave to amend their complaint, which they did on October 24, 2025. Defendants thereafter jointly filed a motion to dismiss the first amended complaint on November 21, 2025. Plaintiffs filed their opposition to the first amended complaint on December 19, 2025. On January 22, 2026, the Court granted Defendants’ motion to dismiss on all grounds except for one and granted Plaintiffs narrow leave to amend to address. On January 28, 2026, Plaintiffs filed their second amended complaint. Defendants filed a renewed motion to dismiss the second amended complaint on February 25, 2026. The Defendants’ renewed motion to dismiss is pending before the Court, and a status conference is set for June 26, 2026. The Company is vigorously defending against the claims asserted in both these lawsuits. At this time, it is too soon to determine the outcome of these lawsuits. As a result, the Company has not accrued for any loss contingencies related to these matters because the amount and range of loss, if any, cannot be reasonably estimated.
On March 27, 2025, a fatality accident occurred at our Laredo, Texas distribution center. A complaint was filed by the decedent’s estate in court alleging various causes of action relating to alleged negligence. Plaintiff seeks survival damages, wrongful death damages, punitive damages, and other fees and costs. The Company has tendered the matter to insurance and was represented by counsel appointed by the insurance company. The Plaintiff submitted a Stowers demand to the insurance companies for a payment equal to the maximum coverage across all tiers, which was accepted by the insurance companies and the Company. All insurance carriers tendered to the demand, and the matter has settled, with zero out of pocket for the Company. The case has been officially dismissed.
On March 4, 2026, a former temporary worker placed at the Company’s California packinghouse by a labor contractor utilized by the Company, filed a class action lawsuit in the Superior Court of California for the County of Ventura County against us alleging violations of certain wage and hour laws. Plaintiff seeks class certification, payment of wages earned and owed, liquidated damages, penalties and fees, other damages as set forth in Plaintiff’s lawsuit, and injunctive relief. The Company is vigorously defending against the claims asserted. At this time, it is too soon to determine the outcome of these lawsuits. As a result, the Company has not accrued for any loss contingencies related to these matters because the amount and range of loss, if any, cannot be reasonably estimated.
The outcomes of our legal proceedings and other contingencies are inherently unpredictable, subject to significant uncertainties, and if one or more legal matters were resolved against the Company in a reporting period for amounts above management’s expectations, the Company’s financial condition and operating results for that period could be materially adversely affected.
8.     Income Taxes
The provision for income tax recorded for the three and six months ended April 30, 2026 and 2025 differs from the income taxes expected at the U.S. federal statutory tax rate of 21.0%, primarily due to income attributable to foreign jurisdictions which is taxed at different rates, changes in foreign exchange rates taxable in foreign jurisdictions, state taxes, nondeductible tax items and changes in uncertain tax positions (“UTP”).
As of April 30, 2026, the Company had $19.0 million accrued in UTP on income taxes, of which $10.5 million relates to interest and penalties, inclusive of inflationary adjustments. The period for assessing interest and penalties has expired. However, the Company continues to record certain statutory adjustments related to inflation. Changes in the UTP related to changes in foreign exchange rates during the period are included in other (expense) income, net in the condensed consolidated statements of (loss) income.

MISSION PRODUCE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
9.     Fair Value Measurements
Financial assets or liabilities measured and recorded at fair value on a recurring basis included in the condensed consolidated balance sheets were as follows:

	April 30, 2026				October 31, 2025
(In millions)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Mutual funds	$3.3	$3.3	$—	$—	$2.9	$2.9	$—	$—
Liabilities
Interest rate swap	0.1	—	0.1	—	0.2	—	0.2	—
Our mutual fund investments relate to our deferred compensation plan, which are held in a Rabbi trust which is included in other assets in our consolidated balance sheets. The funds are measured at quoted prices in active markets, which is equivalent to their fair value.
The fair value of interest rate swaps is determined using widely accepted valuation techniques, including the discounted cash flow method. The analysis reflects the contractual terms of the swaps, including the period to maturity, and uses observable market-based inputs, including interest rate curves (“significant other observable inputs”). The fair value calculation also includes an amount for risk of non-performance using “significant unobservable inputs” such as estimates of current credit spreads to evaluate the likelihood of default. The Company has concluded, as of April 30, 2026 and October 31, 2025, the fair value associated with the “significant unobservable inputs” relating to the Company’s risk of non-performance was insignificant to the overall fair value of the interest rate swap agreements and, as a result, the Company determined that the relevant inputs for purposes of calculating the fair value of the interest rate swap agreements, in their entirety, were based upon “significant other observable inputs”. The liabilities associated with the interest rate swaps have been included in accrued expenses and other long-term liabilities in the condensed consolidated balance sheets and gains and losses for the interest rate swaps have been included in other (expense) income, net in the condensed consolidated statements of (loss) income.
10.    Earnings Per Share and Shareholder’s Equity

	Three Months Ended April 30,		Six Months Ended April 30,
	2026	2025	2026	2025
Numerator:
Net (loss) income attributable to Mission Produce (in millions)	$(7.2)	$3.1	$(7.9)	$7.0
Denominator:
Weighted average shares of common stock outstanding, used in computing basic earnings per share	70,783,159	70,878,959	70,711,213	70,921,488
Effect of dilutive stock options	—	—	—	—
Effect of dilutive RSUs	—	142,563	—	234,004
Effect of dilutive PSUs	—	83,941	—	81,575
Weighted average shares of common stock outstanding, used in computing diluted earnings per share	70,783,159	71,105,463	70,711,213	71,237,067
Earnings per share
Basic	$(0.10)	$0.04	$(0.11)	$0.10
Diluted	$(0.10)	$0.04	$(0.11)	$0.10
Equity awards representing shares of common stock outstanding that were excluded in the computation of diluted earnings per share because their effect would have been anti-dilutive as a result of applying the treasury stock method, were as follows:

MISSION PRODUCE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended April 30,		Six Months Ended April 30,
	2026	2025	2026	2025
Anti-dilutive stock options	2,025,852	2,052,182	2,036,418	2,059,100
Anti-dilutive RSUs	527,597	182,195	556,880	128,973
Anti-dilutive PSUs	307,757	—	401,392	—
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
11.     Related Party Transactions
Transactions with related parties included in the condensed consolidated financial statements were as follows:

	Condensed Consolidated Balance Sheets
	April 30, 2026				October 31, 2025
(In millions)	Accounts receivable	Property, plant and equipment, net	Accounts payable & accrued expenses	Finance lease liabilities	Accounts receivable	Property, plant and equipment, net	Accounts payable & accrued expenses	Finance lease liabilities
Equity method investees:
Henry Avocado	$—	$—	$—	$—	$—	$—	$0.1	$—
Mr. Avocado	—	—	—	—	0.4	—	—	—
Other:
Directors/Officers(1)	0.3	18.7	0.4	20.8	0.1	19.2	—	21.8
Employees(2)	—	—	0.8	—	—	—	1.0	—

MISSION PRODUCE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Condensed Consolidated Statements of (Loss) Income
(In millions)	Net sales	Cost of sales	Interest expense	Net sales	Cost of sales	Interest expense
	Three Months Ended April 30, 2026			Three Months Ended April 30, 2025
Equity method investees:
Henry Avocado	$—	$0.1	$—	$0.1	$—	$—
Other:
Directors/Officers(1)	1.2	0.8	0.5	0.8	1.5	0.5
Employees(2)	—	3.1	—	—	3.2	—

	Six Months Ended April 30, 2026			Six Months Ended April 30, 2025
Equity method investees:
Henry Avocado	$—	$0.3	$—	$0.1	$—	$—
Other:
Directors/Officers(1)	1.7	1.0	1.0	1.4	1.8	1.0
Employees(2)	—	5.8	—	—	4.4	—
(1)The Company purchases from and sells fruit to, and provides logistics services to, a small number of entities having full or partial ownership by some of our directors/officers. These transactions are made under substantially similar terms as with other growers and customers. Our blueberries business leases land under a long-term lease with a company owned by one of our directors. The rental rate in the lease was comparable to market rates and reflective of an arms-length transaction. The lease was accounted for as a finance lease right-of-use asset and is included in property, plant and equipment, net in the consolidated balance sheets, with amortization and interest expense recognized in cost of sales and interest expense, respectively, in the condensed consolidated statements of (loss) income. The portion of lease costs attributable to noncontrolling interest, net of income taxes, was $0.3 million for both the three months ended April 30, 2026 and 2025 and $0.5 million for both the six months ended April 30, 2026 and 2025; amounts were included as part of net income attributable to noncontrolling interest in the condensed consolidated statements of (loss) income.
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
The following table provides information for each of our reportable segments and reconciliations to consolidated income before taxes.

(In millions)	Marketing & Distribution	International Farming	Blueberries	Total
Three months ended April 30, 2026:
Third-party sales	$277.2	$2.7	$11.0	$290.9
Affiliated sales	—	5.0	—	5.0
	277.2	7.7	11.0	295.9
Reconciliation of revenue
Elimination of affiliated sales				(5.0)
Total consolidated sales				290.9
Less:
Segment cost of sales(1)	256.3	9.1	9.9

MISSION PRODUCE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In millions)	Marketing & Distribution	International Farming	Blueberries	Total
Segment selling, general and administrative expenses(2)	24.7	2.5	0.4
Segment operating (loss) income	(3.8)	(3.9)	0.7	(7.0)
Interest expense				(1.9)
Equity method income				1.3
Other expense, net				(1.1)
Loss before income taxes				$(8.7)

Three months ended April 30, 2025:
Third-party sales	$362.5	$2.1	$15.7	$380.3
Affiliated sales	—	6.0	—	6.0
	362.5	8.1	15.7	386.3
Reconciliation of revenue
Elimination of affiliated sales				(6.0)
Total consolidated sales				380.3
Less:
Segment cost of sales(1)	336.4	7.6	14.2
Segment selling, general and administrative expenses(2)	18.5	1.8	0.9
Segment operating income (loss)	7.6	(1.3)	0.6	6.9
Interest expense				(2.5)
Equity method income				0.9
Other expense, net				(0.6)
Income before income taxes				$4.7

Six months ended April 30, 2026:
Third-party sales	$512.0	$5.7	$51.8	$569.5
Affiliated sales	—	12.6	—	12.6
	512.0	18.3	51.8	582.1
Reconciliation of revenue
Elimination of affiliated sales				(12.6)
Total consolidated sales				$569.5
Less:
Segment cost of sales(1)	464.3	16.6	49.1
Segment selling, general and administrative expenses(2)	50.4	5.3	0.9
Segment operating (loss) income	(2.7)	(3.6)	1.8	(4.5)
Interest expense				(3.6)
Equity method income				2.8
Other income, net				(2.4)
Loss before income taxes				$(7.7)

Six months ended April 30, 2025:
Third-party sales	$658.3	$4.1	$52.1	$714.5
Affiliated sales	—	13.2	—	13.2
	658.3	17.3	52.1	727.7
Reconciliation of revenue
Elimination of affiliated sales				(13.2)
Total consolidated sales				$714.5
Less:
Segment cost of sales(1)	612.4	14.0	41.4
Segment selling, general and administrative expenses(2)	36.5	4.7	2.5
Segment operating income (loss)	9.4	(1.4)	8.2	16.2
Interest expense				(4.7)
Equity method income				1.7

MISSION PRODUCE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In millions)	Marketing & Distribution	International Farming	Blueberries	Total
Other income, net				0.9
Income before income taxes				$14.1
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

Supplemental information by segment is as follows.

	Three Months Ended April 30,		Six Months Ended April 30,
(In millions)	2026	2025	2026	2025
Depreciation and amortization expense by segment:
Marketing & Distribution	$3.3	$4.0	$6.5	$8.7
International Farming	2.1	2.2	3.7	3.5
Blueberries	1.3	0.8	5.7	3.5
Total	$6.7	$7.0	$15.9	$15.7
Purchases of property, plant and equipment by segment:
Marketing & Distribution	$2.4	$1.3	$4.3	$2.2
International Farming	6.2	9.7	11.9	17.6
Blueberries	2.4	2.2	6.7	8.2
Total	$11.0	$13.2	$22.9	$28.0
Supplemental sales information is as follows.

	Three Months Ended April 30,		Six Months Ended April 30,
(In millions)	2026	2025	2026	2025
By type
Avocado	$246.7	$332.6	$467.6	$611.8
Blueberry	11.0	15.7	51.8	52.1
Mango	30.9	29.9	43.8	44.7
Other	2.3	2.1	6.3	5.9
Total net sales	$290.9	$380.3	$569.5	$714.5
By customer location
United States	$229.5	$317.9	$439.4	$582.7
Rest of world	61.4	62.4	130.1	131.8
Total net sales	$290.9	$380.3	$569.5	$714.5
13.    Subsequent Events
On May 28, 2026, we consummated our acquisition of 100% of the outstanding common stock of Calavo. Calavo is a leading provider of fresh avocados, tomatoes, papayas, and value-added prepared foods, including a variety of ready-to-eat products such as guacamole and salsas. Its products are sold under the Calavo brand name, proprietary sub-brands, as well as private labels and store brands. The preliminary value of consideration transferred totaled approximately $465 million, which was comprised of 17,530,823 shares of our common stock and approximately $266 million in cash. Due to the limited time between the closing date of the transaction and our filing of this Quarterly Report on Form 10-Q for the quarter ended April 30, 2026, initial accounting for the business combination is incomplete and we are not yet able to disclose the provisional amounts to be recognized as of the acquisition date for assets acquired and liabilities assumed. We expect to provide preliminary purchase price allocation information in the Quarterly Report on Form 10-Q for the quarter ending July 31, 2026. Upon closing, the company incurred $5.0 million in transaction fees paid to third-party advisors for the successful acquisition.

MISSION PRODUCE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
On June 3, 2026, the Board of Directors approved a stock repurchase program, which permits the Company to repurchase up to $100 million of shares of the Company’s common stock over the next 36 months, effective June 3, 2026 (the “2026 Program”). The 2026 Program replaces the Company’s previous common stock repurchase program adopted in September 2023, which would have expired in September 2026 with approximately $11.2 million remaining. The shares may be repurchased from time to time in open market and/or pursuant to Rule 10b5-1 trading plans in such quantities and at such prices as may be authorized by certain designated officers of the Company. No shares were repurchased following approval through June 8, 2026.

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited financial statements and related notes included elsewhere in this quarterly report. This discussion and analysis contains forward-looking statements based upon our current beliefs, plans and expectations that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors. Please refer to the section of this report under the heading “Forward-Looking Statements.”
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
Acquisition of Calavo
On May 28, 2026, we consummated our acquisition of 100% of outstanding common stock of Calavo. Calavo is a leading provider of fresh avocados, tomatoes, papayas, and value-added prepared foods, including a variety of ready-to-eat products such as guacamole and salsas. Its products are sold under the Calavo brand name, proprietary sub-brands, as well as private labels and store brands.
The transaction enhances our position in the North American avocado category with expanded supply reliability across Mexico and California. The transaction also represents our entry into the prepared food sector, complementing our existing value-added avocado business. The transaction also provides a significant value opportunity for us to realize cost synergies and SG&A savings. The results of Calavo and interest costs associated with the debt incurred will be included in our results for periods following the closing date.
Tariffs
On February 20, 2026, the U.S. Supreme Court issued a ruling striking down certain tariffs previously imposed under the International Emergency Economic Powers Act (IEEPA), and remanded related matters to the Court of International Trade. Following the Supreme Court’s decision, the U.S. presidential administration announced its intention to invoke other laws to collect tariffs and announced new tariffs on imports from all countries, in addition to any existing non-IEEPA tariffs. There remains substantial uncertainty regarding the duration of existing and newly announced tariffs, potential changes or pauses to such tariffs, tariff levels, and whether further additional tariffs or other retaliatory actions may be imposed, modified, or suspended, and the impacts of such actions on our business.
Subsequently, the U.S. Customs and Border Protection (CBP) has created the Consolidated Administration and Processing of Entries (CAPE) system to administer refunds for tariffs imposed under IEEPA. While progress has been made regarding the establishment of the CAPE system, there remains substantial uncertainty regarding the submission process for refunds, and the timing, magnitude, and completeness of potential refunds. The ability to recover, and the timing and amount of any potential refunds are uncertain, and at this time we cannot reasonably estimate the financial impact to us, if any. As of June 8, 2026, we have not recognized any amounts associated with potential refunds related to these tariffs.
We are monitoring the situation closely for further information about how the U.S. government intends to proceed.

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

	Three Months Ended April 30,				Six Months Ended April 30,
	2026		2025		2026		2025
(In millions, except for percentages)	Dollars	%	Dollars	%	Dollars	%	Dollars	%
Net sales	$290.9	100%	$380.3	100%	$569.5	100%	$714.5	100%
Cost of sales	270.4	93%	351.9	93%	517.4	91%	654.6	92%
Gross profit	20.5	7%	28.4	7%	52.1	9%	59.9	8%
Selling, general and administrative expenses	21.1	7%	21.4	6%	43.2	8%	43.5	6%
Transaction advisory costs	6.4	2%	0.1	—%	13.4	2%	0.2	—%
Operating (loss) income	(7.0)	(2)%	6.9	2%	(4.5)	(1)%	16.2	2%
Interest expense	(1.9)	(1)%	(2.5)	(1)%	(3.6)	(1)%	(4.7)	(1)%
Equity method income	1.3	—%	0.9	—%	2.8	—%	1.7	—%
Other (expense) income, net	(1.1)	—%	(0.6)	—%	(2.4)	—%	0.9	—%
(Loss) income before income taxes	(8.7)	(3)%	4.7	1%	(7.7)	(1)%	14.1	2%
(Benefit) provision for income taxes	(1.3)	—%	1.7	—%	(0.2)	—%	4.9	1%
Net (loss) income	(7.4)	(3)%	3.0	1%	(7.5)	(1)%	9.2	1%
Less: Net (loss) income attributable to noncontrolling interest	(0.2)	—%	(0.1)	—%	0.4	—%	2.2	—%
Net (loss) income attributable to Mission Produce	$(7.2)	(2)%	$3.1	1%	$(7.9)	(1)%	$7.0	1%
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

	Three Months Ended April 30,		Six Months Ended April 30,
(In millions)	2026	2025	2026	2025
Net sales by segment:
Marketing and Distribution	$277.2	$362.5	$512.0	$658.3
International Farming	2.7	2.1	5.7	4.1
Blueberries	11.0	15.7	51.8	52.1
Total net sales	$290.9	$380.3	$569.5	$714.5

Net sales decreased $89.4 million or 24% in the three months ended April 30, 2026 compared to the same period last year, primarily driven by our Marketing & Distribution segment, where a decrease in per-unit avocado sales prices of 36% was partially offset by an increase in avocado volume sold of 15%. Volume and price movements were driven by increased Mexican avocado supply due to higher yields in the current year.
Net sales decreased $145.0 million or 20% in the six months ended April 30, 2026 compared to the same period last year, primarily driven by our Marketing & Distribution segment, where a decrease in per-unit avocado sales prices of 33% was partially offset by an increase in avocado volume sold of 14%. Volume and price movements were driven by increased Mexican avocado supply due to higher yields in the current year.
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

	Three Months Ended April 30,		Six Months Ended April 30,
	2026	2025	2026	2025
Gross profit (in millions)	$20.5	$28.4	$52.1	$59.9
Gross profit as a percentage of sales	7.0%	7.5%	9.1%	8.4%
Gross profit decreased $7.9 million or 28% for the three months ended April 30, 2026 compared to the same period last year and gross profit percentage decreased 50 basis points compared to the same period last year, to 7.0% of revenue. Gross profit in our Marketing and Distribution segment was lower due to high availability of Mexican avocado supply which drove low per-unit avocado selling prices and margins. In our International Farming segment gross profit was lower due to higher per-unit mango production costs and lower volume of blueberry packaging and storage services.
Gross profit decreased $7.8 million or 13% for the six months ended April 30, 2026, while gross profit percentage increased 70 basis points compared to the same period last year, to 9.1% of revenue. Gross profit improved in our Marketing and Distribution segment due to higher volume of avocados sold, while gross profit in our Blueberries segment was lower due to higher per-unit production costs associated with lower yields which were partially offset by higher per-unit selling prices.

SG&A
Selling, general and administrative (“SG&A”) expenses primarily include the costs associated with selling, professional fees, general corporate overhead and other related administrative functions.

	Three Months Ended April 30,		Six Months Ended April 30,
(In millions)	2026	2025	2026	2025
Selling, general and administrative expenses	$21.1	$21.4	$43.2	$43.5
Transaction advisory costs	6.4	0.1	13.4	0.2
SG&A expenses excluding transaction advisory costs for the three and six months ended April 30, 2026 were flat compared to the same periods last year.
Transaction advisory costs are comprised of third-party legal, diligence, and other costs associated with the Calavo acquisition, which was completed on May 28, 2026.
Interest expense
Interest expense consists primarily of interest on borrowings under working capital facilities that we maintain and interest on other long-term debt used to make capital and equity investments. We also incur interest expense on finance leases, computed using each lease’s explicit or implicit borrowing rate.

	Three Months Ended April 30,		Six Months Ended April 30,
(In millions)	2026	2025	2026	2025
Interest expense	$1.9	$2.5	$3.6	$4.7
Interest expense decreased $0.6 million or 24% and $1.1 million or 23% in the three and six months ended April 30, 2026, respectively, compared to the same periods last year. The decreases were primarily due to lower average balances on our revolving credit facility. Interest rates applicable to our credit facility are variable, based on SOFR and a spread depending on our net leverage ratio.
Equity method income
Our material equity method investees include Henry Avocado (“HAC”), Mr. Avocado and Copaltas.

	Three Months Ended April 30,		Six Months Ended April 30,
(In millions)	2026	2025	2026	2025
Equity method income	$1.3	$0.9	$2.8	$1.7
Equity method income increased $0.4 million or 44% and $1.1 million or 65% in the three and six months ended April 30, 2026, respectively, compared to the same periods last year. Equity method income is mostly comprised of earnings in our investment in Henry Avocado Corporation.
Other (expense) income, net
Other (expense) income, net consists of interest income, currency exchange gains or losses, interest rate derivative gains or losses and other miscellaneous income and expense items.

	Three Months Ended April 30,		Six Months Ended April 30,
(In millions)	2026	2025	2026	2025
Other (expense) income, net	$(1.1)	$(0.6)	$(2.4)	$0.9

Other expense increased $0.5 million or 83% in the three months ended April 30, 2026 compared to the same period last year, primarily due to debt restructuring fees incurred in the current year.
Other expense was $2.4 million for the six months ended April 30, 2026 compared to other income of $0.9 million for the same period last year. The change was primarily attributed to greater foreign currency transaction losses resulting from more pronounced weakening of the U.S. dollar relative to the Mexican peso in the current year.
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

	Three Months Ended April 30,		Six Months Ended April 30,
	2026	2025	2026	2025
(Benefit) provision for income taxes (in millions)	$(1.3)	$1.7	$(0.2)	$4.9
Effective tax rate	14.9%	36.2%	2.6%	34.8%
The benefit for income taxes was $1.3 million compared to a provision for income tax of $1.7 million for the three months ended April 30, 2026 and 2025, respectively. The benefit for income taxes was $0.2 million compared to a provision for income tax of $4.9 million for the six months ended April 30, 2026 and 2025, respectively. The (benefits) provisions were impacted by the effect of lower income before taxes in the current year. Our effective tax rate was impacted by book losses in jurisdictions where either a full valuation allowance has been recorded or where loss carryforward is disallowed in both years.
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

	Three Months Ended April 30,		Six Months Ended April 30,
(In millions)	2026	2025	2026	2025
Net (loss) income	$(7.4)	$3.0	$(7.5)	$9.2
Interest expense(1)	1.9	2.5	3.6	4.7
(Benefit) provision for income taxes	(1.3)	1.7	(0.2)	4.9
Depreciation and amortization(2)	6.7	7.0	15.9	15.7
Equity method income	(1.3)	(0.9)	(2.8)	(1.7)
Stock-based compensation	1.4	1.9	2.8	3.9
Losses on asset impairment and disposals	—	1.7	—	1.8
Farming costs for nonproductive orchards	0.4	0.3	0.9	0.8
Recognition of deferred ERP costs	—	0.5	—	1.1
Transaction advisory costs	6.4	0.1	13.4	0.2
Canada site closures(3)	—	0.2	—	0.7
Tariffs(4)	—	1.1	—	1.1
Other expense (income), net	1.1	0.6	2.4	(0.9)
Adjusted EBITDA before adjustment for noncontrolling interest	7.9	19.7	28.5	41.5
Noncontrolling interest(5)	(0.8)	(0.6)	(2.9)	(4.7)
Total adjusted EBITDA	$7.1	$19.1	$25.6	$36.8
(1)Includes interest expense from finance leases, the most significant of which is for land at our Blueberries segment of $0.5 million for both the three months ended April 30, 2026 and 2025 and $1.0 million for both the six months ended April 30, 2026 and 2025.
(2)Includes depreciation and amortization of purchase accounting assets of $0.1 million and $0.5 million for the three months ended April 30, 2026 and 2025, respectively, and $0.3 million and $0.8 million for six months ended April 30, 2026 and 2025, respectively. Includes $0.2 million of amortization of the Blueberries finance lease for both the three months ended April 30, 2026 and 2025 and $0.4 million for both the six months ended April 30, 2026 and 2025. The six months ended April 30, 2025 also include $0.9 million of accelerated depreciation expense from fixed assets related to the closure of our Canada facilities.
(3)Represents accelerated amortization of operating lease right-of-use assets, early lease termination costs and severance costs incurred due to the closure of our Canada facilities recognized in cost of sales.
(4)Represents tariff charges levied on USMCA-compliant goods imported from Mexico for the three-day period from March 4th to March 6th, 2025. The extremely short-term nature of the charges prevented the Company from effectively passing the charges in both pricing to customers and prices paid for goods from suppliers. USMCA-compliant goods have subsequently been exempted from tariff charges on U.S. imports.
(5)Represents net income (loss) attributable to noncontrolling interest plus the impact of non-GAAP adjustments, allocable to the noncontrolling owner based on their percentage of ownership interest.
Segment Results of Operations
Net sales

	Marketing & Distribution	International Farming	Blueberries	Total	Marketing & Distribution	International Farming	Blueberries	Total
	Three Months Ended April 30,
(In millions)	2026				2025
Third party sales	$277.2	$2.7	$11.0	$290.9	$362.5	$2.1	$15.7	$380.3
Affiliated sales	—	5.0	—	5.0	—	6.0	—	6.0
Total segment sales	277.2	7.7	11.0	295.9	362.5	8.1	15.7	386.3
Intercompany eliminations	—	(5.0)	—	(5.0)	—	(6.0)	—	(6.0)
Total net sales	$277.2	$2.7	$11.0	$290.9	$362.5	$2.1	$15.7	$380.3
	Six Months Ended April 30,
	2026				2025
Third party sales	$512.0	$5.7	$51.8	$569.5	$658.3	$4.1	$52.1	$714.5
Affiliated sales	—	12.6	—	12.6	—	13.2	—	13.2
Total segment sales	512.0	18.3	51.8	582.1	658.3	17.3	52.1	727.7
Intercompany eliminations	—	(12.6)	—	(12.6)	—	(13.2)	—	(13.2)
Total net sales	$512.0	$5.7	$51.8	$569.5	$658.3	$4.1	$52.1	$714.5

Segment operating income (loss)

	Three Months Ended April 30,		Six Months Ended April 30,
(In millions)	2026	2025	2026	2025
Segment operating income (loss):
Marketing & Distribution	$(3.8)	$7.6	$(2.7)	$9.4
International Farming	(3.9)	(1.3)	(3.6)	(1.4)
Blueberries	0.7	0.6	1.8	8.2
Marketing & Distribution
Total segment sales in our Marketing & Distribution segment decreased $85.3 million or 24% in the three months ended April 30, 2026, compared to the same period last year. Lower per-unit avocado selling prices associated with high market supply conditions in the current year were partially offset by higher avocado volume sold.
Segment operating loss was $3.8 million in the three months ended April 30, 2026 compared income of $7.6 million in the same period last year. The decrease was driven by lower per-unit margin well as higher transaction advisory costs.
Total segment sales in our Marketing & Distribution segment decreased $146.3 million or 22% in the six months ended April 30, 2026 compared to the same period last year, driven by the avocado volume and price dynamics described above.
Segment operating loss was $2.7 million in the six months ended April 30, 2026 compared income of $9.4 million in the same period last year. The decrease in operating profit was driven by transaction advisory cots in the current year.
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
Total segment sales in our International Farming segment decreased $0.4 million or 5% in the three months ended April 30, 2026, compared to the same period last year.
Segment operating loss was $3.9 million in the three months ended April 30, 2026 compared to $1.3 million in the same period last year. The higher operating loss was due to higher per-unit mango production costs and lower volume of blueberry packaging and storage services.
Total segment sales in our International Farming segment increased $1.0 million or 6% in the six months ended April 30, 2026 compared to the same period last year.
Segment operating loss was $3.6 million in the six months ended April 30, 2026 compared to $1.4 million in the same period last year due to the same factors described above.
Blueberries
Sales in our Blueberries segment have traditionally been concentrated in the first and fourth quarters of our fiscal year in alignment with the Peruvian blueberry harvest season.
Total segment sales in our Blueberries segment decreased $4.7 million or 30% in the three months ended April 30, 2026 compared to the same period last year, primarily due to a decrease in volume sold of 41%, partially offset by an increase in average per-unit sales price of 19%.
Segment operating income for the three months ended April 30, 2026 was flat compared to the same period last year.
Total segment sales in our Blueberries segment in the six months ended April 30, 2026 were flat compared to the same period last year, as increases in average per-unit sales price of 12% were offset by a decrease in volume sold of 11%.

Segment operating income decreased $6.4 million or 78% for the six months ended April 30, 2026 compared to the same period last year due to lower per-acre yield resulting in higher per-unit fruit production costs.
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

	Six Months Ended April 30,
(In millions)	2026	2025
Net (loss) income	$(7.5)	$9.2
Depreciation and amortization	15.9	15.7
Equity method income	(2.8)	(1.7)
Noncash lease expense	3.1	3.7
Stock-based compensation	2.8	3.9
Dividends received from equity method investees	4.9	2.2
Deferred income taxes	(0.2)	(0.2)
Other	1.0	2.2
Changes in working capital	(38.2)	(48.0)
Net cash used in operating activities	$(21.0)	$(13.0)
Net cash used in operating activities was $21.0 million for the six months ended April 30, 2026 compared to $13.0 million for the same period last year. Lower income in the current year was partially offset by lower increases in working capital. Working capital growth in the current year is driven by higher trade receivables associated with seasonality and timing of sales in the Marketing & Distribution and Blueberries segments, while inventory growth is driven by higher volume in the Marketing & Distribution segment and cultivation of growing crop inventory in our International Farming and Blueberries segments.
Investing activities

	Six Months Ended April 30,
(In millions)	2026	2025
Purchases of property, plant and equipment	$(22.9)	$(28.0)
Proceeds from sale of property, plant and equipment	0.1	—
Other	(0.3)	(0.2)
Net cash used in investing activities	$(23.1)	$(28.2)
Property, plant and equipment

	Six Months Ended April 30,
(In millions)	2026	2025
Purchases of property, plant and equipment by segment:
Marketing & Distribution	$4.3	$2.2
International Farming	11.9	17.6
Blueberries	6.7	8.2
Total purchases of property, plant and equipment	$22.9	$28.0

In the six months ended April 30, 2026 and 2025, capital expenditures were comprised primarily of avocado orchard development, pre-production orchard maintenance and land improvements, packhouse construction in Guatemala and pre-production land development and blueberry plant cultivation in Peru. The current year also includes construction costs associated with increasing capacity in our Mexican packing operations.
Financing activities

	Six Months Ended April 30,
(In millions)	2026	2025
Borrowings on revolving credit facility	$45.0	$55.0
Payments on revolving credit facility	(30.0)	(20.0)
Repayment of short-term borrowings	(4.5)	(3.5)
Borrowings under long-term debt obligations	100.0	—
Principal payments on long-term debt obligations	(91.0)	(1.5)
Payment of debt restructuring fees	(2.2)	—
Principal payments on finance lease obligations	(0.5)	(0.5)
Payments for long-term supplier financing	(2.6)	(0.3)
Proceeds from loan from noncontrolling interest holder	3.1	—
Payments to noncontrolling interest holder for long-term supply financing	—	(1.4)
Principal payments on loans due to noncontrolling interest holder	(0.1)	—
Payments of minimum withholding taxes on net share settlement of equity awards	(2.5)	(1.5)
Exercise of stock options	—	0.3
Purchase and retirement of common stock	(2.2)	(5.5)
Net cash provided by financing activities	$12.5	$21.1
Borrowings and repayments of debt
We utilize a revolving line of credit for short-term working capital purposes. Principal payments on our credit facility are made in accordance with debt maturity schedules.
On April 1, 2026, we entered into an Amended and Restated Credit Agreement with Bank of America and other syndicate lenders, which amends and restates that certain credit agreement, dated as of October 11, 2018 (as amended and restated). The credit agreement provides senior secured credit facilities in an aggregate principal amount of $550 million, consisting of:
•a $200 million revolving facility (the “Revolving Facility”)
•a $200 million term loan facility, $150 million of which was drawn on the Calavo acquisition funding date of May 28, 2026, subsequent to the quarter ended April 30, 2026 (the “Term A-1 Facility”); and
•a $150 million term loan facility, $100 million of which was drawn on the Calavo acquisition funding date (the “Term A-2 Facility” and, together with the Term A-1 Facility, the “Term Loan Facilities”; the Term Loan Facilities together with the Revolving Facility, the “Senior Credit Facility”).
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

Capital resources

(In millions)	April 30, 2026	October 31, 2025
Cash and cash equivalents	$33.0	$64.8
Working capital(1)	135.1	127.7
(1)Current assets minus current liabilities.
Capital resources include cash flows from operations, cash and cash equivalents, and debt financing. Our Blueberries segment may also receive capital contributions or loans from shareholders.
Our syndicated credit facility with Bank of America has a total borrowing capacity of $550 million. The credit facility is comprised of two senior term loans totaling $350 million and a revolving credit agreement of $200 million. The facility also has an accordion feature which allows the company, subject to certain conditions, to increase the borrowings thereunder by up to $150 million, with applicable lender approval. Borrowings are secured by assets of the Company, including certain real property, personal property and capital stock of the Company’s subsidiaries. Borrowings under the credit facility bear interest at a spread over SOFR ranging from 1.5% to 2.5% depending on the Company’s consolidated total net leverage ratio. We pay fees on unused commitments on the credit facility.
As of April 30, 2026, we were required to comply with the following financial covenants: (a) a quarterly consolidated leverage ratio of not more than 3.5 to 1.00 and (b) a quarterly consolidated fixed charge coverage ratio of not less than 1.25 to 1.00. As of April 30, 2026, we were in compliance with all such covenants of the credit facility.
Material cash requirements
Acquisition of Calavo
The approximate $465 million acquisition of Calavo was funded with a combination: $250 million of term loan facilities drawn on the closing date of May 28, 2026, approximately $197 million in shares of our common stock, and the remainder with cash on-hand.
Capital expenditures
We have various capital projects in progress for farming expansion and facility improvements which we intend to fund through our operating cash flow as well as cash and cash equivalents on hand. For fiscal 2026, we expect total capital expenditures to be approximately $45 million. The spend will be allocated primarily to our International Farming and Blueberries segments. Within our International Farming segment, spend will be concentrated in Guatemala for pre-production avocado orchard maintenance. Within our Blueberries segment, spend will be concentrated on land development and plant cultivation in Peru.
Leases
We are party to various leases, the most material of which are for facilities and land. Our undiscounted cash liabilities were approximately $166.00 million as of April 30, 2026, of which, approximately $105.2 million was for long-term land leases in our International Farming and Blueberries segments.
Long-term debt
As of April 30, 2026, outstanding borrowings on our syndicated debt facility totaled $120.0 million. See Note 6 to the condensed consolidated financial statements for more information.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended April 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A.    Risk Factors
For a discussion of our risk factors, see “Part I, Item 1A. Risk Factors” in our 2025 10-K, “Part II, Item 1A. Risk Factors” in the Q1 10-Q and “Risk Factors” in our Proxy Statement/Prospectus dated March 20, 2026. The risks and uncertainties that we face are not limited to those set forth in those SEC filings. You should carefully consider the risk factors in those SEC filings, together with the other information contained in this Quarterly Report on Form 10-Q, including our financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” before making a decision to purchase or sell shares of our common stock. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business and the trading price of our common stock.
Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds
Issuer repurchases of equity securities
On June 3, 2026, the Board of Directors approved a stock repurchase program, which permits the Company to repurchase up to $100 million of shares of the Company’s common stock over the next 36 months, effective June 3, 2026 (the “2026 Program”). The 2026 Program replaces the Company’s previous common stock repurchase program adopted in September 2023, which would have expired in September 2026 with approximately $11.2 million remaining. The shares may be repurchased from time to time in open market or privately negotiated transactions in such quantities and at such prices as may be authorized by certain designated officers of the Company. No shares were repurchased following approval through June 8, 2026.
Repurchases by us or our “affiliated purchasers” (as defined in Rule 10b-18(a)(3) of the Exchange Act) of registered equity securities during the second quarter of 2026 were as follows:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan	Approximate dollar value of shares that may yet be purchased under the plan (in millions)
February 1-28, 2026	—	n/a	—	$13.3
March 1-31, 2026	173,900	$12.23	173,900	$11.2
April 1-30, 2026	—	n/a	—	$11.2
Item 3.        Defaults Upon Senior Securities
None.
Item 4.        Mine Safety Disclosures
None.
Item 5.        Other Information
During the fiscal quarter ended April 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408 of Regulation S-K).

Item 6.        Exhibits
The documents set forth are filed herewith or incorporated herein by reference.
INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Date	Number	Filed Herewith
2.1	Agreement and Plan of Merger, dated as of January 14, 2026, by and among Parent, Merger Sub I, Merger Sub II and the Company	8-K	1/14/2026	2.1
3.1	Amended and Restated Certificate of Incorporation	8-K	10/7/2020	3.2
3.2	Amendment to Amended and Restated Certificate of Incorporation	10-Q	6/8/2024	3.2
3.3	Certificate of Designations of Series A Junior Participating Preferred Stock	8-K	1/22/2026	3.1
3.4	Amended and Restated Bylaws	8-K	10/7/2020	3.2
4.1	Rights Agreement, dated as of January 21, 2026, between Mission Produce, Inc. and Equiniti Trust Company, LLC	8-K	1/22/2026	4.1
10.1	Credit Agreement, dated as of April 1, 2026, by and among Mission Produce, Inc., as borrower, certain direct and indirect subsidiaries of the Company, as guarantors, Bank of America, N.A., as administrative agent, and the other lenders from time to time party thereto	8-K	4/1/2026	10.1
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101
The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended April 30, 2026 formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive (Loss) Income (iv) Condensed Consolidated Statements of Changes in Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.
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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 8, 2026.

MISSION PRODUCE, INC.

/s/ John M. Pawlowski
John M. Pawlowski
President and Chief Executive Officer

/s/ Bryan E. Giles
Bryan E. Giles
Chief Financial Officer