Form 10-Q
period 2026-07-31
Mission Produce, Inc.
filed 2026-09-08
CIK 1802974

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________
FORM 10-Q
_____________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2026
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒
As of September 1, 2026, the registrant had 87,678,404 shares of common stock at $0.001 par value outstanding.

MISSION PRODUCE, INC.
TABLE OF CONTENTS

FORM 10-Q
FISCAL THIRD QUARTER 2026

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
•Other risks and factors listed under “Item 1A. Risk Factors” in our most recent Annual Report on Form 10-K for the year ended October 31, 2025, filed with the SEC on December 18, 2025 (the “2025 10-K”) and “Part II, Item 1A. Risk Factors” in the Quarterly Report on Form 10-Q for the quarter ended January 31, 2026, filed with the SEC on March 12, 2026 (the “Q1 10-Q”), “Risk Factors” in our Proxy Statement/Prospectus dated March 20, 2026 (the “Proxy Statement/Prospectus”) and elsewhere in this report.
We have based the forward-looking statements contained in this report primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations, prospects, business strategy and financial needs. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, assumptions and other factors described in “Item 1A. Risk Factors” in our 2025 10-K, as supplemented by the Q1 10-Q, the Proxy Statement/Prospectus and elsewhere in this report. These risks are not exhaustive. Other sections of this report include additional factors that could adversely impact our business and financial performance. Furthermore, new risks and uncertainties emerge from time to time and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this report. We cannot assure you that the results, events and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.
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
We maintain a website at www.missionproduce.com, to which we regularly post copies of our press releases as well as additional information about us. Our filings with the Securities and Exchange Commission (“SEC”) are available free of charge through our website as soon as reasonably practicable after being electronically filed with or furnished to the SEC. Information contained in our website does not constitute a part of this report or our other filings with the SEC.

PART I- FINANCIAL INFORMATION
Item 1.    Financial Statements
MISSION PRODUCE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In millions, except for shares)	July 31, 2026	October 31, 2025
Assets
Current assets:
Cash and cash equivalents	$47.1	$64.8
Restricted cash	1.2	1.7
Accounts receivable
Trade, net of allowances of $2.5 and $0.7, respectively	136.0	80.5
Grower and fruit advances	12.2	2.7
Other	36.6	14.6
Inventory	141.3	80.6
Prepaid expenses and other current assets	11.1	8.5
Income taxes receivable	16.4	8.8
Total current assets	401.9	262.2
Property, plant and equipment, net	657.7	542.2
Operating lease right-of-use assets	78.2	67.7
Equity method investees	33.1	34.8
Deferred income tax assets, net	10.5	10.2
Goodwill	268.3	39.4
Intangible asset, net	100.7	—
Other assets	56.4	26.5
Total assets	$1,606.8	$983.0

Liabilities and Equity
Current liabilities:
Accounts payable	$61.4	$47.3
Accrued expenses	69.5	38.9
Income taxes payable	—	6.8
Grower payables	49.6	23.8
Short-term borrowings	—	4.5
Loans from noncontrolling interest holders—current portion	3.9	0.2
Long-term debt—current portion	11.5	3.0
Operating leases—current portion	10.2	6.9
Finance leases—current portion	3.6	3.1
Total current liabilities	209.7	134.5
Long-term debt, net of current portion	388.9	92.8
Loans from noncontrolling interest holders, net of current portion	—	0.9
Operating leases, net of current portion	75.6	67.5
Finance leases, net of current portion	24.9	22.0
Income taxes payable	0.3	—
Deferred income tax liabilities, net	51.3	19.1
Other long-term liabilities	56.3	26.3
Total liabilities	807.0	363.1
Commitments and contingencies (Note 8)
Shareholders’ Equity
Common stock ($0.001 par value, 1,000,000,000 shares authorized; 87,678,404 and 70,569,517 shares issued and outstanding as of July 31, 2026 and October 31, 2025, respectively)	0.1	0.1
Additional paid-in capital	446.5	247.3
Accumulated other comprehensive income	1.9	0.6
Retained earnings	315.5	339.3
Mission Produce shareholders' equity	764.0	587.3
Noncontrolling interest	35.8	32.6
Total equity	799.8	619.9
Total liabilities and equity	$1,606.8	$983.0
See accompanying notes to unaudited condensed consolidated financial statements.

MISSION PRODUCE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended July 31,		Nine Months Ended July 31,
(In millions, except for per share amounts)	2026	2025	2026	2025
Net sales	$450.0	$357.7	$1,019.5	$1,072.2
Cost of sales	405.3	312.6	922.7	967.2
Gross profit	44.7	45.1	96.8	105.0
Selling, general and administrative expenses	31.6	24.0	74.8	67.5
Transaction advisory and integration costs	12.6	0.1	26.0	0.3
Operating income (loss)	0.5	21.0	(4.0)	37.2
Interest expense	(5.1)	(2.4)	(8.7)	(7.1)
Equity method income	1.9	2.0	4.7	3.7
Other (expense) income, net	(2.5)	(0.8)	(4.9)	0.1
(Loss) income before income taxes	(5.2)	19.8	(12.9)	33.9
Provision for income taxes	0.6	5.3	0.4	10.2
Net (loss) income	$(5.8)	$14.5	$(13.3)	$23.7
Less: Net income (loss) attributable to noncontrolling interest	0.7	(0.2)	1.1	2.0
Net (loss) income attributable to Mission Produce	$(6.5)	$14.7	$(14.4)	$21.7

Net (loss) income per share attributable to Mission Produce:
Basic	$(0.08)	$0.21	$(0.19)	$0.31
Diluted	$(0.08)	$0.21	$(0.19)	$0.30
See accompanying notes to unaudited condensed consolidated financial statements.

MISSION PRODUCE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (UNAUDITED)

	Three Months Ended July 31,		Nine Months Ended July 31,
(In millions)	2026	2025	2026	2025
Net (loss) income	$(5.8)	$14.5	$(13.3)	$23.7
Other comprehensive income, net of tax
Changes in foreign currency translation adjustments:
Foreign currency translation adjustments	0.2	—	1.3	0.5
Amounts reclassified to earnings	—	—	—	0.3
Total comprehensive income, net of tax	(5.6)	14.5	(12.0)	24.5
Less: Comprehensive income (loss) attributable to noncontrolling interest	0.7	(0.2)	1.1	2.0
Comprehensive (loss) income	$(6.3)	$14.7	$(13.1)	$22.5
See accompanying notes to unaudited condensed consolidated financial statements.

MISSION PRODUCE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)

(In millions, except for shares)	Common stock		Additional paid-in capital	Accumulated other comprehensive (loss) income	Retained earnings	Noncontrolling interests	Total equity
	Shares	Amount
Balance at October 31, 2024	70,914,767	$0.1	$239.7	$(0.2)	$307.7	$29.8	$577.1
Stock-based compensation	—	—	2.0	—	—	—	2.0
Issuance of common stock for equity awards, net of shares withheld for the settlement of taxes	153,856	—	(1.3)	—	—	—	(1.3)
Exercise of stock options	21,929	—	0.3	—	—	—	0.3
Purchase and retirement of common stock	(25,000)	—	—	—	(0.3)	—	(0.3)
Net income	—	—	—	—	3.9	2.3	6.2
Other comprehensive loss	—	—	—	(1.1)	—	—	(1.1)
Balance at January 31, 2025	71,065,552	$0.1	$240.7	$(1.3)	$311.3	$32.1	$582.9
Stock-based compensation	—	—	1.9	—	—	—	1.9
Issuance of common stock for equity awards, net of shares withheld for the settlement of taxes	70,200	—	(0.2)	—	—	—	(0.2)
Purchase and retirement of common stock	(517,801)	—	—	—	(5.2)	—	(5.2)
Net income (loss)	—	—	—	—	3.1	(0.1)	3.0
Other comprehensive income	—	—	—	1.9	—	—	1.9
Balance at April 30, 2025	70,617,951	$0.1	$242.4	$0.6	$309.2	$32.0	$584.3
Stock-based compensation	—	—	1.7	—	—	—	1.7
Issuance of common stock for equity awards, net of shares withheld for the settlement of taxes	262	—	—	—	—	—	—
Net income (loss)	—	—	—	—	14.7	(0.2)	14.5
Balance at July 31, 2025	70,618,213	$0.1	$244.1	$0.6	$323.9	$31.8	$600.5

Balance at October 31, 2025	70,569,517	$0.1	$247.3	$0.6	$339.3	$32.6	$619.9
Stock-based compensation	—	—	1.4	—	—	—	1.4
Issuance of common stock for equity awards, net of shares withheld for the settlement of taxes	269,758	—	(2.2)	—	—	—	(2.2)
Net (loss) income	—	—	—	—	(0.7)	0.6	(0.1)
Other comprehensive loss	—	—	—	1.1	—	—	1.1
Balance at January 31, 2026	70,839,275	$0.1	$246.5	$1.7	$338.6	$33.2	$620.1
Stock-based compensation	—	—	1.4	—	—	—	1.4
Issuance of common stock for equity awards, net of shares withheld for the settlement of taxes	123,609	—	(0.3)	—	—	—	(0.3)
Purchase and retirement of common stock	(173,900)	—	—	—	(2.2)	—	(2.2)
Net loss	—	—	—	—	(7.2)	(0.2)	(7.4)
Balance at April 30, 2026	70,788,984	$0.1	$247.6	$1.7	$329.2	$33.0	$611.6
Issuance of common stock for the acquisition of Calavo Growers	17,530,762	—	197.2	—	—	—	197.2
Stock-based compensation	—	—	1.7	—	—	—	1.7
Purchase and retirement of common stock	(641,342)	—	—	—	(7.2)	—	(7.2)
Net (loss) income	—	—	—	—	(6.5)	0.7	(5.8)
Acquired noncontrolling interest	—	—	—	—	—	2.1	2.1
Other comprehensive income	—	—	—	0.2	—	—	0.2
Balance at July 31, 2026	87,678,404	$0.1	$446.5	$1.9	$315.5	$35.8	$799.8
See accompanying notes to unaudited condensed consolidated financial statements.

MISSION PRODUCE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended July 31,
(In millions)	2026	2025
Operating Activities
Net (loss) income	$(13.3)	$23.7
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	30.8	24.1
Amortization of debt issuance costs	0.3	0.2
Equity method income	(4.7)	(3.7)
Noncash lease expense	5.1	5.2
Stock-based compensation	4.5	5.6
Dividends received from equity method investees	7.4	4.4
Losses on asset impairment, disposals and sales	1.0	2.9
Gains on settlement of asset retirement obligations	—	(0.8)
Deferred income taxes	(2.0)	(0.3)
Unrealized losses on foreign currency transactions	0.7	0.8
Unrealized loss on derivative financial instruments	(0.1)	—
Other	—	(0.1)
Effect on cash of changes in operating assets and liabilities:
Trade accounts receivable	(13.3)	(0.3)
Grower fruit advances	(4.4)	(2.1)
Other receivables	(19.6)	(3.3)
Inventory	(18.7)	(11.8)
Prepaid expenses and other current assets	0.7	0.1
Income taxes receivable	(4.9)	(0.8)
Other assets	(2.8)	(7.1)
Accounts payable and accrued expenses	19.4	11.5
Income taxes payable	(6.5)	(3.6)
Grower payables	1.5	(16.4)
Operating lease liabilities	(5.2)	(5.1)
Other long-term liabilities	(1.8)	(1.7)
Net cash (used in) provided by operating activities	$(25.9)	$21.4
Investing Activities
Purchases of property, plant and equipment	(32.0)	(39.8)
Proceeds from sale of property, plant and equipment	0.2	—
Cash paid for acquisition of Calavo, net of cash acquired	(247.0)	—
Other	—	(0.2)
Net cash used in investing activities	$(278.8)	$(40.0)
Financing Activities
Borrowings on revolving credit facility	95.0	55.0
Payments on revolving credit facility	(45.0)	(35.0)
Proceeds from short-term borrowings	—	5.2
Repayment of short-term borrowings	(4.5)	(7.3)
Borrowings under long-term debt obligations	350.0	—
Payment of debt restructuring fees	(2.8)	—
Principal payments on long-term debt obligations	(93.9)	(2.3)
Principal payments on finance lease obligations	(0.9)	(0.7)
Payments for long-term supplier financing	(3.1)	(1.1)
Payments to noncontrolling interest holder for long-term supply financing	—	(1.3)
Proceeds from loan from noncontrolling interest holder	3.6	—
Principal payments on loans due to noncontrolling interest holder	(0.1)	—
Payments of minimum withholding taxes on net share settlement of equity awards	(2.5)	(1.5)
Exercise of stock options	—	0.3

	Nine Months Ended July 31,
(In millions)	2026	2025
Purchase and retirement of common stock	(9.4)	(5.5)
Net cash provided by financing activities	$286.4	$5.8
Effect of exchange rate changes on cash	0.1	0.1
Net decrease in cash, cash equivalents and restricted cash	(18.2)	(12.7)
Cash, cash equivalents and restricted cash, beginning of period	66.5	59.3
Cash, cash equivalents and restricted cash, end of period	$48.3	$46.6

Summary of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets:
Cash and cash equivalents	$47.1	$43.7
Restricted cash	1.2	2.9
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statements of cash flows	$48.3	$46.6
See accompanying notes to unaudited condensed consolidated financial statements.

MISSION PRODUCE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1.     General
Business
Mission Produce, Inc. together with its consolidated subsidiaries (“Mission,” “the Company,” “we,” “us” or “our”), is a global leader in the avocado industry. The Company’s expertise lies in the farming, packaging, marketing and distribution of avocados to food retailers, distributors and produce wholesalers worldwide. The Company procures avocados principally from California, Mexico and Peru. Through our various operating facilities, we grow, sort, pack, bag and ripen avocados and a small amount of other fruits for distribution to domestic and international markets. We also process and package guacamole and related products sold at retail locations and to food service operators. We report our results of operations in four operating segments: Marketing & Distribution, Prepared Foods, International Farming and Blueberries (see Note 13).
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
2.    Business Combination with Calavo Growers Inc.
On May 28, 2026, we consummated our acquisition of 100% of the outstanding common stock of Calavo Growers Inc. (“Calavo”). Calavo is a leading provider of fresh avocados, tomatoes, papayas, and value-added prepared foods, including a variety of ready-to-eat products such as guacamole and salsas. Its products are sold under the Calavo brand name, proprietary sub-brands, as well as private labels and store brands. The transaction enhances our position in the North American avocado category with

MISSION PRODUCE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
expanded supply reliability across Mexico and California. The transaction also represents our entry into the prepared food sector, complementing our existing value-added avocado business. The transaction also provides a significant value opportunity for us to realize cost synergies and SG&A savings.
The preliminary value of consideration transferred totaled approximately $466 million, which was comprised of 17,530,762 shares of our common stock and approximately $269 million in cash.
Preliminary purchase price allocation
The unaudited condensed consolidated balance sheets reflect the preliminary allocation of the purchase consideration to Calavo’s identifiable net assets acquired. The preliminary allocation is based on management’s estimates which are subject to change within the allowable measurement period from the acquisition date.
Goodwill represents the excess of the purchase price over the net of the acquisition-date values of the identifiable assets and liabilities assumed. The goodwill is attributable to cost synergies expected from combining the operations of Mission Produce and Calavo. The goodwill recognized is not expected to be deductible for income tax purposes.
The preliminary amounts of identifiable assets acquired and liabilities assumed and fair value of noncontrolling interest as of the acquisition date were as follows.

(in millions)
Fair value of consideration transferred	$466.0

Recognized amounts of identifiable assets acquired and liabilities assumed:
Inventory(1)	39.9
Other current assets	78.2
Property, plant and equipment(2)	112.2
Intangible assets(3)
Trademarks and trade name (7-year useful life)	5.2
Customer-related intangible (12-years useful life)	97.0
Other assets(4)	40.8
Current liabilities	(53.5)
Deferred tax liability	(34.0)
Other liabilities(5)	(46.6)
Total identifiable net assets	239.2
Noncontrolling interest(6)	(2.1)
Goodwill	$228.9
$466.0
(1)Inventory was valued using an approach based upon expected sales value, less direct costs associated with the sale of the inventory and an allocation of profit margins between the buyer and seller.
(2)Property, plant and equipment was valued using a variety of approaches, based on the nature of the assets. Real property was valued using the market approach. Personal property was valued using either the market approach or cost approach, depending on the availability of market pricing data.
(3)Trademarks and tradenames were valued using the relief-from-royalty approach and the customer-related intangible was valued using the multi-period excess-earnings method. Significant inputs to these models included: long-term forecast of revenues, operating expenses, net income, and capital expenditures, and a discount rate of 9%.
(4)Other assets include the fair value of receivables for Mexican value-added tax (“VAT”) of $25.9 million. The fair value of Mexican VAT receivables is a level 3 measurement in the fair value hierarchy, which was valued using a probability-weighted expected return.
(5)Other liabilities include $27.5 million of uncertain tax positions, accounted for under ASC 740. Refer to Note 8 for more information.
(6)The fair value of the noncontrolling interest, also a level 3 measurement in the fair value hierarchy, was determined by applying the market approach under the guideline publicly-traded companies method.
Supplemental Pro Forma Information (Unaudited)
The following unaudited pro forma summary presents consolidated information of Mission Produce as if the business combination had occurred on November 1, 2024. These results have been calculated to reflect additional depreciation and amortization that would have been charged assuming the fair value adjustments to Calavo had been applied from November 1, 2024. In the nine months ended July 31, 2026, we incurred $47.3 million of acquisition-related costs. These expenses are included in selling, general and administrative expenses in the consolidated statement of operations for the nine months ended July 31, 2026.

MISSION PRODUCE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The fiscal 2026 supplemental pro forma earnings were adjusted to exclude the $47.3 million of acquisition costs, and are instead reflected in pro forma earnings for the nine months ended July 31, 2025.

	Three Months Ended July 31,		Nine Months Ended July 31,
(In millions)	2026	2025	2026	2025
Revenue	$498.0	$536.5	$1,339.2	$1,596.0
Earnings	8.4	16.2	16.6	(19.9)
The results of Calavo for the three and nine months ended July 31, 2026 are not available on a pro forma basis due to its integration into Mission Produce’s consolidated results.
3.     Inventory
Major classes of inventory were as follows:

(In millions)	July 31, 2026	October 31, 2025
Finished goods	$80.1	$29.9
Crop growing costs	30.0	29.8
Packaging, supplies and ingredients	31.2	20.9
Inventory	$141.3	$80.6
4.    Goodwill and Intangible Assets, net
Goodwill

(In millions)	International Farming	Blueberries	Unallocated(1)	Total
Goodwill as of October 31, 2025	$26.9	$12.5	$—	$39.4
Business combination with Calavo	—	—	228.9	228.9
Goodwill as of July 31, 2026	$26.9	$12.5	$228.9	$268.3
(1)Unallocated goodwill relates to the business combination with Calavo. Refer to Note 2 for information.
The carrying amounts of goodwill as of both July 31, 2026 and October 31, 2025 were net of accumulated impairment losses of $49.5 million, attributable to the International Farming segment. Goodwill is tested for impairment on an annual basis in the fourth quarter, or when an event or changes in circumstances indicate that its carrying value may not be recoverable. Reporting unit determinations subsequent to the acquisition of Calavo have not yet been finalized as of July 31, 2026.
Intangible assets, net

(In millions)	July 31, 2026	October 31, 2025
Intangible asset, gross	$102.2	$—
Accumulated amortization	(1.5)	—
Intangible asset, net	$100.7	$—
Intangible assets, net were acquired from Calavo and consist of trademarks and tradenames and customer relationships. The useful lives of these assets are 7 years and 12 years, respectively. Amortization expense was $1.5 million for both the three and nine months ended July 31, 2026.

MISSION PRODUCE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
5.    Details of Certain Account Balances
Other assets

(In millions)	July 31, 2026	October 31, 2025
Long-term VAT(1)	$40.0	$11.2
Deposits	4.3	4.3
Marketable securities and other investment	5.7	5.2
Supplier advances and prepaids	4.8	5.3
Other	1.6	0.5
Other assets	$56.4	$26.5
(1)Value-added tax paid on certain expenditures that are reclaimable from governments as they relate to the exportation of goods. Primarily relates to Mexico (refer to Note 8 for more information).
Accrued expenses

(In millions)	July 31, 2026	October 31, 2025
Employee-related	$23.2	$23.6
Compliance and regulatory	12.1	—
Freight	5.7	5.9
Outside fruit purchase	3.2	0.4
VAT and local taxes payable	2.5	1.8
Transaction advisory and integration costs	1.9	0.8
Asset retirement obligations	5.8	—
Other	15.1	6.4
Accrued expenses	$69.5	$38.9
Other long-term liabilities

(In millions)	July 31, 2026	October 31, 2025
Uncertain tax positions(1)	$48.4	$20.0
Employee-related	5.8	2.9
Trade payables to noncontrolling interest holders	—	1.7
Other	2.1	1.7
Other long-term liabilities	$56.3	$26.3
(1)Includes uncertain tax positions related to both income taxes and other statutory tax reserves, plus related penalties and interest.

Other (expense) income, net

	Three Months Ended July 31,		Nine Months Ended July 31,
(In millions)	2026	2025	2026	2025
Gains on derivative financial instruments	$0.1	$0.1	$0.1	$—
Foreign currency transaction loss	(0.9)	(1.2)	(3.6)	(1.4)
Dividend and interest income	0.4	0.2	1.4	1.4
Debt restructuring fees	(2.4)	—	(3.1)	—
Other	0.3	0.1	0.3	0.1
Other (expense) income, net	$(2.5)	$(0.8)	$(4.9)	$0.1

MISSION PRODUCE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Other amounts attributable to noncontrolling interest holders
Amounts included in trade accounts receivable due from noncontrolling interest holders were $4.8 million and $5.1 million as of July 31, 2026 and October 31, 2025, respectively. Amounts included in trade accounts payable due to noncontrolling interest holders were $6.4 million and $5.3 million as of July 31, 2026 and October 31, 2025, respectively.
The majority of sales from our Blueberries segment are to the noncontrolling interest holder under an exclusive marketing agreement. Purchases from our Marketing & Distribution segment from noncontrolling interest holders were $0.7 million and zero for the three months ended July 31, 2026 and 2025, respectively.
6.      Variable Interest Entity
Assets of our variable interest in our blueberry joint-venture may only be used to settle its own liabilities and creditors of the entity only have recourse for the entity’s liabilities. A summary of these balances, which are included in our condensed consolidated balance sheets, is as follows:

(In millions)	July 31, 2026	October 31, 2025
Current assets	$40.6	$45.8
Long-term assets	79.5	82.7
Current liabilities	21.2	28.6
Long-term liabilities	21.7	25.5
7.     Debt
Credit facility
Long-term debt under our Senior Credit Facility with Bank of America (“BoA”) Merrill Lynch consisted of the following:

(In millions)	July 31, 2026	October 31, 2025
Revolving line of credit. The interest rate is variable, based on SOFR plus a spread that varies with the Company’s leverage ratio. As of July 31, 2026 and October 31, 2025, the interest rate was 5.48% and 5.63%, respectively. Interest is payable monthly and principal is due in full on April 1, 2031.	$55.0	$5.0
Senior term loan (A-1). The interest rate is variable, based on SOFR plus a spread that varies with the Company’s leverage ratio. As of July 31, 2026 and October 31, 2025, the interest rate was 5.48% and 5.56%, respectively. Interest is payable monthly, principal is payable quarterly and due in full on April 1, 2031.	197.5	42.5
Senior term loan (A-2). The interest rate is variable, based on SOFR plus a spread that varies with the Company’s leverage ratio. As of July 31, 2026 and October 31, 2025, the interest rate was 5.73% and 5.81%, respectively. Interest is payable monthly, principal is payable quarterly and due in full on April 1, 2033.	149.6	48.5
Total long-term debt	402.1	96.0
Less debt issuance costs	(1.8)	(0.2)
Long-term debt, net of debt issuance costs	400.3	95.8
Less current portion of long-term debt	(11.5)	(3.0)
Long-term debt, net of current portion	$388.9	$92.8
The credit facility requires the Company to comply with financial and other covenants, including limitations on investments, capital expenditures, dividend payments, amounts and types of liens and indebtedness, and material asset sales. The Company is also required to maintain certain leverage and fixed charge coverage ratios. As of July 31, 2026, the Company was in compliance with all financial covenants of the credit facility.
Other
The Company may issue standby letters of credit through banking institutions. As of July 31, 2026, total letters of credit outstanding were $4.5 million.

MISSION PRODUCE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Certain of our consolidated subsidiaries may also enter into short-term bank borrowings or supplier financing programs from time to time. Short-term bank borrowings outstanding were zero as of July 31, 2026 and $4.5 million as of October 31, 2025, with weighted average interest rates of 8.7% as of October 31, 2025. Our Blueberries business also obtains loans from shareholders from time to time. Loans outstanding due to shareholders as of July 31, 2026 accrue interest at rates ranging from 5.0% to 6.5% and are expected to be repaid by the end of fiscal 2026.
Interest rate swaps
From time to time, the Company may enter into interest rate swap contracts to hedge changes in variable interest rates on the principal value of the Company’s term loans. We account for interest rate swaps in accordance with ASC 815, Derivatives and Hedging, as amended, which requires the recognition of all derivative instruments as either assets or liabilities in the condensed consolidated balance sheets and measurement of those instruments at fair value. The Company did not designate the interest rate swaps as cash flow hedges, and as a result under the accounting guidance, changes in the fair value of the interest rate swaps were recorded in other (expense) income, net in the condensed consolidated statements of (loss) income and changes in the assets are presented in net cash (used in) provided by operating activities in the condensed consolidated statements of cash flow. As of July 31, 2026 and October 31, 2025, a notional amount of $10 million was outstanding, carrying a fixed SOFR rate of 4.47%. Refer to Note 10 for more details.
8.      Commitments and Contingencies
Litigation
We are from time to time involved in legal proceedings and investigations arising in the ordinary course of business.
On October 21, 2024, a former temporary worker placed at the Company’s California packinghouse by a labor contractor utilized by the Company, filed a class action lawsuit in the Superior Court of the State of California for the County of Ventura, against us, alleging violations of certain wage and hour laws. Plaintiff sought class certification, payment of wages earned and owed, liquidated damages, penalties and fees, other damages as set forth in plaintiff’s lawsuit, and injunctive relief. A related lawsuit under the Private Attorneys General Act (“PAGA”) was also filed on December 16, 2024. On July 30, 2025, the Court granted the parties’ stipulation to dismiss the class action lawsuit and to submit the PAGA matter to mediation. The parties attended mediation on February 25, 2026. No resolution was reached at mediation. On July 17, 2026, the Company filed a motion to compel arbitration of plaintiff’s individual claims, including the individual PAGA claim, which the Court granted. The representative PAGA claim has been stayed pending resolution of the individual claims in arbitration. At this time, it is too soon to determine the outcome of the litigation. As a result, the Company has not accrued for any loss contingencies related to these claims because the amount and range of loss, if any, cannot currently be reasonably estimated.
On November 6, 2024, the Organic Consumers Association filed a lawsuit in the Superior Court of the District of Columbia alleging the Company engaged in false and deceptive advertising in violation of the D.C. Consumer Protection Procedures Act by making representations about sustainable sourcing practices in connection with its sale of avocados (the “OCA matter”). Plaintiff sought declaratory and injunctive relief. The Court initially denied the Company’s motion to dismiss and permitted limited discovery regarding personal jurisdiction. Following the completion of that discovery, the Company renewed its motion to dismiss. On July 24, 2026, the Court granted the Company’s renewed motion to dismiss. On August 21, 2026, OCA filed a notice of appeal with the United States Court of Appeals for the Ninth Circuit. The Company intends to vigorously defend against the claims asserted in this matter. The Company has not accrued for any loss contingency related to this matter because the amount and range of loss, if any, cannot be reasonably estimated.
On February 21, 2025, Kachuck Enterprises, Bantle Avocado Farm, Maskell Family Trust, and Northern Capital, Inc., owners and operators of avocado orchards located in California, filed a putative class action lawsuit in the United States District Court for the Central District of California against the Company and certain other avocado distributors, including Calavo, which became a wholly owned subsidiary of the Company on May 28, 2026 (the “Kachuck matter”). Plaintiffs alleged violations of California’s False Advertising Law, California’s Unfair Competition Law, and unjust enrichment related to defendants’ alleged representations that their avocados are sustainably and responsibly sourced. Plaintiffs sought injunctive relief, monetary and statutory damages, disgorgement of profits, and restitution. On February 25, 2026, Defendants filed a renewed motion to dismiss Plaintiffs’ second amended complaint, which the Court granted without leave to amend on June 3, 2026. On July 2, 2026, plaintiffs filed a notice of appeal with the United States Court of Appeals for the Ninth Circuit. The Company intends to vigorously defend against the claims asserted in this matter. The Company has not accrued for any loss contingency related to this matter because the amount and range of loss, if any, cannot be reasonably estimated.
On January 29, 2026, a former temporary worker placed at the Company’s California packinghouse by a labor contractor utilized by the Company, filed a class action lawsuit in the Superior Court of California for the County of Ventura, against the Company, alleging violations of certain wage and hour laws. Plaintiff seeks class certification, payment of wages earned and owed, liquidated damages, penalties and fees, other damages as set forth in plaintiff’s lawsuit, and injunctive relief. On July 22, 2026, plaintiff submitted a first amended complaint seeking to add a claim under PAGA, which the Court rejected. The Company filed a motion to compel arbitration, and a hearing on the motion is scheduled for October 1, 2026. The Company is vigorously defending

MISSION PRODUCE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
against the claims asserted. At this time, it is too soon to determine the outcome of this lawsuit. As a result, the Company has not accrued for any loss contingency related to this matter because the amount and range of loss, if any, cannot be reasonably estimated.
Calavo Litigation
In connection with the Company’s acquisition of Calavo, which closed on May 28, 2026, the Company is reporting the following legal proceedings involving Calavo and certain of its subsidiaries and affiliates arising from events occurring prior to the acquisition. These proceedings include employment-related claims involving Calavo, Renaissance Food Group, LLC (“RFG”), GH Foods CA, LLC (“GH Foods”), Calavo de Mexico S.A. de C.V. (“CDM”) and other named defendants, as described below.
On August 9, 2022, a former employee filed a putative class action in the Superior Court of California, County of Sacramento, against RFG and GH Foods, alleging violations of California wage-and-hour laws, including claims relating to minimum and overtime wages, meal and rest periods, payment of wages during and upon termination of employment, wage statements and unfair competition. On November 29, 2022, the plaintiff filed a related action in the Superior Court of California, County of Los Angeles, against RFG, seeking civil penalties under PAGA based on similar alleged Labor Code violations. The defendants prevailed on motions to compel arbitration in both actions. As a result, the plaintiff’s putative class claims were dismissed, and the representative PAGA claims were stayed pending arbitration of the plaintiff’s individual claims. The plaintiff subsequently filed separate arbitration demands corresponding to each action. On February 12, 2026, the parties reached an agreement in principle to settle these matters, together with the related matter described below, for an aggregate amount of $610,000, which has been fully accrued. The parties are finalizing the settlement documentation, and the settlement remains subject to court approval.
On November 4, 2022, a former employee filed a representative action in the Superior Court of California, County of Ventura, against Calavo, alleging violations of California wage-and-hour and employment laws, including claims relating to minimum and overtime wages, wage statements, payment of wages during and upon termination of employment, meal and rest periods, reimbursement of business expenses, sexual harassment, retaliation, unfair competition and civil penalties under PAGA. The plaintiff dismissed with prejudice his individual claims pursuant to a release agreement but did not dismiss the representative PAGA claim. This matter is included in the February 12, 2026 settlement described above.
On March 1, 2023, a former temporary worker filed a putative class action in the Superior Court of California, County of Riverside, against Calavo, Golden State Staffing Services, Inc., Richard A. Mendoza and Crystal Mendoza, alleging violations of California wage-and-hour laws, including claims relating to minimum and overtime wages, paid sick leave, meal and rest periods, payment of wages upon termination of employment, wage statements and unfair competition, and seeking civil penalties under PAGA. On March 12, 2024, Defendants filed a motion to compel arbitration of the plaintiff’s individual claims, including the individual PAGA claim. The Court granted defendants’ motion to compel on July 23, 2024, and stayed the representative PAGA claims pending resolution of the arbitration. The parties are pursuing mediation, which is currently scheduled for March 12, 2027. The Company is vigorously defending against the claims asserted. At this time, it is too soon to determine the outcome of this lawsuit. As a result, the Company has not accrued for any loss contingency related to this matter because the amount or range of loss, if any, cannot be reasonably estimated.
On October 4, 2024, the Organic Consumers Association filed a lawsuit in the Superior Court of the District of Columbia against Calavo alleging false and deceptive advertising in connection with the sale of Mexican avocados in violation of the District of Columbia Consumer Protection Procedures Act. The allegations are similar to those asserted by the same plaintiff against the Company in the OCA matter described above. The plaintiff seeks declaratory and injunctive relief and attorneys’ fees but does not seek monetary damages. Calavo filed a motion to dismiss for lack of personal jurisdiction, lack of standing and choice of law. The Court denied the motion without prejudice. After completing jurisdictional discovery, on June 25, 2026, Calavo filed a supplemental motion regarding its renewed motion to dismiss plaintiff’s complaint, which was fully briefed as of July 16, 2026. The Company is vigorously defending against the claims asserted. At this time, it is too soon to determine the outcome of this lawsuit. As a result, the Company has not accrued for any loss contingency related to this matter because the amount or range of loss, if any, cannot be reasonably estimated.
CDM is involved in ongoing proceedings with Mexico's Servicio de Administración Tributaria (“SAT”) relating to a fiscal 2013 tax audit. In July 2018, the SAT issued a final tax assessment against CDM, including accrued interest, penalties and inflation adjustments, totaling approximately 3.6 billion Mexican pesos (approximately $207.4 million) as of July 31, 2026. In general terms, the SAT concluded that CDM does not perform maquila operations and that Calavo Growers has a permanent establishment in Mexico. According to the SAT, a maquila operation exists when merchandise provided by a foreign resident is temporarily imported into Mexico for processing or transformation and is subsequently returned abroad. In CDM’s case, however, the SAT determined that the company receives funds from Calavo Growers to purchase fruit in Mexico, which is then exported. In addition, Mexican tax authorities have asserted employee profit-sharing liabilities of approximately 118 million Mexican pesos (approximately $6.8 million) as of July 31, 2026. Against the tax assessment, an administrative appeal was filed with the SAT on September 6, 2018. The appeal was resolved unfavorably against CDM. Consequently, on August 20, 2021, CDM filed a nullity claim before the Federal Administrative Justice Court (Tribunal Federal de Justicia Administrativa), where the matter is currently pending resolution. The matter remains unresolved, and the ultimate outcome cannot be determined at this time. The SAT has also initiated income tax audits of CDM for fiscal years 2019 and 2020. As of July 31, 2026, no formal assessments have been issued in connection with

MISSION PRODUCE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
these audits. As of July 31, 2026, CDM had a provision for these uncertain tax positions of approximately $27.1 million as determined based on our cumulative probability analysis.
In addition, since fiscal 2014, Mexican tax authorities have challenged certain refund claims and related supporting documentation relating to VAT paid to suppliers that tax authorities allege failed to satisfy their own tax obligations. As of July 31, 2026, CDM had VAT receivables of approximately $25.7 million. CDM continues to pursue recovery of these amounts through administrative procedures and, when necessary, legal remedies. Although we believe the SAT will ultimately authorize the refund of the VAT receivables, the ultimate amount and timing of recovery of these VAT receivables remain uncertain.
The outcomes of our legal proceedings and other contingencies, including those involving Calavo, are inherently unpredictable, subject to significant uncertainties, and if one or more legal matters were resolved against the Company or Calavo in a reporting period for amounts above management’s expectations, the Company’s financial condition and operating results for that period could be materially adversely affected.
Lease contingency
In conjunction with the sale of a former subsidiary of Calavo in 2024, Calavo assigned leases resulting in them being relieved of their primary obligation under these leases. As a result of these lease assignments, the buyer is the primary obligor under the leases, with Calavo secondarily liable as a guarantor. If the buyer fails to perform under a lease, we could be liable to fulfill any remaining lease obligation. The leases have a remaining term of approximately 7.6 years as of July 31, 2026. The resulting maximum exposure includes $17.8 million of undiscounted future minimum base rent payments under these leases, and we may be obligated for variable lease payments, including common area maintenance, taxes, insurance and other charges, for the remainder of the lease terms. This amount represents the maximum known potential liability of rent payments under the leases, but outstanding rent payments can exist outside of our knowledge as a result of the landlord and tenant relationship being between two third parties. We do not believe it is probable that we will be required to satisfy these obligations. As of July 31, 2026, we have not experienced any changes related to this contingency, and there were no new developments affecting its likelihood or potential financial impact. We continue to assess this obligation, but do not believe it is probable that we will be required to fulfill any obligations under these leases.
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
Subsequently, the U.S. Customs and Border Protection (CBP) has created the Consolidated Administration and Processing of Entries (CAPE) system to administer refunds for tariffs imposed under IEEPA. The system was released in phases corresponding to different classes of claims. During the third fiscal quarter of 2026, we submitted or have developed a plan to submit approximately $12.5 million in claims. As a portion of these refunds have been received during the third quarter, we believe the remainder of the claims are realizable. Refunds and receivables for refund claims have been recognized as allowances against revenue and cost of sales based on the nature of the settlements. We are monitoring the situation closely for any changes to the ability to recover refunds.
9.     Income Taxes
The provision for income tax recorded for the three and nine months ended July 31, 2026 and 2025 differs from the income taxes expected at the U.S. federal statutory tax rate of 21.0%, primarily due to income attributable to foreign jurisdictions which is taxed at different rates, changes in foreign exchange rates taxable in foreign jurisdictions, state taxes, nondeductible tax items and changes in uncertain tax positions (“UTP”).
As of July 31, 2026, the Company had $46.0 million accrued in UTP on income taxes, of which $10.4 million relates to interest and penalties, inclusive of inflationary adjustments. The period for assessing interest and penalties has expired. However, the Company continues to record certain statutory adjustments related to inflation. Changes in the UTP related to changes in foreign exchange rates during the period are included in other (expense) income, net in the condensed consolidated statements of (loss) income.

MISSION PRODUCE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
10.     Fair Value Measurements
Financial assets or liabilities measured and recorded at fair value on a recurring basis included in the condensed consolidated balance sheets were as follows:

	July 31, 2026				October 31, 2025
(In millions)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Mutual funds	$3.4	$3.4	$—	$—	$2.9	$2.9	$—	$—
Liabilities
Interest rate swap	0.1	—	0.1	—	0.2	—	0.2	—
Our mutual fund investments relate to our deferred compensation plan, which are held in a Rabbi trust which is included in other assets in our consolidated balance sheets. The funds are measured at quoted prices in active markets, which is equivalent to their fair value.
The fair value of interest rate swaps is determined using widely accepted valuation techniques, including the discounted cash flow method. The analysis reflects the contractual terms of the swaps, including the period to maturity, and uses observable market-based inputs, including interest rate curves (“significant other observable inputs”). The fair value calculation also includes an amount for risk of non-performance using “significant unobservable inputs” such as estimates of current credit spreads to evaluate the likelihood of default. The Company has concluded, as of July 31, 2026 and October 31, 2025, the fair value associated with the “significant unobservable inputs” relating to the Company’s risk of non-performance was insignificant to the overall fair value of the interest rate swap agreements and, as a result, the Company determined that the relevant inputs for purposes of calculating the fair value of the interest rate swap agreements, in their entirety, were based upon “significant other observable inputs”. The liabilities associated with the interest rate swaps have been included in accrued expenses and other long-term liabilities in the condensed consolidated balance sheets and gains and losses for the interest rate swaps have been included in other (expense) income, net in the condensed consolidated statements of (loss) income.
11.    Earnings Per Share and Shareholder’s Equity

	Three Months Ended July 31,		Nine Months Ended July 31,
	2026	2025	2026	2025
Numerator:
Net (loss) income attributable to Mission Produce (in millions)	$(6.5)	$14.7	$(14.4)	$21.7
Denominator:
Weighted average shares of common stock outstanding, used in computing basic earnings per share	82,847,263	70,618,199	74,801,017	70,819,280
Effect of dilutive stock options	—	—	—	—
Effect of dilutive RSUs	—	199,736	—	204,983
Effect of dilutive PSUs	—	220,119	—	197,237
Weighted average shares of common stock outstanding, used in computing diluted earnings per share	82,847,263	71,038,054	74,801,017	71,221,500
Earnings per share
Basic	$(0.08)	$0.21	$(0.19)	$0.31
Diluted	$(0.08)	$0.21	$(0.19)	$0.30
Equity awards representing shares of common stock outstanding that were excluded in the computation of diluted earnings per share because their effect would have been anti-dilutive as a result of applying the treasury stock method, were as follows:

MISSION PRODUCE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended July 31,		Nine Months Ended July 31,
	2026	2025	2026	2025
Anti-dilutive stock options	2,025,852	2,052,182	2,032,857	2,056,769
Anti-dilutive RSUs	544,192	140,541	552,604	194,988
Anti-dilutive PSUs	395,731	—	457,908	—
Rights Plan
On January 21, 2026, our Board of Directors approved the adoption of a limited duration stockholder rights plan (the “Rights Plan”). Under the plan, one preferred stock purchase right will be distributed for each share of common stock held by stockholders of record on February 4, 2026. Under certain circumstances, each right will entitle stockholders to buy one one-hundredth of a share of newly-created Series A Junior Participating Preferred Stock of the Company at an exercise price of $63.00. The Company’s Board of Directors may redeem the rights at $0.01 per right at any time before a person or group has acquired 15% or more of the outstanding common stock. Additionally, at any time after a person or group becomes an acquiring person and before such person or group acquires 50% or more of the outstanding common stock, the Board of Directors may exchange the outstanding rights (other than those held by the acquiring person, which will be void) for shares of common stock at an exchange rate of one share of common stock per right, subject to adjustment. Subject to limited exceptions, if a person or group acquires 15% or more of the Company’s common stock (including shares that are synthetically owned pursuant to derivative transactions or ownership of derivative securities) or announces a tender offer and the consummation of that offer would result in such ownership (we refer to such a person or group as an “acquiring person”), each right will entitle its holder to purchase, at the right’s then-current exercise price, a number of shares of common stock having a market value at that time of two times the right’s exercise price. Rights held by the acquiring person will become void and will not be exercisable. If the Company is acquired in a merger or other business combination transaction that has not been approved by the Board of Directors after the rights become exercisable, each right will entitle its holder to purchase, at the right’s then-current exercise price, a number of shares of the acquiring company’s common stock having a market value at that time of two times the right’s exercise price.
The Rights Plan is effective January 21, 2026 and has a one-year duration, expiring on January 21, 2027, subject to the Company’s right to extend such date, unless earlier redeemed or exchanged by the Company or terminated.
Stock Repurchase Plan
On June 3, 2026, the Board of Directors approved a stock repurchase program, which permits the Company to repurchase up to $100 million of shares of the Company’s common stock over the next 36 months, effective June 3, 2026 (the “2026 Program”). The 2026 Program replaces the Company’s previous common stock repurchase program adopted in September 2023, which would have expired in September 2026 with approximately $11.2 million remaining. The shares may be repurchased from time to time in open market and/or pursuant to Rule 10b5-1 trading plans in such quantities and at such prices as may be authorized by certain designated officers of the Company. Share repurchases were $7.2 million and $9.4 million for the three and nine months ended July 31, 2026, respectively. No repurchases were made during the three months ended July 31, 2025, and $5.5 million of shares were repurchased for the nine months ended July 31, 2025.
12.     Related Party Transactions
Transactions with related parties included in the condensed consolidated financial statements were as follows:

	Condensed Consolidated Balance Sheets
	July 31, 2026				October 31, 2025
(In millions)	Accounts receivable & grower advances	Property, plant and equipment, net	Accounts payable & accrued expenses	Finance lease liabilities	Accounts receivable & grower advances	Property, plant and equipment, net	Accounts payable & accrued expenses	Finance lease liabilities
Equity method investees:
Henry Avocado	$0.9	$—	$—	$—	$—	$—	$0.1	$—
Mr. Avocado	0.1	—	—	—	0.4	—	—	—
Agricola Don Memo	6.2	—	—	—	—	—	—	—
Other:
Directors/Officers(1)	0.2	18.5	—	21.3	0.1	19.2	—	21.8
Employees(2)	—	—	0.9	—	—	—	1.0	—

MISSION PRODUCE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Condensed Consolidated Statements of (Loss) Income
(In millions)	Net sales	Cost of sales	Interest expense	Net sales	Cost of sales	Interest expense
	Three Months Ended July 31, 2026			Three Months Ended July 31, 2025
Equity method investees:
Henry Avocado	$2.1	$—	$—	$0.2	$0.1	$—
Mr. Avocado	0.6	—	—	0.6	—	—
Agricola Don Memo	—	0.7	—	—	—	—
Other:
Directors/Officers(1)	0.8	0.2	0.5	0.5	0.2	0.5
Employees(2)	—	2.0	—	—	2.1	—

	Nine Months Ended July 31, 2026			Nine Months Ended July 31, 2025
Equity method investees:
Henry Avocado	$2.1	$0.3	$—	$0.3	$0.1	$—
Mr. Avocado	0.6	—	—	0.6	—	—
Agricola Don Memo	—	0.7	—	—	—	—
Other:
Directors/Officers(1)	2.5	1.2	1.5	1.9	2.0	1.5
Employees(2)	—	7.8	—	—	6.5	—
(1)The Company purchases from and sells fruit to, and provides logistics services to, a small number of entities having full or partial ownership by some of our directors/officers. These transactions are made under substantially similar terms as with other growers and customers. Our blueberries business leases land under a long-term lease with a company owned by one of our directors. The rental rate in the lease was comparable to market rates and reflective of an arm’s-length transaction. The lease was accounted for as a finance lease right-of-use asset and is included in property, plant and equipment, net in the consolidated balance sheets, with amortization and interest expense recognized in cost of sales and interest expense, respectively, in the condensed consolidated statements of (loss) income. The portion of lease costs attributable to noncontrolling interest, net of income taxes, was $0.2 million for both the three months ended July 31, 2026 and 2025 and $0.7 million for both the nine months ended July 31, 2026 and 2025; amounts were included as part of net income attributable to noncontrolling interest in the condensed consolidated statements of (loss) income.
(2)The Company utilizes a small number of transportation vendors in Mexico having full or partial ownership by some of our employees. The Company also purchases avocados from a small number of entities having full or partial ownership by some employees. These transactions are made under substantially similar terms as with other transportation carriers and growers.
13.     Segment and Revenue Information
We have four operating segments which are also reportable segments. Our reportable segments are presented based on how information is used by our CEO, who is the chief operating decision maker, to measure performance and allocate resources.
•Marketing & Distribution. Our Marketing & Distribution reportable segment sources fruit from growers and then distributes the fruit through our global distribution network. The former “Fresh” business of Calavo is included in this segment.
•Prepared Foods. Includes prepared products, such as packaged guacamole and salsas, sold to retail and foodservice customers. This segment is equivalent to the acquired “Prepared Foods” business of Calavo.
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
The following table provides information for each of our reportable segments and reconciliations to consolidated income before taxes.

(In millions)	Marketing & Distribution	Prepared Foods	International Farming	Blueberries	Total
Three months ended July 31, 2026:
Third-party sales	$414.3	$15.5	$14.8	$5.4	$450.0
Affiliated sales	—		31.0	—	31.0

MISSION PRODUCE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In millions)	Marketing & Distribution	Prepared Foods	International Farming	Blueberries	Total
	414.3	15.5	45.8	5.4	481.0
Reconciliation of revenue
Elimination of affiliated sales					(31.0)
Total consolidated sales					450.0
Less:
Segment cost of sales(1)	376.5	16.8	40.9	2.1
Segment selling, general and administrative expenses(2)	36.7	2.8	3.8	0.9
Segment operating (loss) income	1.1	(4.1)	1.1	2.4	0.5
Interest expense					(5.1)
Equity method income					1.9
Other expense, net					(2.5)
Loss before income taxes					$(5.2)

Three months ended July 31, 2025:
Third-party sales	$344.1	$—	$9.1	$4.5	$357.7
Affiliated sales	—	—	39.9	—	39.9
	344.1	—	49.0	4.5	397.6
Reconciliation of revenue
Elimination of affiliated sales					(39.9)
Total consolidated sales					357.7
Less:
Segment cost of sales(1)	310.8	—	38.0	3.7
Segment selling, general and administrative expenses(2)	18.8	—	4.3	1.0
Segment operating income (loss)	14.5	—	6.7	(0.2)	21.0
Interest expense					(2.4)
Equity method income					2.0
Other expense, net					(0.8)
Income before income taxes					$19.8

Nine months ended July 31, 2026:
Third-party sales	$926.3	$15.5	$20.5	$57.2	$1,019.5
Affiliated sales	—	—	43.6	—	43.6
	926.3	15.5	64.1	57.2	1,063.1
Reconciliation of revenue
Elimination of affiliated sales					(43.6)
Total consolidated sales					$1,019.5
Less:
Segment cost of sales(1)	840.8	16.8	57.5	51.2
Segment selling, general and administrative expenses(2)	87.1	2.8	9.1	1.8
Segment operating (loss) income	(1.6)	(4.1)	(2.5)	4.2	(4.0)
Interest expense					(8.7)
Equity method income					4.7
Other income, net					(4.9)
Loss before income taxes					$(12.9)

Nine months ended July 31, 2025:
Third-party sales	$1,002.4	$—	$13.2	$56.6	$1,072.2
Affiliated sales	—	—	53.1	—	53.1
	1,002.4	—	66.3	56.6	1,125.3

MISSION PRODUCE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In millions)	Marketing & Distribution	Prepared Foods	International Farming	Blueberries	Total
Reconciliation of revenue
Elimination of affiliated sales					(53.1)
Total consolidated sales					$1,072.2
Less:
Segment cost of sales(1)	923.2	—	52.0	45.1
Segment selling, general and administrative expenses(2)	55.3	—	9.0	3.5
Segment operating income (loss)	23.9	—	5.3	8.0	37.2
Interest expense					(7.1)
Equity method income					3.7
Other income, net					0.1
Income before income taxes					$33.9
(1)Segment cost of sales for each reportable segment included:
•Marketing & Distribution—fruit costs, employee-related expenses, freight, packaging costs, depreciation, and other costs.
•Prepared Foods—raw materials and ingredients, production costs, employee-related expenses, freight, depreciation, and other costs.
•International Farming and Blueberries—employee-related expenses, farming costs, packaging costs, depreciation and other costs.
(2)Segment selling, general and administrative expenses for each reportable segment included employee-related expenses including performance-based stock compensation expense and statutory profit-sharing expense, professional fees, transaction advisory and integration costs, and other general corporate expenses.

Supplemental information by segment is as follows.

	Three Months Ended July 31,		Nine Months Ended July 31,
(In millions)	2026	2025	2026	2025
Depreciation and amortization expense by segment:
Marketing & Distribution	$8.5	$3.1	$15.0	$11.8
Prepared Foods	0.8	—	0.8	—
International Farming	5.3	4.9	9.0	8.4
Blueberries	0.3	0.4	6.0	3.9
Total	$14.9	$8.4	$30.8	$24.1
Purchases of property, plant and equipment by segment:
Marketing & Distribution	$1.7	$2.4	$6.0	$4.6
Prepared Foods	0.1	—	0.1	—
International Farming	6.3	6.7	18.2	24.3
Blueberries	1.0	2.7	7.7	10.9
Total	$9.1	$11.8	$32.0	$39.8

MISSION PRODUCE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Supplemental sales information is as follows.

	Three Months Ended July 31,		Nine Months Ended July 31,
(In millions)	2026	2025	2026	2025
By type
Avocado	$398.2	$327.0	$865.8	$938.8
Blueberry	5.4	4.5	57.2	56.6
Mango	24.2	22.8	68.0	67.5
Prepared foods	15.5	—	15.5	—
Other	6.7	3.4	13.0	9.3
Total net sales	$450.0	$357.7	$1,019.5	$1,072.2
By customer location
United States	$354.3	$279.5	$793.7	$862.2
Rest of world	95.7	78.2	225.8	210.0
Total net sales	$450.0	$357.7	$1,019.5	$1,072.2

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
Overview
We are a world leader in sourcing, producing, growing and distributing Hass avocados, serving retail, wholesale and foodservice customers. We source, produce, pack and distribute avocados along with other fruits, including mangos, to our customers and provide value-added services including ripening, bagging, custom packaging and logistical management. We also process and package guacamole and related products sold at retail locations and to food service operators. In addition, we provide our customers with merchandising and promotional support, insights on market trends and training designed to increase their retail avocado sales.
We have four operating segments which are also reportable segments:
•Marketing & Distribution. Our Marketing & Distribution reportable segment sources fruit from growers and then distributes the fruit through our global distribution network. The former “Fresh” business of Calavo is included in this segment.
•Prepared Foods. Includes prepared products, such as packaged guacamole and salsas, sold to retail and foodservice customers. This segment is equivalent to the acquired “Prepared Foods” business of Calavo.
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
The transaction enhances our position in the North American avocado category with expanded supply reliability across Mexico and California. The transaction also represents our entry into the prepared food sector, complementing our existing value-added avocado business. The transaction also provides a significant value opportunity for us to realize cost synergies and SG&A savings. The results of Calavo and interest costs associated with the debt incurred are included in our results for periods following the closing date.
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
Subsequently, the U.S. Customs and Border Protection (CBP) has created the Consolidated Administration and Processing of Entries (CAPE) system to administer refunds for tariffs imposed under IEEPA. The system was released in phases corresponding to different classes of claims. During the third fiscal quarter of 2026, we submitted or have developed a plan to submit approximately $12.5 million in claims. As a portion of the refunds have been received during the third quarter, we believe the remainder of the claims are realizable. Refunds and receivables for refund claims have been recognized as allowances against revenue and cost of sales based on the nature of the settlements. We are monitoring the situation closely for any changes to the ability to recover refunds.
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
Our financial reporting currency is the U.S. dollar. The functional currency of our most significant subsidiaries is the U.S. dollar and the majority of our sales are denominated in U.S. dollars. A significant portion of our purchases of avocados are denominated in the Mexican Peso and a significant portion of our growing and harvesting costs are denominated in Peruvian Soles. Fluctuations in the exchange rates between the U.S. dollar and these local currencies usually do not have a significant impact on our gross margin because the impact typically affects our pricing by comparable amounts. Our margin exposure to exchange rate fluctuations is short-term in nature, as our sales price commitments are generally limited to less than one month and orders can primarily be serviced with procured inventory. Over longer periods of time, we believe that the impact that exchange rate fluctuations will have on our cost of goods sold will largely be passed on to our customers in the form of higher or lower prices.

	Three Months Ended July 31,				Nine Months Ended July 31,
	2026		2025		2026		2025
(In millions, except for percentages)	Dollars	%	Dollars	%	Dollars	%	Dollars	%
Net sales	$450.0	100%	$357.7	100%	$1,019.5	100%	$1,072.2	100%
Cost of sales	405.3	90%	312.6	87%	922.7	91%	967.2	90%
Gross profit	44.7	10%	45.1	13%	96.8	9%	105.0	10%
Selling, general and administrative expenses	31.6	7%	24.0	7%	74.8	7%	67.5	6%
Transaction advisory and integration costs	12.6	3%	0.1	—%	26.0	3%	0.3	—%
Operating income (loss)	0.5	—%	21.0	6%	(4.0)	—%	37.2	3%
Interest expense	(5.1)	(1)%	(2.4)	(1)%	(8.7)	(1)%	(7.1)	(1)%
Equity method income	1.9	—%	2.0	1%	4.7	—%	3.7	—%
Other (expense) income, net	(2.5)	(1)%	(0.8)	—%	(4.9)	—%	0.1	—%
(Loss) income before income taxes	(5.2)	(1)%	19.8	6%	(12.9)	(1)%	33.9	3%
Provision for income taxes	0.6	—%	5.3	1%	0.4	—%	10.2	1%
Net (loss) income	(5.8)	(1)%	14.5	4%	(13.3)	(1)%	23.7	2%
Less: Net income (loss) attributable to noncontrolling interest	0.7	—%	(0.2)	—%	1.1	—%	2.0	—%
Net (loss) income attributable to Mission Produce	$(6.5)	(1)%	$14.7	4%	$(14.4)	(1)%	$21.7	2%
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

	Three Months Ended July 31,		Nine Months Ended July 31,
(In millions)	2026	2025	2026	2025
Net sales by segment:
Marketing and Distribution	$414.3	$344.1	$926.3	$1,002.4
Prepared Foods	15.5	—	15.5	—
International Farming	14.8	9.1	20.5	13.2
Blueberries	5.4	4.5	57.2	56.6
Total net sales	$450.0	$357.7	$1,019.5	$1,072.2
Net sales increased $92.3 million or 26% in the three months ended July 31, 2026 compared to the same period last year, primarily driven by our Marketing & Distribution segment, where an increase in avocado volume sold of 38%, partially offset by a decrease in per-unit avocado sales prices of 9%. Volume increased from the integration of the acquired Calavo operation as well as the impact of increased Mexican avocado supply due to higher yields in the current year.
Net sales decreased $52.7 million or 5% in the nine months ended July 31, 2026 compared to the same period last year, primarily driven by our Marketing & Distribution segment, where a decrease in per-unit avocado sales prices of 25% was partially offset by an increase in avocado volume sold of 23%. Volume increased from the integration of the acquired Calavo operation as well as the impact of increased Mexican avocado supply due to higher yields in the current year.
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

	Three Months Ended July 31,		Nine Months Ended July 31,
	2026	2025	2026	2025
Gross profit (in millions)	$44.7	$45.1	$96.8	$105.0
Gross profit as a percentage of sales	9.9%	12.6%	9.5%	9.8%
Gross profit decreased $0.4 million or 1% for the three months ended July 31, 2026 compared to the same period last year and gross profit percentage decreased 270 basis points compared to the same period last year, to 9.9% of revenue. In our International Farming segment, gross profit decreased due to lower average sales prices attributed to higher global supply of avocados in the current year. Gross profit in our Marketing and Distribution segment was higher due to the inclusion of Calavo’s post-acquisition results, partially offset by the impact of amortization of certain assets recognized in the business combination. Gross profit improvement in our Blueberries segment was driven by the one-time impact of IEEPA tariff refunds in the current year.

Gross profit decreased $8.2 million or 8% for the nine months ended July 31, 2026, while gross profit percentage decreased compared to the same period last year at 9.5% of revenue. In our International Farming segment gross profit was lower due to lower average sales prices attributed to higher global supply of avocados in the current year. Gross profit improved in our Marketing and Distribution segment due to higher volume resulting from the inclusion of Calavo’s post-acquisition results in the current year. Gross profit in our Blueberries segment was lower due to lower volume and higher per-unit production costs associated with lower yields in the current year, partially offset by one-time impact of IEEPA tariff refunds in the current year.
SG&A
Selling, general and administrative (“SG&A”) expenses primarily include the costs associated with selling, professional fees, general corporate overhead and other related administrative functions.

	Three Months Ended July 31,		Nine Months Ended July 31,
(In millions)	2026	2025	2026	2025
Selling, general and administrative expenses	$31.6	$24.0	$74.8	$67.5
Transaction advisory and integration costs	12.6	0.1	26.0	0.3
SG&A expenses excluding transaction advisory and integration costs increased $7.6 million or 32% and $7.3 million or 11% for the three and nine months ended July 31, 2026, respectively, compared to the same periods last year, driven by the inclusion of expense and amortization of certain assets recognized in the business combination.
Transaction advisory and integration costs are comprised of third-party legal, diligence, severance/retention, and other costs associated with the Calavo acquisition, which was completed on May 28, 2026.
Interest expense
Interest expense consists primarily of interest on borrowings under working capital facilities that we maintain and interest on other long-term debt used to make capital and equity investments. We also incur interest expense on finance leases, computed using each lease’s explicit or implicit borrowing rate.

	Three Months Ended July 31,		Nine Months Ended July 31,
(In millions)	2026	2025	2026	2025
Interest expense	$5.1	$2.4	$8.7	$7.1
Interest expense increased $2.7 million or 113% and $1.6 million or 23% in the three and nine months ended July 31, 2026, respectively, compared to the same periods last year, due to higher outstanding debt balances related to the financing of the Calavo acquisition. Interest rates applicable to our credit facility are variable, based on SOFR and a spread depending on our net leverage ratio.
Equity method income
Our material equity method investees include Henry Avocado (“HAC”), Mr. Avocado, Copaltas and Agricola Don Memo (“Don Memo”).

	Three Months Ended July 31,		Nine Months Ended July 31,
(In millions)	2026	2025	2026	2025
Equity method income	$1.9	$2.0	$4.7	$3.7
Equity method income was flat for the three months ended July 31, 2026 compared to the same period last year. Equity method income increased $1.0 million or 27% in the nine months ended July 31, 2026, compared to the same period last year. Equity method income is mostly comprised of earnings in our investment in HAC.

Other (expense) income, net
Other (expense) income, net consists of interest and dividend income, currency exchange gains or losses, interest rate derivative gains or losses and other miscellaneous income and expense items.

	Three Months Ended July 31,		Nine Months Ended July 31,
(In millions)	2026	2025	2026	2025
Other (expense) income, net	$(2.5)	$(0.8)	$(4.9)	$0.1
Other expense increased $1.7 million or 213% in the three months ended July 31, 2026 compared to the same period last year, primarily due to debt restructuring fees incurred in the current year related to the Calavo acquisition.
Other expense was $4.9 million for the nine months ended July 31, 2026 compared to other income of $0.1 million for the same period last year. The change was attributed to debt restructuring fees incurred in the current year related to the Calavo acquisition and greater foreign currency transaction losses resulting from more pronounced weakening of the U.S. dollar relative to the Mexican peso in the current year.
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
We recognize an uncertain tax position only if it is more likely than not the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. Such positions are then measured based on the largest outcome that has a greater than 50% likelihood of being realized upon settlement. Interest and penalties are recognized within the provision for income taxes.
Our effective tax rate is impacted by income attributable to foreign jurisdictions which is taxed at different rates from the U.S. federal statutory tax rate of 21%, changes in foreign exchange rates taxable in foreign jurisdictions and nondeductible tax items.

	Three Months Ended July 31,		Nine Months Ended July 31,
	2026	2025	2026	2025
Provision for income taxes (in millions)	$0.6	$5.3	$0.4	$10.2
Effective tax rate	(11.5)%	26.8%	(3.1)%	30.1%
The provision for income taxes decreased $4.7 million or 89% for the three months ended July 31, 2026 compared to the same period last year and decreased $9.8 million or 96% for the nine months ended July 31, 2026 compared to the same period last year. The provisions were impacted by the effect of lower income before taxes in the current year, partially offset by a discrete Mexican transfer tax charge of $1.8 million related to the acquisition of Calavo assets in Mexico. Our effective tax rate was also impacted by book losses in jurisdictions where either a full valuation allowance has been recorded or where loss carryforward is disallowed in both years.
Non-GAAP Measure
Adjusted EBITDA
Adjusted EBITDA refers to net income (loss), before interest expense, income taxes, depreciation and amortization expense, stock-based compensation expense, other income (expense), and income (loss) from equity method investees, further adjusted by asset impairment and disposals, net of insurance recoveries, farming costs for nonproductive orchards (which represents land lease costs), certain noncash and nonrecurring ERP costs, transaction advisory and integration costs, material legal settlements, amortization of inventory assets recognized from business combinations, and any special, non-recurring, or one-time items such as remeasurements or impairments, and any portion of these items attributable to the noncontrolling interest. We believe that adjusted EBITDA provides useful information for analyzing the underlying business results as well as allowing investors a means to evaluate the financial results of each reportable segment in relation to the Company as a whole. This measure is not in accordance with, nor is it a substitute for or superior to, the comparable GAAP financial measure.

	Three Months Ended July 31,		Nine Months Ended July 31,
(In millions)	2026	2025	2026	2025
Net (loss) income	$(5.8)	$14.5	$(13.3)	$23.7
Interest expense(1)	5.1	2.4	8.7	7.1
Provision for income taxes	0.6	5.3	0.4	10.2
Depreciation and amortization(2)	14.9	8.4	30.8	24.1
Equity method income	(1.9)	(2.0)	(4.7)	(3.7)
Stock-based compensation	1.7	1.7	4.5	5.6
Losses on asset impairment and disposals	1.0	1.1	1.0	2.9
Farming costs for nonproductive orchards	0.5	0.5	1.4	1.3
Recognition of deferred ERP costs	—	0.6	—	1.7
Amortization of inventory adjustment recognized from business combination	5.2	—	5.2	—
Transaction advisory and integration costs	12.6	0.1	26.0	0.3
Supply chain optimization costs(3)	—	(0.5)	—	0.2
Tariffs(4)	(4.0)	—	(4.0)	1.1
Other expense (income), net	2.5	0.8	4.9	(0.1)
Adjusted EBITDA before adjustment for noncontrolling interest	32.4	32.9	60.9	74.4
Noncontrolling interest(5)	—	(0.3)	(2.9)	(5.0)
Total adjusted EBITDA	$32.4	$32.6	$58.0	$69.4
(1)Includes interest expense from finance leases, the most significant of which is for land at our Blueberries segment of $0.5 million for both the three months ended July 31, 2026 and 2025 and $1.5 million for both the nine months ended July 31, 2026 and 2025.
(2)Includes depreciation and amortization of purchase accounting assets of $2.2 million and zero for the three months ended July 31, 2026 and 2025, respectively, and $2.5 million and $0.8 million for nine months ended July 31, 2026 and 2025, respectively. Includes $0.3 million of amortization of the Blueberries finance lease for both the three months ended July 31, 2026 and 2025 and $0.7 million for both the nine months ended July 31, 2026 and 2025. Includes accelerated depreciation related to supply chain optimization
(3)Represents accelerated amortization of operating lease right-of-use assets, early lease termination costs and severance costs incurred, recognized in cost of sales.
(4)For the nine months ended July 31, 2025, amount represents tariff charges levied on USMCA-compliant goods imported from Mexico for the three-day period from March 4th to March 6th, 2025. The extremely short-term nature of the charges prevented the Company from effectively passing the charges in both pricing to customers and prices paid for goods from suppliers. USMCA-compliant goods have subsequently been exempted from tariff charges on U.S. imports. For the three and nine months ended July 31, 2026, amount represents actual and estimated refunds of IEEPA tariffs that were paid in the prior year that are primarily related to our Blueberries operation.
(5)Represents net income (loss) attributable to noncontrolling interest plus the impact of non-GAAP adjustments, allocable to the noncontrolling owner based on their percentage of ownership interest.

Segment Results of Operations
Net sales

	Marketing & Distribution	Prepared Foods	International Farming	Blueberries	Total
(In millions)	Three Months Ended July 31, 2026
Third party sales	$414.3	$15.5	$14.8	$5.4	$450.0
Affiliated sales	—	—	31.0	—	31.0
Total segment sales	414.3	15.5	45.8	5.4	481.0
Intercompany eliminations	—	—	(31.0)	—	(31.0)
Total net sales	$414.3	$15.5	$14.8	$5.4	$450.0
	Nine Months Ended July 31, 2026
Third party sales	$926.3	$15.5	$20.5	$57.2	$1,019.5
Affiliated sales	—	—	43.6	—	43.6
Total segment sales	926.3	15.5	64.1	57.2	1,063.1
Intercompany eliminations	—	—	(43.6)	—	(43.6)
Total net sales	$926.3	$15.5	$20.5	$57.2	$1,019.5
	Three Months Ended July 31, 2025
Third party sales	$344.1	$—	$9.1	$4.5	$357.7
Affiliated sales	—	—	39.9	—	39.9
Total segment sales	344.1	—	49.0	4.5	397.6
Intercompany eliminations	—	—	(39.9)	—	(39.9)
Total net sales	$344.1	$—	$9.1	$4.5	$357.7
	Nine Months Ended July 31, 2025
Third party sales	$1,002.4	$—	$13.2	$56.6	$1,072.2
Affiliated sales	—	—	53.1	—	53.1
Total segment sales	1,002.4	—	66.3	56.6	1,125.3
Intercompany eliminations	—	—	(53.1)	—	(53.1)
Total net sales	$1,002.4	$—	$13.2	$56.6	$1,072.2
Segment operating income (loss)

	Three Months Ended July 31,		Nine Months Ended July 31,
(In millions)	2026	2025	2026	2025
Segment operating income (loss):
Marketing & Distribution	$1.1	$14.5	$(1.6)	$23.9
Prepared Foods	(4.1)	—	(4.1)	—
International Farming	1.1	6.7	(2.5)	5.3
Blueberries	2.4	(0.2)	4.2	8.0
Total operating income (loss)	$0.5	$21.0	$(4.0)	$37.2
Marketing & Distribution
Total segment sales in our Marketing & Distribution segment increased $70.2 million or 20% in the three months ended July 31, 2026, compared to the same period last year, due to an increase in avocado volume sold of 38%, partially offset by a decrease in per-unit avocado sales prices of 9%. Volume increased from the integration of the acquired Calavo operation as well as the impact of increased Mexican avocado supply due to higher yields in the current year.

Segment operating income decreased $13.4 million or 92% in the three months ended July 31, 2026 compared to the same period last year. The decrease was driven primarily by higher transaction advisory and integration costs. Higher gross margin was largely offset by higher SG&A costs, both of which were attributed to the inclusion of Calavo post-acquisition results. Segment operating income also included the amortization of certain assets recognized in the business combination.
Total segment sales in our Marketing & Distribution segment decreased $76.1 million or 8% in the nine months ended July 31, 2026 compared to the same period last year, driven by a decrease in per-unit avocado sales prices of 25%, partially offset by an increase in avocado volume sold of 23%. Volume increased from the integration of the acquired Calavo operation as well as the impact of increased Mexican avocado supply due to higher yields in the current year.
Segment operating loss was $1.6 million in the nine months ended July 31, 2026 compared to income of $23.9 million in the same period last year, due to the same factors impacting the quarter.
Prepared Foods
Total segment sales in the Prepared Foods segment were $15.5 million for both the three and nine months ended July 31, 2026. These amounts only include sales after the acquisition of Calavo.
Segment operating loss was $4.1 million for both the three and nine months ended July 31, 2026. Segment operating loss included the impact of amortization of inventory assets recognized in the business combination.
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
Total segment sales in our International Farming segment decreased $3.2 million or 7% in the three months ended July 31, 2026, compared to the same period last year. Segment operating income decreased $5.6 million or 84% in the three months ended July 31, 2026 compared to the same period last year. Performance was impacted by lower average sales prices attributed to higher global supply of avocados in the current year.
Total segment sales in our International Farming segment decreased $2.2 million or 3% in the nine months ended July 31, 2026 compared to the same period last year. Segment operating loss was $2.5 million in the nine months ended July 31, 2026 compared to income of $5.3 million for the same period last year due primarily to the same factors described for the quarter.
Blueberries
Sales in our Blueberries segment have traditionally been concentrated in the first and fourth quarters of our fiscal year in alignment with the Peruvian blueberry harvest season.
Total segment sales in our Blueberries segment increased $0.9 million or 20% in the three months ended July 31, 2026 compared to the same period last year. Segment operating income was $2.4 million for the three months ended July 31, 2026 compared to a loss of $0.2 million for the same period last year. Performance during the quarter was driven primarily by the IEEPA tariff refunds, which more than offset decreases in volume sold and average per-unit sales prices.
Total segment sales in our Blueberries segment increased $0.6 million or 1% in the nine months ended July 31, 2026 compared to the same period last year, due to the IEEPA tariff refunds and an 8% increase in average per-unit sales price, partially offset by a decrease in volume sold of 11%.
Segment operating income decreased $3.8 million or 48% for the nine months ended July 31, 2026 compared to the same period last year due to lower per-acre yield resulting in higher per-unit fruit production costs, partially offset by the IEEPA tariff refunds.
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

	Nine Months Ended July 31,
(In millions)	2026	2025
Net (loss) income	$(13.3)	$23.7
Depreciation and amortization	30.8	24.1
Equity method income	(4.7)	(3.7)
Noncash lease expense	5.1	5.2
Stock-based compensation	4.5	5.6
Dividends received from equity method investees	7.4	4.4
Deferred income taxes	(2.0)	(0.3)
Other	1.9	3.0
Changes in working capital	(55.6)	(40.6)
Net cash (used in) provided by operating activities	$(25.9)	$21.4
Net cash used in operating activities was $25.9 million for the nine months ended July 31, 2026 compared to cash provided by operating activities of $21.4 million for the same period last year. The reduction in cash from operating activities was due to a combination of lower income in the current year as well as larger increases in working capital. Working capital growth in the current year is driven by increases in inventory and trade/other receivables, partially offset by grower payables, accounts payable and accrued expenses. Inventory growth is driven primarily by higher growing crop inventory in our International Farming and Blueberries segments resulting from higher crop yields and timing of harvest, while trade/other receivables were associated with seasonality, pricing and timing of sales in the Marketing & Distribution and Blueberries segments and the timing of value-added tax refunds. Grower payable provided favorable impact due to higher avocado volumes and shift in supply mix toward origins with longer payment terms, while accounts payable and accrued expenses were favorably impacted by higher avocado volumes and timing of growing crop inventory associated with larger and later harvest.
Investing activities

	Nine Months Ended July 31,
(In millions)	2026	2025
Purchases of property, plant and equipment	$(32.0)	$(39.8)
Proceeds from sale of property, plant and equipment	0.2	—
Cash paid for acquisition of Calavo, net of cash acquired	(247.0)	—
Other	—	(0.2)
Net cash used in investing activities	$(278.8)	$(40.0)
Property, plant and equipment

	Nine Months Ended July 31,
(In millions)	2026	2025
Purchases of property, plant and equipment by segment:
Marketing & Distribution	$6.0	$4.6
Prepared Foods	0.1	—
International Farming	18.2	24.3
Blueberries	7.7	10.9
Total purchases of property, plant and equipment	$32.0	$39.8
In the nine months ended July 31, 2026, capital expenditures were comprised primarily of pre-production orchard maintenance and land improvements in Guatemala, land development and blueberry plant cultivation in Peru and construction costs associated with increasing capacity in our Mexican packing operations.

In the nine months ended July 31, 2025, capital expenditures were comprised primarily of avocado orchard development, pre-production orchard maintenance, land improvements and packhouse construction in Guatemala and pre-production land development and blueberry plant cultivation in Peru.
Financing activities

	Nine Months Ended July 31,
(In millions)	2026	2025
Borrowings on revolving credit facility	$95.0	$55.0
Payments on revolving credit facility	(45.0)	(35.0)
Proceeds from short-term borrowings	—	5.2
Repayment of short-term borrowings	(4.5)	(7.3)
Borrowings under long-term debt obligations	350.0	—
Principal payments on long-term debt obligations	(93.9)	(2.3)
Payment of debt restructuring fees	(2.8)	—
Principal payments on finance lease obligations	(0.9)	(0.7)
Payments for long-term supplier financing	(3.1)	(1.1)
Proceeds from loan from noncontrolling interest holder	3.6	—
Payments to noncontrolling interest holder for long-term supply financing	—	(1.3)
Principal payments on loans due to noncontrolling interest holder	(0.1)	—
Payments of minimum withholding taxes on net share settlement of equity awards	(2.5)	(1.5)
Exercise of stock options	—	0.3
Purchase and retirement of common stock	(9.4)	(5.5)
Net cash provided by financing activities	$286.4	$5.8
Borrowings and repayments of debt
We utilize a revolving line of credit for short-term working capital purposes. Principal payments on our credit facility are made in accordance with debt maturity schedules. Borrowings under and principal payments on long-term debt obligations during the nine months ended July 31, 2026, were impacted by the increase in term loans funded under our syndicated credit facility to support the cash component of the Calavo acquisition.
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
Capital resources

(In millions)	July 31, 2026	October 31, 2025
Cash and cash equivalents	$47.1	$64.8
Working capital(1)	192.2	127.7
(1)Current assets minus current liabilities.

Capital resources include cash flows from operations, cash and cash equivalents, and our syndicated credit facility. Our Blueberries segment may also receive capital contributions or loans from shareholders.
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
As of July 31, 2026, we were required to comply with the following financial covenants as defined by our credit facility, which includes certain proforma information and other adjustments: (a) a quarterly consolidated leverage ratio of not more than 3.5 to 1.00 and (b) a quarterly consolidated fixed charge coverage ratio of not less than 1.25 to 1.00. As of July 31, 2026, we were in compliance with all such covenants of the credit facility.
We believe that our cash and cash equivalents on hand, expected cash flows from operations, and availability under our syndicated credit facility will be sufficient to fulfill our obligations, working capital requirements, and capital expenditures for the next 12 months and beyond.
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
Leases
We are party to various leases, the most material of which are for facilities and land. Our undiscounted cash liabilities were approximately $185.6 million as of July 31, 2026, of which, approximately $108.3 million was for long-term land leases.
Long-term debt
As of July 31, 2026, outstanding borrowings on our syndicated debt facility totaled $402.1 million. See Note 7 to the condensed consolidated financial statements for more information.
Critical accounting estimates
For a discussion of our critical accounting estimates, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended October 31, 2025, filed with the SEC on December 18, 2025. There have been no material changes to the critical accounting estimates disclosed in such Annual Report on Form 10-K except as follows:
Business combinations. We account for business combinations under the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations, which requires an allocation of the consideration paid, if any, to the identifiable assets, intangible assets and liabilities based on the estimated fair values as of the acquisition date. Goodwill represents the excess of the sum of the fair value, over the net of the acquisition-date values of the identifiable assets and liabilities assumed and fair value of noncontrolling interest. Management estimates the fair value of assets and liabilities with the assistance of a third-party specialist, using a combination of the market, income and cost valuation methods, depending on the account being valued. Material accounts requiring management judgment included: intangible assets, property plant and equipment, and long-term VAT receivable with the Mexican government. These valuation methods use inputs that are estimated by management, such as revenue forecasts, projected capital spend and estimates for cost of sales. The fair value of Mexican VAT receivables was valued using a probability-weighted expected return. The Company may adjust the amounts recognized for a business combination within the allowable one-year measurement period after the acquisition date. Any such adjustments would generally be recorded as increases or decreases to the goodwill recognized in the transaction.
Calavo Mexican tax matters. We have recorded a provision of approximately $27.1 million as of July 31, 2026, for uncertain tax positions, representing our best estimate of the potential outcome related to the 2013 tax assessment, based on a cumulative probability analysis. This estimate incorporates assumptions regarding non-deductible expenses, penalties, interest, inflationary adjustments, and other factors. Future changes in legal interpretations, court rulings, or settlement negotiations could have a material impact on this provision. We also have Mexican VAT receivables totaling approximately $25.7 million as of July 31, 2026. The estimate assumes that the supporting documentation for our tax structure will be upheld, and that administrative appeals or legal processes will ultimately result in collection of these receivables. We believe it is probable that the SAT will ultimately authorize the refund of the remaining VAT amounts, although delays in the appeals process, adverse rulings, or changes in tax enforcement practices could materially impact the timing and amount of recovery. Given the uncertainties associated with these matters, even small changes in assumptions or legal interpretations could significantly affect the reported amounts. We continue to monitor developments, and any material changes will be reflected in future periods as they occur.

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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended July 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except as follows:
On May 28, 2026, we completed our acquisition of Calavo Growers Inc., and accordingly have included the results of Calavo in our consolidated financial statements. We are continuing to evaluate and integrate Calavo Growers Inc.’s processes and controls and may implement changes in future periods.
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
PART II- OTHER INFORMATION
Item 1.        Legal Proceedings
The information required by this Item is incorporated by reference from Note 8, “Commitments and Contingencies”, which is included in Part I, Item 1 of this Form 10-Q.
Item 1A.    Risk Factors
For a discussion of our risk factors, see “Part I, Item 1A. Risk Factors” in our 2025 10-K, “Part II, Item 1A. Risk Factors” in the Q1 10-Q and “Risk Factors” in our Proxy Statement/Prospectus dated March 20, 2026. With the exception of the risk factors set forth below, which update the risk factors disclosed in such SEC filings, there have been no material changes from the risk factors previously disclosed therein. The risks and uncertainties that we face are not limited to those set forth in those SEC filings. You should carefully consider the risk factors in those SEC filings, together with the other information contained in this Quarterly Report on Form 10-Q, including the risk factors set forth below, our financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” before making a decision to purchase or sell shares of our common stock. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business and the trading price of our common stock.
Certain tax disputes we inherited from our acquisition of Calavo may have a material adverse effect on our results of operations and financial condition.
CDM may be exposed to material liabilities arising from tax disputes in Mexico. In July 2018, SAT issued a final tax assessment relating to a fiscal 2013 tax audit of CDM, which, after adjustments for interest, penalties and inflation, totaled approximately 3.6 billion Mexican pesos, or approximately $207.4 million, as of July 31, 2026. Mexican tax authorities have also determined that CDM owes employee profit-sharing liabilities totaling approximately 118 million Mexican pesos, or approximately $6.8 million, as of July 31, 2026. CDM has challenged the assessment through administrative and judicial proceedings, and the underlying assessment remains unresolved. As of July 31, 2026, CDM had a provision for these uncertain tax positions of approximately $27.5 million, as determined based on our cumulative probability analysis. There can be no assurance that CDM will prevail or that any settlement would be on acceptable terms. An adverse outcome could materially and adversely affect our financial condition, results of operations and cash flows and could result in defaults under our credit facilities.
In addition to the 2013 tax assessment referenced above, the SAT has initiated an income tax audit of CDM for fiscal years 2019 and 2020. As of the date of this Quarterly Report on Form 10-Q, the SAT has not issued any formal assessments on either audit, and these audits could result in additional assessments that are material in amount.
CDM also has significant VAT receivables in Mexico that may not be collected in full or on a timely basis. As of July 31, 2026, CDM’s VAT receivables totaled approximately $25.7 million. Since fiscal 2014, Mexican tax authorities have challenged certain refund requests and supporting documentation, including with respect to VAT paid to suppliers alleged to have failed to satisfy their own tax obligations. CDM continues to pursue collection through administrative processes and, where necessary, may pursue administrative appeals or other legal remedies. Although we believe the SAT will ultimately authorize the refund of the VAT receivables, any material denial, delay or reduction of these refunds could adversely affect our liquidity, cash flows and results of operations.
Investments in and financial support provided to businesses that we do not control could adversely affect our financial condition and results.
We have made, and may in the future make, directly or through our subsidiaries, investments in, or loans, advances or other financial commitments to, businesses that we do not control. As a result, we have limited ability to influence their operations, financial performance, capital structure or capital requirements, and we may be unable to prevent actions that are adverse to our interests. Our share of their earnings or losses affects our results of operations. For example, our results include our share of the earnings or losses of Agricola Don Memo, S.A. de C.V. (“Don Memo”), in which CDM holds an investment and over which neither we nor CDM exercises control.
If Don Memo or any other such business performs below expectations, experiences financial difficulties or is unable to obtain sufficient financing, our share of its losses may adversely affect our results of operations, our investment may become impaired, and loans, advances or other amounts owed to us or our subsidiaries may become uncollectible. Any resulting losses could materially adversely affect our financial condition and results of operations.
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
Repurchases by us or our “affiliated purchasers” (as defined in Rule 10b-18(a)(3) of the Exchange Act) of registered equity securities during the third quarter of 2026 were as follows:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions)
May 1-31, 2026	—	n/a	—	$100.0
June 1-30, 2026	641,342	$11.27	641,342	$92.8
July 1-31, 2026	—	n/a	—	$92.8
Item 3.        Defaults Upon Senior Securities
None.
Item 4.        Mine Safety Disclosures
Not applicable.
Item 5.        Other Information
Insider Trading Arrangements
On June 25, 2026, Bryan Giles, the Chief Financial Officer of the Company, entered into a trading plan intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. Mr. Giles’ plan provides for the exercise of vested stock options and the sale of up to 20,000 shares of the Company’s common stock issuable upon exercise of such options. Mr. Giles’ plan begins on September 24, 2026 and will end on September 30, 2027, subject to early termination in accordance with the terms of the plan.

Item 6.        Exhibits
The documents set forth are filed herewith or incorporated herein by reference.
INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Date	Number	Filed Herewith
2.1	Agreement and Plan of Merger, dated as of January 14, 2026, by and among Parent, Merger Sub I, Merger Sub II and the Company	8-K	1/14/2026	2.1
3.1	Amended and Restated Certificate of Incorporation	8-K	10/7/2020	3.2
3.2	Amendment to Amended and Restated Certificate of Incorporation	10-Q	6/8/2024	3.2
3.3	Certificate of Designations of Series A Junior Participating Preferred Stock	8-K	1/22/2026	3.1
3.4	Amended and Restated Bylaws	8-K	10/7/2020	3.2
4.1	Rights Agreement, dated as of January 21, 2026, between Mission Produce, Inc. and Equiniti Trust Company, LLC	8-K	1/22/2026	4.1
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101
The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended July 31, 2026 formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive (Loss) Income (iv) Condensed Consolidated Statements of Changes in Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.
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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 8, 2026.

MISSION PRODUCE, INC.

/s/ John M. Pawlowski
John M. Pawlowski
President and Chief Executive Officer

/s/ Bryan E. Giles
Bryan E. Giles
Chief Financial Officer